Form 10-Q
period 1995-09-30
MIKROS SYSTEMS CORP
filed 1995-11-13
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: September 30, 1995    COMMISSION FILE #: 2-67918-NY

                           MIKROS SYSTEMS CORPORATION
                           --------------------------
               (Exact Name of Registrant as Specified in Charter)


          DELAWARE                            141598200
          --------                            ---------
(State or Other Jurisdiction of    (I.R.S. Employer Identification#)
 Incorporation or Organization)

                     3490 U.S. Route 1, Princeton, NJ 08540
                     --------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

        Registrant's Telephone Number, Including Area Code: 609-987-1513
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes    [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING  AT
           CLASS                                  September 30, 1995
------------------------------------              ------------------
COMMON STOCK, PAR VALUE $.01                        7,352,108 SHARES

CONVERTIBLE PREFERRED STOCK,                        1,005,000 SHARES
     PAR VALUE $.01

SERIES B PREFERRED STOCK                            1,131,663 SHARES
     PAR VALUE $.01

SERIES C PREFERRED STOCK                                5,000 SHARES
     PAR VALUE $.01

SERIES D PREFERRED STOCK                              690,000 SHARES
     PAR VALUE $.01

-----------------------------------------------------------------------

                           MIKROS SYSTEMS CORPORATION

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                 Page #
                                                               ------

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at September 30, 1995  (Unaudited)
   and December 31, 1994..........................................  1

   Statements of Shareholders' Equity for the Years ended
   1993 and 1994 and Nine Months Ended September 30, 1995
   (Unaudited)....................................................  3

   Statements of Operations for the Three and Nine Months Ended
   September 30, 1995 and 1994 (Unaudited) .......................  4

   Statements of Cash Flows for the Three and Nine Months Ended
   September 30, 1995 and 1994 (Unaudited)........................  5

   Notes to the Financial Statements..............................  6

   ITEM II

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations..........................................  8

PART II - OTHER INFORMATION....................................... 11

                        MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                             (Unaudited)


                                    SEPTEMBER 30   DECEMBER 31
             ASSETS                    1995           1994

------------------------------------ -----------  -------------
CURRENT ASSETS:

    Cash                                 $5,687       $118,593

    Accounts Receivable                 313,590      1,119,971

    Inventories                         219,815        139,146

    Other Current Assets                 37,158         27,844


                                     -----------  -------------
TOTAL CURRENT ASSETS:                   576,250      1,405,554
                                     -----------  -------------


FIXED ASSETS

    Equipment                           572,357        516,875

    Furniture and Fixtures               59,207         56,910

    Leasehold Improvements               23,043         19,635
                                     -----------  -------------

                                        654,607        593,420

    Less: Accumulated Depreciation     (465,997)      (419,493)

                                     -----------  -------------
FIXED ASSETS, NET                       188,610        173,927
                                     -----------  -------------




OTHER ASSETS:

SECURITY DEPOSITS                         1,001            426


UNBILLED RECEIVABLES                    160,041         32,088


PATENT COSTS, NET                        33,637         29,006


                                     -----------  -------------
TOTAL OTHER ASSETS                      194,679         61,520
                                     -----------  -------------


                                     -----------  -------------
TOTAL ASSETS                           $959,539     $1,641,001
                                     ===========  =============


                        See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                               BALANCE SHEETS
                                 (Unaudited)


                LIABILITIES AND                       SEPTEMBER 30  DECEMBER 31
      SHAREHOLDERS' EQUITY (DEFICIENCY)                  1995          1994
---------------------------------------------------  -------------  -----------
CURRENT LIABILITIES:

   Accounts Payable                                    $262,314       $354,639

   Notes Payable-Current                                253,976        165,888

   Obligations under Capital Leases                      11,113          5,534

   Accrued Payroll and Payroll Taxes                     58,821         54,385

   Accrued Expenses                                     112,240        538,091
                                                    ------------  -------------
TOTAL CURRENT LIABILITIES                               698,464      1,118,537
                                                    ------------  -------------
NOTES PAYABLE-NONCURRENT                                176,336        270,400

OBLIGATIONS UNDER CAPITAL LEASES -
     NONCURRENT                                          12,365         17,292
                                                    ------------  -------------
TOTAL LIABILITIES                                       887,165      1,406,229
                                                    ------------  -------------
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
    par value $.01 per share, authorized 150,000
    shares, issued and outstanding 5,000 shares
    in 1995 and 1994                                     80,450         80,450
                                                    ------------  -------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
    Common Stock, par value $.01 per share,
    authorized 25,000,000 shares,
    issued and outstanding 7,352,108 shares
    in 1995, and 7,152,108 in 1994                       73,521         71,521

    Preferred Stock, convertible,
    par value $.01 per share, authorized
    2,000,000 shares, issued and outstanding
    1,005,000 shares in 1995 and 1994                    10,050         10,050

    Preferred Stock, Series B convertible,
    par value $.01 per share, authorized 1,200,000
    shares, issued and outstanding
    1,131,663 shares in 1995 and 1994                    11,316         11,316

    Preferred Stock, Series D
    par value $.01 per share, 690,000 shares
    authorized, issued, and outstanding in 1995
    and 1994                                              6,900          6,900

    Capital in excess of Par                          9,248,364      9,237,864

    Accumulated deficit                              (9,358,227)    (9,183,329)
                                                    ------------  -------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                  (8,076)       154,322
                                                    ------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $959,539     $1,641,001
                                                    ============  =============

                        See Notes to Financial Statements

                                                   MIKROS SYSTEMS CORPORATION
                                              STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                                  (Unaudited)
                                              Common Stock                Preferred Stock              Preferred Stock B
                                              $.01 Par Value              $.01 Par Value               $.01 Par Value
                                              --------------------------- ---------------------------  -------------------------
                                                 Number          Par         Number           Par         Number         Par
                                                of shares       Value       of shares        Value       of shares       Value
                                              -------------   ----------- -------------  ------------  -------------   ---------
Balance - December 31, 1992                      4,357,108      $43,571      1,005,000       $10,050      1,131,663      $11,316

Year ended December 31, 1993:

 Accretion on Preferred Stock
  Series C (Note K)

 Issuance of Common Stock                        2,775,000       27,750

 Issuance of Preferred Series D
  Stock

 Net Income
                                              -------------  -----------  -------------  ------------  -------------  -----------
Balance - December 31, 1993                      7,132,108       71,321      1,005,000        10,050      1,131,663       11,316

Year ended December 31, 1994:

 Issuance of Common Stock                           20,000          200

 Net Income
                                              -------------  -----------  -------------  ------------  -------------  -----------
Balance - December 31, 1994                      7,152,108       71,521      1,005,000        10,050      1,131,663       11,316

Nine Months ended September 30, 1995:

 Issuance of Common Stock                          200,000        2,000

 Net Income (Loss)
                                              -------------  ------------  -------------  ------------  -------------  -----------
Balance - September 30, 1995                     7,352,108       $73,521      1,005,000       $10,050      1,131,663      $11,316
                                              ============== ============  =============  ============  =============  ===========
                                      Preferred Stock D
                                      $.01 Par Value
                                      ---  --------------------
                                         Number        Par         Capital in       Accumulated
                                         of shares     Value      excess of Par       Deficit
                                      -------------   ---------  ----------------  ------------
Balance - December 31, 1992                 -          $-           $8,994,589     ($9,782,104)

Year ended December 31, 1993:

 Accretion on Preferred Stock
  Series C (Note K)                                                     (5,650)

 Issuance of Common Stock                                              247,875

 Issuance of Preferred Series D
  Stock                                    690,000        6,900

 Net Income                                                                            447,140
                                       ------------  -----------  -------------  --------------
Balance - December 31, 1993                690,000        6,900      9,236,814      (9,334,964)

Year ended December 31, 1994:

 Issuance of Common Stock                                                1,050

 Net Income                                                                            151,635
                                       ------------  -----------  -------------  --------------
Balance - December 31, 1994                690,000        6,900      9,237,864      (9,183,329)

Nine Months ended September 30, 1995:

 Issuance of Common Stock                                               10,500

 Net Income (Loss)
                                                                                      (174,898)
Balance - September 30, 1995           ------------- ------------ -------------- ---------------
                                            690,000       $6,900     $9,248,364     ($9,358,227)
                                       ============= ============ ============== ===============

                               See Notes to the Financial Statements

                                                  MIKROS SYSTEMS CORPORATION
                                                    STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   ---------------------------        -----------------------------
                                                         9/30/95      9/30/94              9/30/95         9/30/94
Revenues:                                          ------------   ------------        -------------   -------------
  Equipment Sales                                     $146,031       $409,436            1,136,708         658,333
  Contract Research and Development                    525,517        716,583            1,885,501       2,289,105
                                                   ------------   ------------        -------------   -------------
Total Revenues                                         671,548      1,126,019            3,022,209       2,947,438

Cost of Sales:
  Equipment Sales                                      106,794        305,545              810,500         487,480
  Contract Research and Development                    559,415        564,742            1,689,468       1,709,251
                                                   ------------   ------------        -------------   -------------
Gross Margin                                             5,339        255,732              522,241         750,707

Operating Expenses:
  Selling, General & Administrative                    203,054        212,152              658,986         586,130
                                                   ------------   ------------        -------------   -------------
Total Operating Expenses                               203,054        212,152              658,986         586,130
                                                   ------------   ------------        -------------   -------------
Operating Income (Loss)                               (197,715)        43,580             (136,745)        164,577

  Interest Expense                                      12,140         14,641               38,153          47,672
                                                   ------------   ------------        -------------   -------------
Net Income (Loss)                                    ($209,855)       $28,939            ($174,898)       $116,905
                                                   ============   ============        =============   =============


Net Income (Loss) per Share                             ($0.03)         $0.00               ($0.02)          $0.02
                                                   ============   ============        =============   =============

Weighted average number
 of shares outstanding                               7,352,108      7,132,108            7,263,219       7,132,108
                                                   ============   ============        =============   =============

                                             See Notes to Financial Statements

                                                                        MIKROS SYSTEMS CORPORATION
                                                                         STATEMENTS OF CASH FLOWS
                                                                               (Unaudited)

                                                                            Three Months Ended            Nine Months Ended
                                                                        -------------------------    --------------------------
                                                                          9/30/95       9/30/94         9/30/95       9/30/94
                                                                        -----------  ------------    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income(Loss)                                                      ($209,855)      $28,939       ($174,898)     $116,905

  ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
   PROVIDED BY OPERATIONS:
     Depreciation & Patent Amortization                                    $16,609        $7,855         $48,413       $36,112

  NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN:
      Accounts Receivable                                                  $82,539     ($222,402)       $678,428     ($224,893)
      Inventory                                                           ($73,833)     ($55,796)       ($80,669)     ($45,863)
      Other Current Assets                                                 $14,257       ($3,382)        ($9,312)     ($18,771)
      Other Assets                                                              $0            $0           ($575)           $0
   (DECREASE) INCREASE IN:
      Accounts Payable                                                    ($15,036)     ($42,361)       ($92,326)       $8,702
      Accrued Payroll & Payroll Taxes                                     ($25,684)      $49,900          $4,436       $44,695
      Accrued Expenses                                                   ($107,643)      $93,075       ($425,851)     $295,638
      Leases Payable                                                       ($5,622)      ($1,638)           $652        $1,983
                                                                        -----------  ------------    ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS:                                (324,268)     (145,810)        (51,702)      214,508
                                                                        -----------  ------------    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Fixed Asset Purchases                                                 ($1,011)       $1,929        ($61,187)     ($53,928)
     Patents                                                               ($6,541)           $0         ($6,541)           $0
                                                                        -----------  ------------    ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (7,552)        1,929         (67,728)      (53,928)
                                                                        -----------  ------------    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Bank Loan                                               $90,000            $0         $90,000            $0
     Proceeds from Issuance of Common Stock                                     $0            $0         $12,500            $0
     Repayment of Debt                                                          $0      ($42,969)       ($95,976)     ($97,412)
                                                                        -----------  ------------    ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:                        90,000       (42,969)          6,524       (97,412)
                                                                        -----------  ------------    ------------  ------------
NET INCREASE (DECREASE) IN CASH                                           (241,820)     (186,850)       (112,906)       63,168

CASH AT THE BEGINNING OF THE PERIOD                                       $247,507      $371,260        $118,593      $121,242
                                                                        -----------  ------------    ------------  ------------
CASH AT THE END OF THE PERIOD                                               $5,687      $184,410          $5,687      $184,410
                                                                        ===========  ============    ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash Paid for Interest                                                 $12,751       $14,641         $38,199       $54,578
                                                                        ===========  ============    ============  ============

                                  See Notes to the Financial Statements

                            MIKROS SYSTEMS CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION:

As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K.

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1995, the changes in deficiency in assets, and the results of operations, and cash flows for the three and nine-month periods ended September 30, 1995 and 1994.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE B - NOTES AND LOANS PAYABLE:

(1) Outstanding Debt is summarized as follows:

                                             09/30/95  12/31/94
                                             --------  --------


     Notes Payable to Banks                  $117,812   $ 56,600
     Other Notes Payable                      312,500    379,688
                                              -------    -------
                                             $430,312   $436,288
                                              =======   ========

B.   FINANCING TRANSACTIONS
     ----------------------

1992-93 Financing
-----------------

In a series of transactions consummated on October 27, 1992 and April 27, 1993, Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce, and John
B. Torkelsen, individually and not as a group, (collectively referred to herein as the "Investors") acquired (i) all of the loan and equity interests of Renaissance Holdings PLC and (ii) all of the equity interests of the Chartfield Group ("Chartfield") in the Company (in each instance, as set forth below in the succeeding paragraph).

Pursuant to such transactions, each of the Investors acquired, in consideration of an aggregate of $250,000 (each of the Investors individually paying $50,000 in cash), twenty percent of (i) 50,000 shares of Common Stock, $.01 par value ("Common Stock"), of the Company previously held by Chartfield, (ii) promissory notes of the Company in the aggregate principal amount of $916,875 previously held by Renaissance (collectively, the "Investor Notes"), (iii) warrants ("Series C Warrants") to purchase 97,500 shares of Series C Preferred Stock, $.01 par value, of the Company previously held by Renaissance, and (iv) Renaissance's loan and equity rights in the Company, including without limitation, rights under loan agreements, an investment agreement, a note purchase agreement, and all documents related to such agreements.

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of Common Stock and Preferred Stock issued by the Company. In return for a reduction in debt of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Preferred Stock which provides for an annual cumulative dividend of $.10 per share. The Investor Notes were modified to provide for principal payment in sixteen quarterly payments beginning January 1, 1994 and ending on October 1, 1997. Interest on the unpaid principal balance is due in quarterly payments beginning March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999.


NOTE C - INVENTORIES:

Inventories at September 30, 1995 are stated at the lower of cost or market, computed on the first-in, first-out method.

Part I. Item II.
----------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------

Total revenues were $671,548 for the quarter ended September 30, 1995 compared to $1,126,019 for the same period in 1994, a decrease of 40.4%. For the nine months ended September 30, 1995, total revenues were $3,022,209 compared to $2,947,438 for the same period in 1994, an increase of 2.5% For the quarter and nine months ended September 30, 1995 Equipment revenues were $146,031 and $1,136,708, respectively, compared to $409,436 and $658,333, respectively for the same periods in 1994. These changes are due mainly to revenue associated with a large contract from the Applied Physics Laboratory, Johns Hopkins University.

Contract Research and Development revenues were $525,517 and $716,583 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 26.7%. For the nine months ended September 30, 1995 and September 30, 1994, Contract Research and Development revenues were $1,885,501 and $2,289,105 respectively, a decrease of 17.6%. These decreases are primarily due to the higher level in 1994 of revenues from the development phase of a U.S. Navy contract for AN/USQ-120 data terminal sets which are now in production.

COST OF SALES
-------------

Equipment cost of sales for the three months ended September 30, 1995 and 1994 was $106,794 (73.1% of revenue) and $305,545 (74.6% of revenue), respectively. For the nine months ended September 30, 1995 and September 30, 1994, equipment cost of sales was $810,500 (71.3% of revenue) and $487,480 (74.0% of revenue), respectively.

Cost of sales of Contract Research and Development revenues was $559,415 (106.4% of revenue) and $564,742 (78.8% of revenue) for the quarters ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and September 30, 1994, such cost of sales was $1,689,468 (89.6% of revenue) and $1,709,251 (74.7% of revenue), respectively. The higher cost of sales ratios in the 1995 periods are due mainly to unreimbursed costs associated with a development program, the objective of which is to provide proof of concept of certain proprietary digital signal processing techniques.

INTEREST EXPENSE
----------------

Interest expense was $12,140 versus $14,641 for the quarters ended September 30, 1995 and September 30, 1994, respectively. For the nine months ended September 30, 1995 and September 30, 1994, interest expense was $38,153 and $47,672, respectively. The lower 1995 amounts are due to a reduction in outstanding debt in 1995 from 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, General and Administrative expenses amounted to $203,054 for the quarter ended September 30, 1995 compared to $212,152 for the same quarter in 1994 (decrease of 4.3%) due mainly to lower travel and salary expenses in the 1995 period. Selling, General and Administrative expenses were $658,986 and $586,130 for the nine months ended September 30, 1995 and September 30, 1994, respectively, (an increase of 12.4%) due mainly to higher travel and salary expenses.

NET INCOME (LOSS)
-----------------

Net Loss for the quarter ended June 30, 1995 was $209,855 compared to net income of $28,939 for the quarter ended September 30, 1994. For the nine months ended September 30, 1995 net loss amounted to $174,898 versus net income of $116,905 for the same period in 1994. The lower net income in the 1995 periods versus 1994 is due mainly to the joint development costs mentioned above and higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

1992-93 Financing
-----------------

In a series of transactions consummated on October 27, 1992 and April 27, 1993, Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce, and John
B. Torkelsen, individually and not as a group, (collectively referred to herein as the "Investors") acquired (i) all of the loan and equity interests of Renaissance Holdings PLC and (ii) all of the equity interests of the Chartfield Group ("Chartfield") in the Company (in each instance, as set forth below in the succeeding paragraph).

Pursuant to such transactions, each of the Investors acquired, in consideration of an aggregate of $250,000 (each of the Investors individually paying $50,000 in cash), twenty percent of (i) 50,000 shares of Common Stock, $.01 par value ("Common Stock"), of the Company previously held by Chartfield, (ii) promissory notes of the Company in the aggregate principal amount of $916,875 previously held by Renaissance (collectively, the "Investor Notes"), (iii) warrants ("Series C Warrants") to purchase 97,500 shares of Series C Preferred Stock, $.01 par value, of the Company previously held by Renaissance, and (iv) Renaissance's loan and equity rights in the Company, including without limitation, rights under loan agreements, an investment agreement, a note purchase agreement, and all documents related to such agreements.

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of Common Stock and Preferred Stock issued by the Company. In return for a reduction in debt of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Preferred Stock which provides for an annual cumulative dividend of $.10 per share. The Investor Notes were modified to provide for principal payment in sixteen quarterly payments beginning January 1, 1994 and ending on October 1, 1997. Interest on the unpaid principal balance is due in quarterly payments beginning March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999.

For the quarter and nine months ended September 30, 1995, the Company used $324,268 and $51,702 respectively by operating activities compared to $145,810 used and $214,508 provided, respectively for the same periods in 1994.

The Company is dependent on Department of Defense contracts and could be vulnerable to future budget cuts by the Navy Department. The Company's present contracts are for equipment related to ongoing shipbuilding programs and the Company has no knowledge of budget cuts that would affect its present contracts. There can be no assurance, however, that such programs will not be subject to budget cuts.

Part II.  OTHER INFORMATION
          -----------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

   a)     Exhibits.  None.
   b)     Reports on Form 8-K.
               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MIKROS SYSTEMS CORPORATION
                                        --------------------------
                                               (Registrant)

Dated: November 3, 1995


                               /s/ Joseph R. Benek
                              ---------------------------------------
                              Joseph R. Benek, Vice President Finance
                                   and Chief Accounting Officer