Form 10-Q/A
period 1995-09-30
MIKROS SYSTEMS CORP
filed 1996-02-06
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

       AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          EXHBITS INDEX
                          -------------


PAGE 4                                        EXHIBIT 27

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

Dated: January 31, 1996


                               /s/ Joseph R. Benek
                              ---------------------------------------
                              Joseph R. Benek, Vice President Finance
                                   and Chief Accounting Officer