Form 10-K
period 1995-12-31
MIKROS SYSTEMS CORP
filed 1996-05-17
CIK 317340

MIKROS SYSTEMS CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                            ---------------
                               FORM 10-K
                            ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995. Commission file number 2-67918
                      MIKROS SYSTEMS CORPORATION
                      --------------------------
         (Exact name of Registrant as specified in charter)

            Delaware                        14-1598-200
            --------                        -----------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)

   3490 U.S. Route 1 Building #5 Princeton, New Jersey  08540
  (Address of principal executive offices, Including Zip Code)

Registrant's Telephone Number, including area code: 609-987-1513
                                                    ------------

Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  None

                   Common Stock, $.01 par value
            Convertible Preferred Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 1, 1996, was approximately $1,169,000, computed by multiplying the average of the bid and asked price quoted by National Quotation Bureau, Inc. for such stock times the amount by which the total shares outstanding exceeded the shares beneficially owned by officers, directors and the principal shareholders of the registrant. Such determination shall not, however, be deemed to be an admission that any such shareholders are "affiliates" as defined in Rule 405 under the Securities act of 1933. The number of shares outstanding of the Registrant's $.01 par value common stock as of March 1, 1996 was 7,367,108.

PART I

Item 1.  Description of Business
- --------------------------------
Introduction
- ------------
Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center. The Company was incorporated under the laws of the State of Delaware in 1978 and acquired all rights of General Electric Venture Capital Corp., a subsidiary of General Electric Company, to certain microcomputer technology. The Company's headquarters are located at 3490 US Route 1, Princeton, New Jersey 08540, telephone (609) 987-1513.

Offices are also located in New Canaan, Connecticut and in the Washington, D.C. area.

During the first half of the 1980s, Mikros specialized in applying microprocessor technology to the development of military computers. The Company designed and sold MIL-STD-1750A chip sets, circuit boards and development systems, to a number of major defense contractors. Since 1986, the Company has focussed on improving the performance of digital communication systems used by the U.S. Navy, particularly the "Link-11" digital radio network. More recently, Mikros has begun to diversify and explore the application of "dual-use" technologies to commercial wireless communications applications.

Programs active at Mikros during 1995 fall into several categories:
     -     Link-11
     -     Underwater communications
     -     Commercial wireless communications

Link-11
- -------
Link-11 is a radio network used primarily by the U.S. Navy, but also by the Allies and other services which allows computers in ships and aircraft to exchange data from radars or other sensors. The network was first introduced in the 1960s. The Link-11 system includes ultra-high frequency (UHF) and high frequency
(HF) radios connected to Data Terminal Sets, which are connected in turn to cryptographic devices and computers. Most ships today continue to use original, single-frequency, Link-11 equipment that is bulky and not highly reliable.

The Company's role in Link-11 began in 1987 as part of a feasibility study on the application of 1750A technology to the Link-11 Data Terminal Set. All of the Company's subsequent work on Link-11 has involved the Data Terminal Sets, which operate as "modems", modulating signals for transmission and demodulating received signals. The Data Terminal Sets also act as controllers, determining the order in which data are reported and processed.

In 1988, under a development contract with the Johns Hopkins University Applied Physics Laboratory, the Company began research to develop Multi-Frequency Link-11 ("MF Link-11") Data Terminal Sets, to improve performance by transmitting simultaneously over several radio frequencies. In 1990 the U.S. Navy performed at-sea testing of prototype Mikros MF Link-11 terminals which demonstrated dramatic improvements in network efficiency.
Through December 31, 1995 funding on Link-11 related programs aggregated $4.61 million, of which $511,000 was funded in 1995.

Because of the Multi-Frequency success, Mikros was awarded a $1 million contract in November 1993 with The Applied Physics Laboratory to develop a dual net version which would enable U.S. Navy ships to operate simultaneously in two different Link-11 battlegroup networks. This contract, later increased to $1.5 million, was completed in October 1995.

In May 1990, the U.S. Navy awarded an additional contract to design and implement a pre-production version of the Company's "Fleet Link-11" Data Terminal Set, based on digital signal processing technology previously developed by the Company while development on the MF Link-11 system continued. This contract, later increased to $2.6M for additional options, was completed in April 1993.

During November 1991, the U.S. Navy awarded the Company a $6.1 million multi-year follow-on contract to produce initial production versions of the enhanced Multi-Frequency Link-11 equipment, designated the AN/USQ-120, for new U.S. Navy cruisers and destroyers. Contract value has since increased to $6.7 million. Production of the AN/USQ-120 continued throughout 1995.


Underwater Communications Programs
- ----------------------------------
The sea has proven to be an extremely difficult medium for data communications given current technology. During the last half of 1993, Mikros was awarded two Small Business Innovation Research
(SBIR) Phase II contracts to initiate development of underwater communications systems. Under the Enhanced Signal Processing Program, Mikros developed an underwater communications system to provide reliable communications between land-based sites and deployed stationary equipment; the Underwater Data Link Program confirmed the feasibility of long range communications of tactical data from a surface battlegroup to a submarine at ranges of 50 to 100 nautical miles and interfaces with existing transmitters and receivers. The Underwater Data link was recently approved by the U.S. Navy as a FY97 Advanced Technology Demonstration Program.


Commercial Wireless Communications
- ----------------------------------
During 1995 Mikros expanded its initiatives in wireless communications to provide technology which significantly raises spectrum efficiency in current and emerging radio data broadcasting and personal communications services.

Mikros core technology provides higher-speed, higher-quality transmission of digital data in wireless and broadcast networks. Digital signal processing (DSP) methods once reserved for high-end military systems are now available for commercial applications, and these techniques are increasingly being used in cellular telephone, digital radio and other wireless networks. Opportunities exist within the emerging "Information Infrastructure" for DSP techniques to provide faster, flexible, adaptable, more reliable, and cost-effective services.

Mikros is focussing initially on two segments: radio data broadcasting and personal communication services. Many existing wireless data services use regular FM radio stations to provide subscribers with real-time stock quotes, mobile paging, and specialized wireless on-line services. Under current Federal Communications Commission (FCC) regulations, unused portions of the FM radio broadcast spectrum, known as subcarriers, are used to transmit data in addition to the regular radio station programs. Listeners (as a subscriber) with properly equipped FM radios can decode the subcarrier data while other FM radios continue to receive regular station programming. In a typical business arrangement a third-party content provider, such as a financial information service, leases the FM subcarrier spectrum from radio stations and provides subscribers with special FM radios to receive and process the subcarrier data.

In the radio data broadcast area, Mikros currently has ongoing relationships with several of the leading data services using FM subcarriers. In 1995, Mikros unequivocally demonstrated that its DSP-based technology provides more than four times the data rate of the existing service in the same bandwidth. The Company believes this to be typical of the performance improvements achievable with its DSP technology. Activities in 1995 focussed on data broadcasters already using FM radio subcarriers for "last mile" transmission, including mobile paging and specialized data networks.

In March, 1996, the Company entered into an agreement with Data Broadcasting Corporation, the industry leader in wireless on-line stock market and sports data services, providing for the development by the Company of high speed wireless data equipment, including handheld and desktop receiver/modems and transmission equipment.


Department of Defense Contracts
- -------------------------------
The Company is dependent on Department of Defense contracts and could be vulnerable to future budget cuts by the U.S. Navy Department. The Company's present contracts are for equipment related to ongoing shipbuilding programs and the Company has no knowledge of budget cuts that would affect its present contracts. There can be no assurance, however, that such programs will not be subject to budget cuts.

Marketing
- ---------
In 1995, revenues from Link-11 programs and underwater communications amounted to 70% and 17%, respectively, of total revenues. In 1994, revenues from Link-11 programs and underwater communications amounted to 88% and 10%, respectively, of total revenues.

The Company, like many small businesses, relies heavily on its major customers and programs. During 1995, the loss of any of the Company's prime contracts would have significantly slowed the Company's growth and the Company believes that such a loss would have materially adversely affected the Company's results of operations.

The Company does all its marketing using its own employees.


Backlog
- -------
As of December 31 1995, the Company had a backlog of $50,000, compared to $550,000, at December 31, 1994 and $859,000 at December 31, 1993. The December 31, 1995 backlog will all be billed in 1996.


Engineering
- -----------
Engineering is a critical factor in the development of the Company's present and future products. The Company currently employs four full-time engineers/programmers, two executives and three technicians to work on design, development and production. At present, the Company engages independent technical consultants in its development effort from time to time. Each independent technical consultant, as a condition of engagement, executes a confidentiality agreement. The Company will continue to rely on independent consultants for support in the development of additional products. The Company intends to add to its engineering staff as its needs grow.


Manufacturing
- -------------
A microcomputer generally consists of integrated circuits, whether assembled on circuit boards or incorporated into medium or large scale integrated chips which are then assembled on circuit boards, and of peripheral equipment and software for making the circuits function for particular applications. The

Company uses subcontractors for the manufacturing of integrated circuit chips and of printed circuit cards. Final assembly and production testing of products are performed within the Company.
In addition, the Company integrates peripheral equipment manufactured by others into its microcomputer systems.

The Company has agreements with several of its suppliers to purchase critical components for its circuit cards. Many of the Company's products are compatible with the industry-standard VME bus interconnection scheme, and more than 100 different vendors supply peripheral equipment compatible with this standard.

Research and Development
- ------------------------
In 1994, the Company began research on a method of optimizing spectrum efficiency for wireless communications in radio data broadcasting and personal communications services (PCS) markets and continued this effort through 1995.


Patents
- -------
In addition to an already existing patent, the Company in 1994 filed a patent application on certain digital signal processing technology.


Competition
- -----------
High technology products such as microcomputers often require large investments of both money and talent. Many large companies with greater financial and human resources than the Company are currently investing heavily in products that compete directly with the Company's products. There is no assurance that the Company's products can be successfully marketed against such competition.

Being first in the market with new high technology is a critical factor in a company's success in the market. There is no assurance that the Company will be able to introduce new products to the market before any of its competitors.


Employees
- ---------
As of March 1, 1996, the Company had nineteen full time employees, including five executives, six administrative, seven engineers/programmers and one technician.

None of the Company's employees is represented by a union, and the Company believes its relations with its employees are satisfactory. Employees having access to proprietary information have executed nondisclosure agreements.


Warranty
- --------
The Company warrants that the equipment made by it will be free from defects of material and workmanship. The Company normally provides a limited warranty of 90 days from the date of shipment. If during the warranty period any component part of the equipment becomes defective by reason of material or workmanship and the purchaser immediately notifies the Company of such defect, the Company is obliged, at its option, either to supply a replacement part, to request that such part be returned to the plant for repair or to perform necessary repair at the purchaser's location.

The Company's warranty expense has been minimal over the past three years.

Inventories
- -----------
The Company's inventory at December 31, 1995 had an aggregate value of approximately $76,000 and consisted primarily of raw materials and work-in-process. This compares to inventories of approximately $139,000 at December 31, 1994, which was comprised totally of raw materials and work-in-process.


Source of Supply
- ----------------
The Company purchases all components and supplies for the manufacture of its products from a variety of sources, domestic and foreign.

Changing the supplier of a component may result in additional cost and production delays. The Company has agreements with several key suppliers for critical components for its circuit cards.


Item 2.  Properties
- -------------------
The Company owns no real property. The Company leases facilities in Princeton, New Jersey totalling approximately 10,200 square feet which contain all of the Company's administrative offices and research facilities. The lease agreement for such facilities expires in March, 1998 and the monthly rental is $13,780. The Company also leases, on an annual basis, office space in the Washington, D.C. area for $1,000 per month, and in New Canaan, Connecticut.


Item 3.  Legal Proceedings
- ---------------------------
Inapplicable.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
Inapplicable.

PART II

Item 5.  Market for the Registrants' Common Equity and Related
         Stockholder Matters
- --------------------------------------------------------------
The following table sets forth the range of high and low closing bid prices of the Common Stock for the periods indicated by the National Quotation Bureau, Inc. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in the Company's Common Stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

                                               Bid
                                          High      Low
1995
  First Quarter                           $ .15   $ .05
  Second Quarter                            .5625   .07
  Third Quarter                             .875    .25
  Fourth Quarter                            .875    .25

1994
  First Quarter                           $ .10   $ .0625
  Second Quarter                            .12     .05
  Third Quarter                             .15     .08
  Fourth Quarter                            .1875   .10

1993
  First Quarter                           $ .10   $ .02
  Second Quarter                            .12     .08
  Third Quarter                             .125    .10
  Fourth Quarter                            .125    .0625


The Company has never paid cash dividends on its Common Stock.
Any payment of cash dividends in the future will depend upon the Company's earnings (if any), financial condition, and capital requirements.

In addition, the Company has executed certain loan agreements which prohibit the payment of a dividend on the Common Stock as long as such agreements are in place. (see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - 1992-1993 Financing" below).

As of March 1, 1996, the Company had 507 holders of record of its Common Stock.

Item 6.  Selected Financial Data (1)
- ------------------------------------

                                         YEARS ENDED DECEMBER 31,
                          1995       1994       1993       1992      1991
                      ------------------------------------------------------
INCOME STATEMENT
 Total Revenue         $3,379,897 $4,445,468 $2,909,202$2,899,810 $2,787,054
 Net Income(Loss)        (647,673)   151,635    447,140   116,636    114,899
 Income (Loss) per
  common share-Primary        (.10)       .01        .09      .02        .03
  Fully Diluted                 -          -          -         -          -
 Weighted average
  number of common
  shares outstanding-
   Primary              7,285,441  7,135,441  4,371,011 4,357,108  3,975,546
 Weighted average
  number of common
  shares outstanding-
   Fulled Diluted      12,880,930  8,415,576  5,376,011 5,362,108  4,980,546

BALANCE SHEET
 Current Assets           283,309  1,405,554    518,289   647,639    400,728
 Current Liabilities      604,527  1,118,537    304,246 1,026,009  1,356,255
 Total Assets             546,995  1,641,001    806,006   912,492    628,076
 Long-Term Liabilities    342,869    287,692    419,873   500,526      2,500
 Total liabilities        947,396  1,406,229    724,119 1,526,535  1,358,755
 Shareholders' Equity
  (Capital Deficiency)   (480,851)   154,322      1,437  (688,843)  (785,379)

(1) The above data should be read in conjunction with the financial statements of the Company included elsewhere herein.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ----------------------------------------------------------
Results of Operations, General: The Company since 1990 has derived a significantly greater percentage of its revenue from government R & D contracts. Once a contract is signed, the government can not reduce the contract price. The government may, however upon notice and for cause, terminate a contract at any time. The government remains liable for all costs the Company incurred in performing the contract through the date of termination. All proprietary knowledge gained, even if the contract is terminated, is retained by the Company and can be used for future R & D contracts or production contracts. The Company believes that as the application of the Company's R & D, technology and expertise to production and manufacturing continues to broaden, the effect of a termination, completion, or non-renewal of a specific R & D contract on the Company's financial or operational condition lessens.

The Company includes inflation and changing price provisions in its contracts and the Company intends to continue to seek such provisions in future contracts.


1995 vs. 1994:
- --------------
Total revenues in 1995 were approximately $3,380,000 compared to $4,445,000 in 1994, a decrease of 24.0%.

In 1995, revenues from research and development contracts was approximately $1,990,000 or 58.9% of total revenues as compared to $3,048,000 or 68.6% of total revenues in 1994. Revenues from equipment sales in 1995 were approximately $1,390,000 or 41.1% of total revenues compared to $1,397,000 or 31.4% of total revenues in 1994. The decrease in contract research and development revenues in 1995 versus 1994 is due primarily to a reduction in U.S. Navy funding for such efforts.

Total cost of sales in 1995 was approximately $2,876,000 or 85.1% of total revenues as compared to $3,383,000 or 76.1% of total revenues in 1994. Contract R & D cost of sales in 1995 was approximately $1,796,000 or 90.2% of Contract R & D revenues compared to $2,341,000 or 76.8% in 1994. The higher cost of sales ratio and resulting decreased gross margin in 1995 is because approximately 12.9% of Contract R & D revenues resulted from a development program on which cost was shared equally with a commercial customer and a lower volume of orders received from the U.S. Navy which resulted in an unfavorable absorption of fixed overhead costs.

General and Administrative expenses were approximately $860,000 in 1995 compared to $850,000 in 1994. Interest expense in 1995 amounted to approximately $53,000 in 1995 versus approximately
$61,000 in 1994.

In 1995, the Company incurred $238,000, or 7.0% of total revenues, for research and development in the area of optimizing spectrum efficiency for wireless communications related to the Company's expanded initiatives in commercial wireless communications. Any such expenses incurred in 1994 were minimal.

There was a net loss for 1995 of approximately $648,000 compared to net income in 1994 of approximately $152,000. The loss in 1995 is due to the lower revenue volume in 1995 for Contract R & D and increased expenses for research and development related to commercial wireless communications.


1994 vs 1993:
- -------------
Total revenues in 1994 were approximately $4,445,000 compared to $2,909,000 in 1993, an increase of 52.8%.

In 1994, revenues from research and development were approximately $3,048,000 or 68.6% of total revenues compared to $2,845,000 in 1993, or 97.8% of total revenues. Equipment revenues in 1994 were $1,397,000 or 31.4% of total revenues compared to $64,000 or 2.2% of total revenues in 1993. The increase in equipment revenues in 1994 is due mainly to revenues from a contract from the U.S. Navy for production of data terminal sets; whereas in 1993 equipment sales consisted of SO5 computer boards to Bendix Test Systems Division.

Total cost of sales in 1994 was approximately $3,383,000 or 76.1% of revenues versus $2,054,000 or 70.6% of revenue in 1993. R&D cost of sales in 1994 was approximately $2,341,000 76.8% of R&D revenue compared to $2,031,000 or 71.4% in 1993. Cost of sales for equipment was $1,041,000 or 74.5% of equipment revenue in 1994 compared to $23,000 or 35.9% in 1993.

The decrease in the total gross margin and for equipment sales in 1994 is due to the higher costs of the data terminal sets sold in 1994 which comprised 100% of Equipment Sales as compared to the SO5 computer boards sold in 1993 which comprised 100% of Equipment Sales.

General and administrative expenses were approximately $850,000 in 1994 or 19.1% of revenue versus $679,000 or 23.3% of revenue. Interest expense in 1994 was approximately $61,000 or 1.4% of revenue compared to $25,000 in 1993 or 0.8% of revenue. Although total debt outstanding during 1994 was less than in 1993, a debt restructuring in 1993 called for a reduction in interest actually owed and paid.

Net Income in 1994 was $151,635 or 3.4% of revenue versus
$447,140 or 15.4% of revenue in 1993.  The difference is because
1993 included a gain of $295,893 from a restructuring of debt.
Without such gain, Net Income in 1993 would have been $151,245.


1993 vs 1992:
- -------------
Total Revenues in 1993 were slightly higher than 1992 at approximately $2,909,000, and $2,900,000 respectively.

Revenues from research and development contracts were approximately $2,845,000 in 1993 or 97.8% of total revenues, compared to $2,567,000 in 1992 or 88.5% of total revenue in 1992. Hardware revenues was approximately $64,000 in 1993 or 2.2% of total revenue versus approximately $333,000 in 1992 or 11.5% of total revenue. This decrease is due primarily to a reduction in sales of SO5 computer boards to Bendix Test Systems Division.

Total cost of sales in 1993 was approximately $2,053,000 or 70.6% of sales, versus $1,962,000 or 67.6% of sales in 1992. R & D cost of sales in 1993 was approximately 71% of R & D revenue in 1993 compared to 72% in 1992. Hardware cost of sales was 36% of hardware revenue or $23,000 compared to 31% in 1992, or $102,000.

General and administrative expenses were approximately $679,000 in 1993 or 23.3% of sales compared to $684,000 in 1992 or 23.5%
of sales. Interest expense was approximately $25,000 in 1993 versus $138,000 in 1992. The lower amount in 1993 is a result of a debt restructuring in 1993 which reduced the amounts of principal and interest due to creditors. (see "Liquidity and Capital Resources" and "1992-93 Financing").

Net Income in 1993 was $447,141 (15.4% of sales) versus $116,636 in 1992 (4.0% of sales). This increase in net income was due primarily to a gain of $295,893 from the restructuring of debt.


Liquidity and Capital Resources
- -------------------------------
Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

In 1995, the Company had negative cash flow from operations of approximately $51,000 compared to positive cash flow from operations of $224,000 in 1994 and $50,000 in 1993. There was negative working capital of $321,000 at December 31, 1995 and working capital of $287,000 and $214,000 at December 31, 1994 and 1993, respectively.

A substantial portion of the Company's costs and expenses is represented by labor and related benefits. Such costs are recovered against R & D contracts with the government. They are paid by the Company monthly prior to the submission of invoices
to the Federal government.   Historically, any delays have not
been significant and have not had a detrimental effect on the Company's operations. The Company believes that this will continue to be the case. In 1995, the Company reduced its number of employees from 31 to 19, primarily because of attrition.

The Company is dependent on Department of Defense contracts and could be vulnerable to future budget cuts by the U.S. Navy Department. The Company's present contracts are for equipment related to ongoing shipbuilding programs and the Company has no knowledge of budget cuts that would affect its present contracts. There can be no assurance, however, that such programs will not be subject to budget cuts.


1992-93 Financing
- -----------------
In a series of transactions consummated on October 27, 1992 and April 27, 1993, Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce, and John B. Torkelsen, individually and not as a group, (collectively referred to herein as the "Investors") acquired certain loan and equity interests in the Company from other debt and equity holders.

Pursuant to such transactions, each of the Investors acquired, in consideration of an aggregate of $250,000 (each of the Investors individually paying $50,000 in cash), twenty percent of (i) 50,000 shares of Common Stock, $.01 par value ("Common Stock"), of the Company (ii) promissory notes of the Company in the aggregate principal amount of $916,875 (collectively, the "Investor Notes"), (iii) warrants ("Series C Warrants") to purchase 97,500 shares of Series C Preferred Stock, $.01 par value, of the Company and (iv) certain loan and equity rights in the Company, including without limitation, rights under loan agreements, an investment agreement, a note purchase agreement, and all documents related to such agreements.

Pursuant to such loan documents, among other things, the Company is prohibited from paying dividends on its Common Stock, the Company has granted to the Investors a security interest in all of the assets of the Company and the Investors have the right to designate 2/7ths of the Board of Directors of the Company, which right has not been exercised. Each of Messrs. Burns, Meaney, Meyer and Torkelsen is a Director of the Company.

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of Common Stock and Preferred Stock issued by the Company. In return for a reduction in debt of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Preferred Stock which provides for an annual cumulative dividend of $.10 per share. The Investor Notes were modified to provide for principal payment in sixteen quarterly payments beginning January 1, 1994 and ending on October 1, 1997. Interest on the unpaid principal balance is due in quarterly payments beginning March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of December 31, 1995 the Company was in arrears on two quarterly principal payments. The Investors have authorized deferral of all principal payments until January 1997.


1996 Financing
- --------------
In a series of events from February through May 1996, the Company raised an aggregate of $518,000 in debt financing pursuant to the issuance of secured promissory notes.

The promisorry notes are for a term of approximately eighteen months and include an interest rate of 12% on the unpaid balance. The first interest payment is due on June 15, 1996 and quarterly thereafter. The prinicipal payments will be paid on the fifteenth of March, June and September 1997. The notes are secured by the assets of the Corporation. As additional consideration, warrants for the purchase of common stock were granted (the number of shares were based on the amount of the promissory note and equal to five shares to each dollar). The warrant price is $.01 per share.

The following officers and directors participated in the 1996 financing: Wayne E. Meyer, Thomas J. Meaney, Deborah A. Montagna and Patricia A. Bird.

Item 8.  Financial Statements and Supplementary Data
- -----------------------------------------------------
The financial statements required to be filed pursuant to this
Item 8 are appended to this report on Form 10-K. A list of the financial statement schedules filed herewith is found at "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K".


Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure
- ----------------------------------------------------------
Not Applicable

PART III

Item 10.  Directors and Executive Officers of the Company
- ---------------------------------------------------------

Election of Directors
- ---------------------
At the Meeting six Directors are to be elected to hold office until the next Annual Meeting of Stockholders and until their successors shall have been elected and qualified.

The number which constitutes the entire Board of Directors of the Company is seven. There is one vacancy on the Board of Directors. As described below, certain debt and equity holders of the Company have the right to designate 2/7ths of the Board of Directors of the Company. Proxies cannot be voted for a greater number of persons than the number of nominees named in this Proxy Statement.

It is the intention of the persons named in the enclosed form of proxy to vote the stock or Warrants represented thereby, unless otherwise specified in the proxy, for the election as Directors of the persons whose names and biographies appear below. Except for Mr. Tecce, all of the persons whose names and biographies appear below are at present Directors of the Company.

In the event any of the nominees named below should become unavailable or unable to serve as a director, it is intended that votes will be cast for a substitute nominee designated by the Board of Directors. The Board of Directors has no reason to believe that the nominees named will be unable to serve if elected. Each of the nominees has consented to being named in this Proxy Statement and to serve if elected.

The nominees for election to the Board of Directors of the Company are as follows:
                         SERVED AS
                         A DIRECTOR
NAME                AGE    SINCE     POSITION(S) WITH THE COMPANY
- ---------------     --- ----------   --------------------------
Joseph R. Burns      58    1984      Senior Vice President, Chief
                                     Scientist and Director

William V. Goodwin   71    1991      Director

Thomas J. Meaney     61    1986      President, Chief Executive
                                     Officer and Director

Wayne E. Meyer       70    1988      Director and Chairman of the
                                     Board

Frederick C. Tecce   60      --      --

John B. Torkelsen    50    1985      Director


The principal occupation and business experience, for at least the past five years, of each nominee is as follows:

Joseph R. Burns was a Director and President of the Company from May 1984 until July 1986. From July 1986 until December 1986, Dr. Burns was Chairman of the Company. From January 1987 until April 1988, Dr. Burns was a consultant to the Company. In April 1988, Dr. Burns became Senior Vice President and Chief Scientist of the Company as well as a Director.

William V. Goodwin has been a Director of the Company since June 1991. He is, and has been since 1987, the President of WVG Corporation, a system engineering management consulting firm. He has provided management consulting services to the Company and other companies such as General Electric Company, General Dynamics Corporation, and Martin Marietta Corporation. Prior to his work with WVG Corporation, he served as Division Vice President and General Manager of the RCA Missile and Surface Radar Division until his retirement from RCA in 1987.

Thomas J. Meaney has been a Director of the Company since July 1986. From February 1983 to his appointment as President of the Company in June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated ("RVSI"), a manufacturer of robotic vision systems. Mr. Meaney served as a Director of RVSI until 1991 when he resigned from the post. Prior to 1983 and for more than five years, he was Vice President - Business Development, International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems.

Wayne E. Meyer has been a Director of the Company since April 1988 and Chairman of the Board since April 1990. From 1986 to present he has been the Founder and President of the W.E. Meyer Corporation which provides consulting and advice to industry, government and academic institutions in matters of system engineering, project management, strategic planning and military and electronic designs. He enlisted in the U.S. Navy as an Apprentice Seaman in 1943 and retired in 1985 in the rank of Rear Admiral.

Frederick C. Tecce has been of Counsel to Pepper, Hamilton and Scheetz since 1993. Since 1995, he has served as Co-Chairman of the Executive Committee of the Eastern Technology Council. In 1996, Mr. Tecce was named Chairman of the Finance Committee of the Pennsylvania Schools Employees Retirement Systems. Mr. Teccee continues to serve as Chairman of Militran, Inc.

John B. Torkelsen has been a Director of the Company since June 1985 and has served as Secretary of the Corporation from June 1985 until April 25, 1996. Mr. Torkelsen has been President of Princeton Venture Research, Inc., a financial research and consulting firm located in Princeton, New Jersey from November 1984 to the present. He is also a Director of Voice Control Systems, Inc., a voice recognition technology company.

None of the Company's Directors or executive officers is related to any other Director or executive officer of the Company. In connection with the acquisition of certain debt and equity instruments of the Company from third parties, Messrs. Burns, Meaney, Meyer, Torkelsen and Tecce ((collectively, the "Investors") have the right to designate 2/7ths of the Board of Directors of the Company. See "Certain Relationships and Related Transactions." There are currently five members of the Board.

The Board of Directors recommends that Stockholders and Warrantholders vote FOR each of the nominees for the Board of Directors.


Committees and Meetings of the Board
- ------------------------------------
The Board of Directors has a Compensation Committee which makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company. The current members of the Compensation Committee are Messrs. Meaney, Goodwin and Torkelsen. The Compensation Committee was established in December 1992 and held one meeting in 1995. There were three meetings of the Board of Directors in 1995, not including written consents of the Directors. Messrs. Meaney and Burns attended all three meetings of the Board of Directors in 1995, while Messrs. Torkelsen, Meyer and Goodwin each attended two of such meetings.


Compensation of Directors
- -------------------------
In December 1994, the Board of Directors authorized the payment to each outside Director of $500 for each Board meeting attended in person and $150 for each Board meeting attended telephonically. See "Certain Relationships and Related Transactions".


Executive Officers
- ------------------
The following table identifies the current executive officers of the Company:

                              CAPACITIES IN              IN CURRENT
NAME                AGE       WHICH SERVED              POSITION SINCE
- ----------------    ---       -------------             --------------
Thomas J. Meaney     61       President,
                               Chief Executive Officer
                               and Director               June 1986

Joseph R. Burns      58       Senior Vice President,
                               Chief Scientist
                               and Director               April 1988

Deborah A. Montagna  44       Executive Vice President,
                               Chief Operating Officer    April 1996

Joseph R. Benek      61       Vice President Finance
                               and Treasurer              June 1992

Patricia A Bird      29       Secretary                   April 1996



Item 11.  Executive Compensation
- --------------------------------
The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 1993, 1994 and 1995.

        Summary of Compensation in Fiscal 1995, 1994 and 1993

                                             Annual Compensation(1)
Name and Principal Position        Year           Salary ($)
         (a)                        (b)              (c)

Thomas J. Meaney,
 President
 and Chief Executive Officer       1995           $149,550
                                   1994            152,247(2)
                                   1993            139,962

Joseph R. Burns,
 Senior Vice President
 and Chief Scientist               1995           $116,313
                                   1994            118,026(3)
                                   1993            107,768
- -------------------------------------------

(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.

(2)  Includes $5,247 of compensation deferred from prior years.

(3)  Includes $4,826 of compensation deferred from prior years.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
- -------------------------------------------------------------
Common Stock
- ------------
The following table sets forth certain information, as of May 17, 1996, with respect to holdings of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.
                                        AMOUNT AND NATURE
                                          OF BENEFICIAL     PERCENT
NAME OF BENEFICIAL OWNER                   OWNERSHIP(1)     OF CLASS
- ------------------------                -----------------   --------
(i)  Certain Beneficial Owners:
     Transitions Two,
     Limited Partnership
     920 Hopmeadow Street
     Simsbury, Connecticut 06070            2,137,775(2)      21.9

(ii) Nominees:
     Joseph R. Burns                        1,113,081(3)      14.4
     William V. Goodwin                        56,250(4)         *
     Thomas J. Meaney                       1,934,500(5)      23.7
     Wayne E. Meyer                         1,133,750(6)      14.1
     Frederick C. Tecce                       835,000(7)       9.9
     John B. Torkelsen                      1,878,383(8)      22.0

(iii) All Current Directors and Officers
      as a Group (eight persons)            6,482,119         66.8
- -------------------------------------------
*    Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Includes 250,000 shares issuable upon conversion of Convertible Preferred Stock plus 1,750,275 shares issuable upon conversion of Series B Stock.

(3)  Includes 14,748 shares issuable upon conversion of Series B
     Stock and 100,000 shares issuable upon the exercise of warrants.

(4)  Includes 56,250 shares issuable upon the exercise of options.

(5) Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock plus 199,500 shares issuable upon conversion of Series B Stock and 275,000 shares issuable on the exercise of warrants.

(6)  Includes 30,000 shares issuable upon conversion of Series B
     Stock and 75,000 shares issuable upon the exercise of options and 318,750 shares issuable upon the exercise of warrants.

(7)  Includes 275,000 shares issuable upon the exercise of warrants.

(8) Includes 130,000 shares held of record by Princeton Venture Research, Inc., a corporation wholly owned by Mr. Torkelsen. Also includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Stock. The Series B Stock is held of record by Princeton Venture Research, Inc.

Convertible Preferred Stock
- ---------------------------
The following table sets forth certain information, as of May 17, 1996, with respect to holdings of the Company's Convertible
Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Convertible Preferred Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                    AMOUNT AND NATURE
                                      OF BENEFICIAL     PERCENT
NAME OF BENEFICIAL OWNER               OWNERSHIP(1)     OF CLASS
- ------------------------            -----------------   --------
(i)  Certain Beneficial Owners:
     Allen & Company
     711 Fifth Avenue
     New York, New York 10022              50,000          5.0

     American Diversified Enterprise, Inc.
     711 Fifth Avenue
     New York, New York 10022              50,000          5.0

     Lazard Brothers & Co., Limited
     21 Moorfields
     London EC2P 2HT                      200,000         19.9

     Tektronix Development Company
     P.O Box 500
     Beaverton, Oregon 97077              200,000         19.9

     Transitions Two, Limited Partnership
     920 Hopmeadow Street
     Simsbury, Connecticut 06070          250,000         24.9

(ii) Nominees:
     Joseph R. Burns                           --           --
     William V. Goodwin                        --           --
     Thomas J. Meaney                      50,000          5.0
     Wayne E. Meyer                            --           --
     Frederick C. Tecce                        --           --
     John B. Torkelsen                    202,500         20.1

(iii) All Current Directors and Officers
      as a Group (eight persons)          252,500         25.1
- -----------------------------------------
(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Series B Stock
- --------------
The following table sets forth certain information, as of May 17, 1996, with respect to holdings of the Company's Series B Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series B Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                     AMOUNT AND NATURE
                                       OF BENEFICIAL     PERCENT
NAME OF BENEFICIAL OWNER                OWNERSHIP(1)     OF CLASS
- ------------------------             -----------------   --------
(i)  Certain Beneficial Owners:
     The Mercantile & General
      Reinsurance Company, PLC
     Moorfields House
     Moorfields
     London EC2Y 9AL                       91,342           8.1

     Transitions Two, Limited Partnership
     920 Hopmeadow Street
     Simsbury, Connecticut 06070          583,425          51.6

(ii) Nominees:
     Joseph R. Burns                        4,916            *
     William V. Goodwin                        --            --
     Thomas J. Meaney                      66,500           5.9
     Wayne E. Meyer                        10,000            *
     Frederick C. Tecce                        --            --
     John B. Torkelsen                    231,961(2)       20.5

(iii) All Current Directors and Officers
      as a Group (eight persons)          324,024          28.6
- ----------------------------------------
*    Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Held of record by Princeton Venture Research, Inc., a corporation wholly owned by Mr. Torkelsen.

Series C Stock
- --------------
The following table sets forth certain information, as of May 17, 1996, with respect to holdings of the Company's Series C Stock by
(i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series C Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                    AMOUNT AND NATURE
                                      OF BENEFICIAL     PERCENT
NAME OF BENEFICIAL OWNER               OWNERSHIP(1)    OF CLASS
- ------------------------            -----------------   --------
(i)  Certain Beneficial Owners:

     Transitions Two, Limited Partnership
     920 Hopmeadow Street
     Simsbury, Connecticut 06070           5,000          100.0

(ii) Nominees:
     Joseph R. Burns                      19,500(2)        79.6
     William V. Goodwin                       --             --
     Thomas J. Meaney                     19,500(2)        79.6
     Wayne E. Meyer                       19,500(2)        79.6
     Frederick C. Tecce                   19,500(2)        79.6
     John B. Torkelsen                    19,500(2)        79.6

(iii) All Current Directors and Officers
      as a Group (eight persons)          97,500(2)        95.1
- -----------------------------------------

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)  This number reflects warrants to purchase Series C Stock.

Series D Stock
- --------------
The following table sets forth certain information, as of May 17, 1996, with respect to holdings of the Company's Series D Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series D Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                    AMOUNT AND NATURE
                                      OF BENEFICIAL     PERCENT
NAME OF BENEFICIAL OWNER               OWNERSHIP(1)     OF CLASS
- ------------------------            -----------------   --------
(i)  Certain Beneficial Owners:


(ii) Nominees:
     Joseph R. Burns                     138,000          20.0
     William V. Goodwin                       --            --
     Thomas J. Meaney                    138,000          20.0
     Wayne E. Meyer                      138,000          20.0
     Frederick C. Tecce                  138,000          20.0
     John B. Torkelsen                   138,000          20.0

(iii) All Current Directors and Officers
      as a Group (eight persons)         552,000         100.0
- ----------------------------------------

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------
In a series of transactions consummated on October 27, 1992 and April 27, 1993, Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer and John
B. Torkelsen, each a Director of the Company, and Frederick C. Tecce (collectively, the Investors") acquired all of the loan and equity interests in the Company from certain third parties. Pursuant to such transactions, each of the Investors acquired, in consideration of $50,000 each, 20% of (i) 50,000 shares of Common Stock, (ii) promissory notes of the Company in the aggregate principal amount of $916,875 (collectively, the "Investor Notes"), (iii) warrants to purchase 97,500 shares of Series C Stock (the "Series C Warrants"), and (iv) certain other loan and equity rights in the Company, including the right to designate 2/7ths of the Board of Directors of the Company. See "Election of Directors."

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of capital stock issued by the Company. In return for a reduction in principal of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Stock. The Investor Notes were modified to provide for 16 quarterly payments of principal beginning January 1, 1994 and ending October 1, 1997. Interest on the unpaid principal balance is payable quarterly commencing March 31, 1994.
As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of December 31, 1995, the Company was in arrears on two quarterly principal payments. The Investors have authorized deferral of all principal payments until 1997.

On May 31, 1989, the Company retained the services of the W.E. Meyer Corporation to provide engineering and management consulting services to the Company. Under the agreement, the Company paid
$9,000 (plus reasonable travel expenses) to the W.E. Meyer Corporation in 1995 for services rendered. Wayne E. Meyer, a Director of the Company, is president of the W.E. Meyer Corporation.

On April 15, 1991, the Company retained the services of WVG
Corporation, of which William V. Goodwin, a Director of the Company, is President, to provide operations management and technical consulting services. During 1995, the Company paid $8,400 to WVG
Corporation under this agreement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
- -----------------------------------------------------------------
(a)  1.  Reference is made to financial statements included under
         Item 8.

     2.  Reference is made to financial statements included under
         Item 14(c).

     3.  Description of Exhibits (Pursuant to Item 601 of
         Regulation S-K).


Note: All exhibits that were filed as exhibits (i) to the Company's Registration Statement on Form S-18, File No. 2-67918-NY, as amended, (ii) or, if so specified, to previously filed Annual Reports on Form 10-K or to previously filed Current Reports on Form 8-K, are indicated by a parenthesis setting forth the exhibit number by which the exhibits were identified in said Registration Statement and are hereby incorporated by reference.

     3.1  Certificate of Incorporation [Exhibit 2(i)]
     3.2  By-laws [Exhibit 2(ii)]
     3.3 Form of Certificate of Amendment to Certificate of Incorporation [Exhibit 2(iii)]
     3.4 Form of Certificate of Amendment of Incorporation with respect to increase of authorized shares [Exhibit 2iv)]
     4.1 Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12, 1988]
     4.2 Revised form of Series C Preferred Stock Purchase Warrant issued to Bishop Capital, L.P. as assigned to the Investors.
     4.3 Form of Series C Preferred Stock Purchase Warrant issued to Unicorn Ventures, Ltd., Renaissance Holdings PLC and Gartmore Information and Financial Trust PLC. [Exhibit 4.5 to Form 10-K for 1988 filed May 15, 1989]
     4.4 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors. [Exhibit 4.10 to Form 10-K for 1990 filed April 12, 1991]
     4.5 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors [Exhibit 4.11 to Form 10-K for 1990 filed April 12, 1991]
     4.6 Assignment and Sale Agreement dated October 27, 1992 by and among Renaissance Holdings PLC, acting by its Receivers, the Company, and each of the Investors and, as to Section 1.1 thereof only, the Chartfield Group, acting by its Receivers [Exhibit 4.1 to Form 8-K filed October 27, 1992]
     4.7 Loan Modification and Intercreditor Agreement dated October 27, 1992 by and among the Company and the Investors [Exhibit 4.2 to Form 8-K filed October 27, 1992]
     4.8 Certificate of Designations of Serial Preferred Stock [Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994]

    10.1 Loan Agreement dated April 26, 1988 between the Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2 Security Agreement dated April 26, 1988 between the Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.2 to Form 8-K filed September 12, 1988]
    10.3 Amendment to Loan Agreement and Promissory Note dated as of January 27, 1989 between Bishop Capital, L.P. as assigned to the Investors and the Company. [Exhibit
          10.4 to Form 10-K for 1988 filed May 15, 1989]
    10.4 Investment Agreement dated as of June 30, 1988 between Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.6 to Form 8-K filed September 12, 1988]
    10.5 Security Agreement dated June 30, 1988 from the Company to Unicorn Ventures, Ltd. and Unicorn Ventures II, L.P. as assigned to the Investors [Exhibit 10.9 to Form 8-K filed September 12, 1988]
    10.6 Registration Agreement dated as of June 30, 1988 between Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7 Consent and Amendment Agreement dated March 31,1989 as assigned to the Investors. [Exhibit 10.10 to Form 10-K for 1988 filed May 15, 1989]
    10.8 1988 Restricted Stock Award Plan. [Exhibit 10.20 to Form 10-K for 1988 filed May 15, 1989]
    10.9 Form of Restricted Stock Agreement. [Exhibit 10.21 to Form 10-K for 1988 filed May 15, 1989]
    10.10 Lease agreement with RUJIM, Inc. [Exhibit 10.25 to Form 10-K for 1988 filed May 15, 1989]
    10.11 Incentive Stock Option [Exhibit 10(c)(iii) to Form 10-K for the year ended December 13, 1981]
    10.12 Amended and Restated Stock Option Plan (1988)[Exhibit
          10.27 to Form 10-K for 1989 filed April 3, 1990]
    10.13 Security Agreement dated April 19, 1990 from Mikros to Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.35 to Form 10-K for 1990 filed April 12, 1991]
    10.14 Security Agreement dated April 19, 1990 from Mikros to Renaissance Holdings PLC as assigned to the Investors. [Exhibit 10.36 to Form 10-K for 1990 filed April 12, 1991]
    10.15 Consent and Amendment Agreement dated as of April 19, 1990 as assigned to the Investors. [Exhibit 10.37 to Form 10-K for 1990 filed April 12, 1991]
    10.16 Note Modification and Stock Purchase Agreement dated December 31, 1993. [Exhibit 10.47 to Form 10-K for
          1993 filed March 30, 1994]
    10.17 Promissory Notes dated December 31, 1993 in the amount of $100,000 to each of the Investors. [Exhibit 10.17 to Form 10-K for 1994 filed March 29, 1995]
    10.18 Authorizations for deferral of principal payments by each of the Investors
    11.0  Computation of earnings per share

(b)  Not Applicable

(c)  Financial Statement Schedules

The following financial statements are incorporated herein:

Independent Auditors' Report

Balance Sheets at December 31, 1994 and 1995

Statements of Operations for the years ended December 31, 1993, 1994, and 1995

Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 1993, 1994, and 1995

Statements of Cash Flows for the years ended December 31, 1993,
1994, and 1995

Notes to Financial Statements

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated:  May 15, 1996

                              By: /s/ Thomas J. Meaney
                                 --------------------------------
                                 Thomas J. Meaney, President and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signatures                                   Date

/s/ Thomas J. Meaney                         May 15,  1996
- ------------------------------
Thomas J. Meaney, President, Chief
 Executive Officer and Director

/s/ Joseph R. Burns                          May 15,  1996
- ------------------------------
Joseph R. Burns, Senior Vice President
 and Director

/s/ William V. Goodwin                       May 15,  1996
- ------------------------------
William V. Goodwin, Director


/s/ Wayne E. Meyer                           May 15,  1996
- ------------------------------
Wayne E. Meyer, Chairman and Director


/s/ John B. Torkelsen                        May 15,  1996
- ------------------------------
John B. Torkelsen, Director


/s/ Joseph R. Benek                          May 15,  1996
- ------------------------------
Joseph R. Benek, Vice President, Treasurer,
 and Assistant Secretary

                               DRUKER, RAHL & FEIN
                               Business Consultants
                            Certified Public Accountants
                            200 Canal Pointe Boulevard
                            Princeton, NJ  08540-5998
                                  (609) 243-9700
                                FAX (609) 243-9799


                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of

Mikros Systems Corporation
Princeton, New Jersey

We have audited the balance sheets of Mikros Systems Corporation ("The Company") as of December 31, 1995 and 1994 and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 1995 and 1994, and the results of its operations, shareholders' equity (deficiency) and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



Druker, Rahl & Fein
Princeton, New Jersey

February 13, 1996
 (except for Note T, as to
  which the date is May 3, 1996)

                     MIKROS SYSTEMS CORPORATION
                          BALANCE SHEETS

                                             DECEMBER 31,
         ASSETS                           1995          1994
- ------------------------------       ------------  ------------

CURRENT ASSETS
  Cash                                $   77,276    $  118,593

  Accounts Receivable
     Government                           65,186     1,079,971
     Trade                                52,967        40,000

  Inventories                             76,321       139,146

  Other Current Assets                    11,559        27,844
                                     ------------  ------------

TOTAL CURRENT ASSETS                     283,309     1,405,554
                                     ------------  ------------

FIXED ASSETS
  Equipment                              574,397       516,875

  Furniture and Fixtures                  59,207        56,910

  Leasehold Improvements                   3,408        19,635
                                     ------------  ------------
                                         637,012       593,420
  Less:  Accumulated Depreciation
         and Amortization               (465,955)     (419,493)
                                     ------------  ------------

FIXED ASSETS, NET                        171,057       173,927
                                     ------------  ------------

SECURITY DEPOSITS                          1,001           426

UNBILLED RECEIVABLES                      58,681        32,088

PATENT COSTS, NET                         32,947        29,006

                                     ------------  ------------

TOTAL ASSETS                          $  546,995    $1,641,001
                                     ============  ============

                    See Notes to Financial Statements

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
         LIABILITIES AND                                  DECEMBER 31,
 SHAREHOLDERS' EQUITY (DEFICIENCY)                      1995        1994
- ----------------------------------                  -----------  ------------
CURRENT LIABILITIES
  Accounts Payable                                  $  268,933    $  354,639
  Notes Payable
     Bank                                              134,271        36,200
     Related Parties                                    30,000       129,688
  Obligations under Capital Leases                       6,403         5,534
  Accrued Payroll and Payroll Taxes                     14,308        54,385
  Accrued Interest                                      11,442             -
  Accrued Vacations                                     49,188        52,599
  Accrued Expenses                                      89,982       485,492
                                                   ------------  ------------
TOTAL CURRENT LIABILITIES                              604,527     1,118,537
                                                    -----------  ------------
NOTES PAYABLE
     Bank                                               18,542        20,400
     Related Parties                                   312,500       250,000
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT             11,827       17,292
                                                   ------------  ------------
TOTAL LIABILITIES                                      947,396     1,406,229
                                                   ------------  ------------
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
 par value $.01 per share, authorized 150,000
 shares, issued and outstanding 5,000 shares
 in 1995 and 1994                                       80,450        80,450
                                                   ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 7,352,108 shares in 1995 and
  7,152,108 in 1994                                     73,521        71,521

  Preferred Stock, convertible, par value $.01
  per share, authorized 2,000,000 shares, issued
  and outstanding 1,005,000 shares in 1995 and 1994     10,050        10,050

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1995 and 1994     11,316        11,316

  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding
  in 1995 and 1994                                       6,900         6,900

  Capital in excess of par                           9,248,364     9,237,864

  Accumulated deficit                               (9,831,002)   (9,183,329)
                                                   ------------  ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)               (480,851)      154,322
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  546,995    $1,641,001
                                                   ============  ============
                              See Notes to Financial Statements

                                  MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                               Common             Preferred        Preferred
                                Stock               Stock            Stock B
                                $.01                $.01               $.01
                              Par Value           Par Value          Par Value
                              ----------------------------------------------------------
                               Number      Par     Number     Par     Number     Par
                              of shares   Value   of shares  Value   of shares  Value
Balance-December 31, 1992     4,357,108  $43,571  1,005,000 $10,050  1,131,663   $11,316
Year ended December 31, 1993:
Accretion on Preferred Stock
 Series C
Issuance of Common Stock      2,775,000   27,750
Issuance of Preferred Stock
 Series D
Net Income
                              ---------  -------  --------- -------  ---------  -------
Balance December 31, 1993     7,132,108   71,321  1,005,000  10,050  1,131,663   11,316
Year ended December 31, 1994:
Issuance of Common Stock         20,000      200
Net Income
                              ---------  -------  --------- -------  ---------  -------
Balance-December 31, 1994     7,152,108   71,521  1,005,000  10,050  1,131,663   11,316
Year Ended December 31, 1995:
Issuance of Common Stock        200,000    2,000
Net Loss
                              ---------  -------  --------- -------  ---------  -------
Balance-December 31, 1995     7,352,108  $73,521  1,005,000 $10,050  1,131,663  $11,316
                              =========  =======  ========= =======  =========  =======
                              Preferred
                               Stock D              Capital in
                                $.01                 excess of  Accumulated
                              Par Value              Par Value    Deficit
                            ------------------------------------------------
                               Number      Par
                              of shares   Value
Balance-December 31, 1992             -        -    $8,994,589   ($9,782,104)
Year ended December 31, 1993:
Accretion on Preferred Stock
 Series C                                               (5,650)
Issuance of Common Stock                               247,875
Issuance of Preferred Stock
 Series D                       690,000    6,900
Net Income                                                           447,140
                              ---------  -------    -----------  ------------
Balance December 31, 1993       690,000    6,900     9,236,814   ( 9,334,964)
Year ended December 31, 1994:
Issuance of Common Stock                                 1,050
Net Income                                                           151,635
                              ---------  -------    -----------  ------------
Balance-December 31, 1994       690,000    6,900     9,237,864   ( 9,183,329)
Year Ended December 31, 1995:
Issuance of Common Stock                                10,500
Net Loss                                                            (647,673)
                              ---------  -------    -----------  ------------
Balance-December 31, 1995       690,000   $6,900    $9,248,364   ($9,831,002)
                              =========  =======    ===========  ============

                                  See Notes to Financial Statements

                     MIKROS SYSTEMS CORPORATION
                      STATEMENTS OF OPERATIONS

                                       For the Year Ended December 31,
                                      1995           1994         1993
                                  ------------    ----------  ----------
Revenues:
 Equipment Sales                   $1,390,085     $1,397,000   $  63,952
 Contract Research and Development  1,989,812      3,048,468   2,845,250
                                  ------------    ----------  ----------
Total Revenues                      3,379,897      4,445,468   2,909,202
                                  ------------    ----------  ----------
Cost of Sales:
  Equipment Sales                   1,079,873      1,041,195      22,914
  Contract Research and Development 1,796,168      2,341,474   2,030,939
                                  ------------    ----------  ----------
Total Cost of Sales                 2,876,041      3,382,669   2,053,853
                                  ------------    ----------  ----------
Gross Margin                          503,856      1,062,799     855,349
                                  ------------    ----------  ----------
Expenses:
  Research and Development            238,120              -           -
  General and Administrative          855,925        850,091     678,900
  Interest                             57,334         60,973      25,152
                                  ------------    ----------  ----------
Total Expenses                      1,151,379        911,064     704,052
                                  ------------    ----------  ----------
Income (Loss) before Taxes
 and Extraordinary Item              (647,523)       151,735     151,297
Provision for Income Taxes                150            100          50
                                  ------------    ----------  ----------
Income (Loss) before
  Extraordinary Item                 (647,673)       151,635     151,247

Extraordinary Item:
  Gain from Debt Restructure                -              -     295,893
                                  ------------    ----------  ----------
Net Income (Loss)                   ($647,673)      $151,635    $447,140
                                  ============    ==========  ==========
Earnings per share:
 Primary:
  Net Income (Loss) Before
   Extraordinary Item                  ($0.10)         $0.01       $0.02
  Extraordinary Item                        -              -        0.07
                                   -----------    ----------  ----------
Net Income (Loss) per share            ($0.10)         $0.01       $0.09
                                   ===========    ==========  ==========
Fully Diluted:
  Net Income (Loss) Before
   Extraordinary Item                  ($0.10)         $0.01       $   -
  Extraordinary Item                        -              -        0.05
                                   -----------    ----------  ----------

Net Income (Loss) per share            ($0.10)         $0.01       $0.05
                                  ============    ==========  ==========

                             See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS

                                                 For the Year Ended December 31,
                                                1995          1994          1993
                                             ----------   -----------    -----------
Cash Flow From Operating Activities:
  Net Income (Loss)                         ($  647,673)    $151,635      $ 447,140
Adjustments to reconcile Net Income (Loss)
to Cash Provided (Used) by Operations:
  Depreciation and Amortization                  70,385       69,571         54,039
  Gain from Debt Restructure                          -            -       (295,893)
  Provision for Inventory Obsolescence           15,000            -              -
Net Changes in Operating Assets and Liabilities
 (Increase) Decrease in:
   Accounts Receivable                        1,001,818     (836,766)       110,978
   Unbilled Receivables                         (26,593)      92,108        (54,570)
   Inventories                                   47,825      (83,128)         6,129
   Other Current Assets                          16,285       (5,028)        (4,672)
   Other Assets                                    (575)       1,503           (381)
 Increase (Decrease) in:
   Accounts Payable                             (85,706)     319,137       (131,685)
   Accrued Payroll and Payroll Taxes            (40,077)      40,091        (13,024)
   Other Liabilities and Interest              (401,465)     475,353        (68,042)
                                             -----------    ---------     ----------
 Net Cash Provided (Used) by Operations         (50,776)     224,476         50,019
                                             -----------    ---------     ----------
Cash Flows From Investing Activities:
  Patents                                        (6,541)      (2,072)        (7,180)
  Fixed Asset Purchases                         (64,915)    (108,840)       (14,769)
                                             -----------   ----------     ----------
Net Cash Used by Investing Activities:          (71,456)    (110,912)       (21,949)
                                             -----------   ----------     ----------
Cash Flows from Financing Activities:
  Proceeds from Loans                           210,603       21,600         35,000
  Proceeds from Issuance of Common Stock         12,500        1,250            625
  Repayment of Debt                            (142,188)    (139,063)       (46,875)
                                             -----------   ----------     ----------
Net Cash Provided (Used) by
Financing Activities                             80,915     (116,213)       (11,250)
                                             -----------   ----------     ----------
Net Increase (Decrease) in Cash                 (41,317)      (2,649)        16,820
Cash at Beginning of Year                       118,593      121,242        104,422
                                             -----------   ----------     ----------
Cash at End of Year                          $   77,276     $118,593       $121,242
                                             ===========   ==========     ==========
Supplemental disclosure of cash flow
information:
  Cash paid during the year for interest     $   41,231      $75,465       $ 27,831
                                             ===========   ===========    ==========
Non Cash Financing Activities:
  Accretion on Preferred Stock Series C               -            -       $  5,650
                                             ===========   ===========    ==========
  Common Stock Issued in Debt Restructuring           -            -       $ 27,750
                                             ===========   ===========    ==========
  Preferred Stock Issued in Debt
   Restructuring                                      -             -      $  6,900
                                             ===========   ===========    ==========
                                 See Notes to Financial Statements

                        MIKROS SYSTEMS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

A.   COMPANY OVERVIEW
- ---------------------
1.   THE COMPANY
- ----------------
Mikros Systems Corporation (the "Company") was founded in 1978 as a spin-off of the General Electric Corporate Research and Development Center in upstate New York. In the early 1980's the Company focused on the development and application of proprietary microprocessor technology, in particular the Department of Defense's Military Standard "1750A" computer. Since 1986 the Company has specialized in technology insertion, applying advanced microprocessor and signal processing techniques to defense communications and control applications.

Since 1987 the Company has been working closely with the U.S. Navy on improvements to the "Link-11" communications system, used by ships in a naval battle group to exchange digital tactical information by radio. In conjunction with the Johns Hopkins University Applied Physics Laboratory, Mikros has developed the "Multi-Frequency" Link-11 system, which improves the performance of the network. The Multi-Frequency system was deployed at-sea during Operation Desert Storm.

Ongoing Link-11 work at Mikros, funded by the U.S. Navy, is concentrated on continuing enhancement and performance improvement of the Link-11 system. As an outgrowth of this development, Mikros has also produced standard Link-11 modem equipment products which offer cost and performance benefits over the competition.

During 1995 Mikros expanded its initiatives in commercial wireless communications to provide technology which optimize spectrum efficiency for wireless communications in current and emerging radio data broadcasting and personal communications services markets. As part of its strategy to apply elements of the technology which is has developed for the military to the commercial sector, Mikros has successfully secured its first customer for its leading edge FM data transmission technology. In March 1996, Data Broadcasting Corporation, the industry leader in wireless on-line stock market and sports data services, announced that it is adopting Mikros' FM technology for its next generation of products and services. Mikros is actively marketing this technology to other data broadcasting companies which use FM frequencies and anticipates adding two to three substantial customers in 1996. In parallel, Mikros is furthering the development of its AM data transmission technology for which the marketplace has shown substantial interest. Mikros plans to extend the scope of its research to include all areas which transmit data over AM and FM frequencies, including PCS.
It is Mikros' intention to develop application specific integrated circuits (ASICs) for its wireless data transmission technology as soon as it is justified by the volume of customer orders.

The Company's U.S. Navy related business originates in the Baltimore/Washington area while commercial marketing is nationwide.

The Company's financial statements for the year ended December 31, 1995 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
The Company incurred a net loss of $648,000 for the year ended December 31, 1995, and as of December 31, 1995 had an accumulated deficit of $9,831,000. The Company expects to incur substantial expenditures to expand its commercial wireless communications business. The Company's working capital, plus revenue from product sales and research contracts from its military business will not be sufficient to meet such objectives as presently structured. Management recognizes that the Company must generate additional resources and consider reduction in operating costs in order to continue operations with resources available.

Management plans include the issuance of debt financing, to be completed in May 1996. In addition, the Company will consider the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial and military programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs.

The Company has retained investment banking counsel to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. No assurance can be given, however, that the Company will be successful in raising additional capital beyond the current debt financing effort. Further, there can be no assurances, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliance, management will be required to sharply curtail its operations.


2.   SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------
     1.   Basis of Presentation
     --------------------------
     The Company's financial statements have been prepared on a historical cost basis which assumes the Company's assets will be realized and its liabilities settled in the normal course of business.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1995, current liabilities exceed current assets by $321,000, and total liabilities exceed total assets by $400,400.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the company to continue as a going concern.


     2.   Inventories
     ----------------
     Inventories are stated at the lower of cost or market, computed on the first-in, first-out method.


     3.   Fixed Assets
     -----------------
     Fixed Assets are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives which range from 3 to 7 years. Depreciation expense amounted to $67,785, $67,414, and $52,047 for 1995, 1994, and 1993, respectively.


     4.   Accounts and Unbilled Receivables
     --------------------------------------
     Unbilled Receivables represent revenue recognized, which primarily because of retainage provisions on certain government contracts, are not billed until completion of the contracts or until year end defense contract audits are performed.

     In the opinion of management, no provision for doubtful accounts is required in connection with receivables reflected in the accompanying balance sheets.


     5.   Earnings per Common Share
     ------------------------------
     Primary Earnings per common share is computed using the average number of common and dilutive common equivalent shares outstanding. For purposes of the fully diluted computation for 1995 and 1994 the number of common shares that would be issued from the exercise of stock options and warrants, and the conversion of convertible preferred shares has been reduced by the number of shares that could have been purchased from the proceeds at the market price of the company's stock on December 31, 1995 and December 31, 1994 because those prices were higher than the average market prices for those years. A similar computation was not made for 1993 because the average market price for the year was lower than the exercise prices of stock options and warrants and the conversion price of convertible preferred shares.

     6.   Revenue Recognition
     ------------------------
     Revenues related to long-term fixed-price contracts, which principally provide for the manufacture and delivery of finished units, are recognized as shipments are made. The estimated profits applicable to such shipments are recorded pro rata based upon estimated total profit at completion of the contracts.

     Revenues on contracts with significant engineering as well as production requirements are recorded using the percentage-of-completion method measured by the costs incurred on each contract to estimated total contract costs at completion (cost-to-cost) with consideration given for risk of performance and estimated profit.


     7.   Patents
     ------------
     Patent costs are amortized over a 17-year life.
     Amortization expense amounted to $2,600, $2,157, and $1,992 for 1995, 1994, and 1993, respectively.

     8.   Warranty Costs
     -------------------
     The Company currently does not provide for warranty costs. However, if within a 90-day period from date of shipment the Company is notified of a component part that is defective due to material or workmanship, it will repair or replace the part, at its option.

     9.   Use of Estimates
     ---------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     10.  Advertising Costs Charged to Expense when Incurred
     -------------------------------------------------------
     Advertising costs are charged to operations when incurred.
     No advertising costs were incurred.


B.   FINANCING TRANSACTIONS
- ---------------------------

1992-93 Financing
- -----------------
In a series of transactions consummated on October 27, 1992 and April 27, 1993, Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce, and John B. Torkelsen, individually and not as a group, (collectively referred to herein as the "Investors") acquired certain loan and equity interests in the Company from other debt and equity holders.

Pursuant to such transactions, each of the Investors acquired, in consideration of an aggregate of $250,000 (each of the Investors individually paying $50,000 in cash), twenty percent of (i) 50,000 shares of Common Stock, $.01 par value ("Common Stock"), of the Company (ii) promissory notes of the Company in the aggregate principal amount of $916,875 (collectively, the "Investor Notes"), (iii) warrants ("Series C Warrants") to purchase 97,500 shares of Series C Preferred Stock, $.01 par value, of the Company and (iv) certain loan and equity rights in the Company, including without limitation, rights under loan agreements, an investment agreement, a note purchase agreement, and all documents related to such agreements.

Pursuant to such loan documents, among other things, the Company is prohibited from paying dividends on its Common Stock, the Company has granted to the Investors a security interest in all of the assets of the Company and the Investors have the right to designate 2/7ths of the Board of Directors of the Company, which right has not been exercised. Each of Messrs. Burns, Meaney, Meyer and Torkelsen is a Director of the Company.

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of Common Stock and Preferred Stock issued by the Company. In return for a reduction in debt of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Preferred Stock which provides for an annual cumulative dividend of $.10 per share. The Investor Notes were modified to provide for principal payments in sixteen quarterly installments beginning January 1, 1994 and ending on October 1, 1997.
Interest on the unpaid principal balance is due in quarterly installments beginning on March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of December 31, 1995, the Company was in arrears on two quarterly principal payments. The Investors have authorized deferral of all principal payments until 1997.


C.   DIVIDENDS
- --------------
As of December 31, 1995 and December 31, 1994 there were dividends in arrears on shares of Series D Preferred Stock of $138,000 ($.10 per share) and $69,000, respectively.

D.   NOTES PAYABLE
- ------------------
                                         As of December 31,
                                      1995               1994
                                   ---------           ---------
Banks
  Principal Payments
   One payment made March 1995     $       -           $  35,000
   Equipment Loan 36 monthly
    payments; starting February
    1996; Line of Credit of
    $125,000 with payment due
    on demand September 1996         152,813              21,600
   Related Parties                   342,500             379,688
                                   ---------           ---------
                                     495,313             436,288
                                   ---------           ---------
Less Current Maturities
  Banks                              134,271              36,200
  Related Parties                     30,000             129,688
                                   ---------           ---------
                                     164,271             165,888
                                   ---------           ---------

Notes Payable-Noncurrent            $331,042            $270,400
                                   =========           =========

Maturities of the Notes Payable are as follows:

                    1996           $164,271
                    1997            321,772
                    Thereafter        9,270
                                   --------
                                   $495,313
                                   ========

The Investors have authorized deferral of all principal payments until 1997. Interest rates on these notes range from 1% over prime to 14% per annum. $342,500 of the notes are collateralized by a security interest in all of the assets of the Company (See Note B). The prime rate at December 31, 1995 and 1994 was 8.5% and 8.75% respectively.


E.   INVENTORIES
- ----------------
                                        December 31,
                                     1995          1994
                                  ---------      ---------
     Raw materials                 $ 34,516       $ 46,623
     Finished goods                  25,067              -
     Work-in-process                 16,738         92,523
                                  ---------      ---------
          Total                    $ 76,321       $139,146
                                  =========      =========

F.   REVENUES
- -------------
Revenues from two federal government agencies amounted to 76% of total revenues in 1995, as compared to 96% in 1994, and 69% in 1993.

G.   INCOME TAXES
- -----------------
During 1993 the Company adopted FASB Statement 109 on accounting for income taxes. There was no material effect on the Company's financial statement in adopting this pronouncement.

The provision for income taxes before extraordinary items for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                 1995         1994         1993
                              ---------    ---------    ---------
Income Taxes:
  Current tax expense-State      $ 150     $    100     $     50
  Deferred tax expense               -       45,047       30,400
  Deferred tax benefit
   Utilization of net
   operating loss                    -      (45,047)     (30,400)
                              ---------    ---------    ---------
    Total Provision for
     Income Taxes                $ 150        $ 100         $ 50
                              =========    =========    =========

The deferred tax asset and deferred tax liability consist of the following:

Deferred tax asset:
  Net operating loss
   carry forward         $2,869,450   $2,892,570   $3,018,350
  Valuation allowance    (2,869,450)  (2,892,570)  (3,018,350)
                         -----------  -----------  -----------
Net deferred tax asset   $        -   $        -   $        -
                         ===========  ===========  ===========

Deferred tax liability   $        -   $        -   $        -
                         ===========  ===========  ============

The valuation allowance was reduced by utilization of net operating loss of $166,507 and $158,254 in 1994 and 1993 respectively.

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Total available Net Operating Loss Carryforwards are reflected in the following schedule:

          YEAR            AVAILABLE FOR      AVAILABLE FOR
           OF               FEDERAL               STATE
        EXPIRATION        TAX PURPOSES        TAX PURPOSES

          1996             $  938,000          $  162,000
          1997              1,040,000              89,000
          1998                587,000                   -
          1999                830,000                   -
          2000              1,105,000                   -
          2001              1,477,000                   -
          2002                960,000             647,000
          2003                606,000                   -
          2004                162,000                   -
          2005                 89,000                   -
          2010                647,000                   -
                           ----------          ----------
                           $8,441,000          $  898,000
                           ==========          ==========


H.   OBLIGATIONS UNDER CAPITAL LEASES
- -------------------------------------
The Company is the lessee of equipment under capital leases expiring in 1998. The equipment is recorded on the books at the present value of the minimum lease payments; the capitalized value at December 31, 1995 was $17,479. Accumulated amortization as of December 31, 1995 and 1994 was $15,800 and $11,374,
respectively. Amortization of assets held under capital leases is included in depreciation expense.

The following is a schedule of minimum lease payments due under capital leases as of December 31, 1995.

  Year Ending December 31,

        1996                                $  8,352
        1997                                   7,703
        1998                                   4,459
                                            --------
  Total Net Minimum Lease Payments          $ 20,514

  Less Amounts Representing Interest at 16%    2,284
                                            --------
  Present Value of Net Minimum
   Lease Payments                           $ 18,230
                                            ========


I.   RELATED PARTY TRANSACTIONS
- -------------------------------
On May 31, 1989, the Company retained the services of a director to provide engineering and management consulting services to the Company for one year. Under the agreement which was subsequently renewed, the Company paid $9,000, $15,000, and $18,000 for the three years ended December 31, 1995, 1994 and 1993, respectively. In addition, from January 1993 through December 1995, such director cumulatively received $24,000 from the Company for office rent expenses.

In April 1991, the Company retained the services of another director to provide operations management and technical consulting services. During 1995, 1994 and 1993, this director received $8,400, $13,600 and $11,000 respectively, for such services. As of December 31, 1995 and 1994, accounts payable owed to related parties amounted to $26,446 and $8,240, respectively.


J.   SERIES B CONVERTIBLE PREFERRED STOCK
- -----------------------------------------
The Series B Preferred Stock, together with the Series C Preferred Stock, was issued in 1988 in order to satisfy notes payable and other trade accounts payable pursuant to a debt restructuring. Each share of Series B Preferred Stock is convertible into three shares of the Company's common stock at a price of $.33 per share of common stock to be received upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company's stockholders. Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Series C Preferred Stock and before any payment is made upon the Company's Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

K.   MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
- ----------------------------------------------------
The Series C Preferred Stock, together with the Series B Preferred Stock, was issued in 1988 in order to satisfy notes payable and other trade accounts payable pursuant to a debt restructuring. The Series C Preferred Stock is not convertible into any other class of the Company's stock and is subject to redemption at the Company's option at any time and redemption is mandatory if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company's assets. Upon any liquidation, dissolution or winding up of the Company, each holder of Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the then effective redemption price for each share of Series C Preferred Stock held by such holder, and the holders of Series C Preferred Stock will not be entitled to any further payment. The redemption price per share is $16.09.

L.   SERIES D PREFERRED STOCK
- -----------------------------
The Series D Preferred Stock was issued in 1993 in order to partially satisfy notes payable and accrued interest thereon pursuant to a debt restructuring. The Series D Preferred Stock provides for an annual cumulative dividend of $.10 per share.
The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation's Convertible Preferred Stock,

Series B Preferred Stock, and Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.


M.   STOCK OPTIONS AND WARRANTS
- -------------------------------
In 1992, the Company adopted the Incentive Stock Option Plan, replacing the previous plan. The stock option plan, as amended provides for five-year options to purchase up to 2,000,000 shares of Common Stock at a price equal to the market price of the shares on date of grant, exercisable at the cumulative rate of 25% per annum. The following are summaries of stock options and warrants.


                                   As of December 31,
Common Stock Options:       1995           1994          1993
                          -------        -------       -------
Options outstanding
 beginning of year        997,500        842,500       860,000
Granted                   417,500        175,000         7,500
Exercised                (200,000)       (20,000)      (25,000)
Cancelled                (127,500)             -             -
                        ----------       --------     ---------
Options outstanding,
 end of year            1,087,500        997,500       842,500
                        ==========       ========      ========
Options exercisable,
 end of year              431,250        544,375       350,000
                        ==========       ========      ========
Exercise price
 per option              $.025 to        $.025 &       $.025 &
                          $.1875          $.0625        $.0625




                                    As of December 31,

Common Stock  Warrants:      1995          1994          1993
                           -------       -------       -------
Warrants Outstanding at
 beginning of year         187,500       700,000       700,000
Granted                    250,000             -             -
Exercised                        -             -             -
Expired or Terminated            -      (512,500)            -
                           --------     ---------     ---------
Warrants outstanding and
 exercisable, end of year  437,500       187,500       700,000
                           ========     =========     =========

Exercise price per warrant  $ .001          $.10          $.10
                            & $.01

                                    As of December 31,

Series C Preferred
Stock Warrants               1995          1994          1993
                           -------       -------       -------
Warrants Outstanding,
 at beginning of year       97,500       104,500       104,500
Granted                          -             -             -
Exercised                        -             -             -
Expired or Terminated            -        (7,000)            -
                            -------      --------      --------
Warrants outstanding and
 exercisable, end of year   97,500        97,500       104,500
                            =======      ========      ========

Exercise price per warrant   $1.00         $1.00         $1.00


In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 permits a choice of accounting for transactions with employees that are within the scope of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APBO 25). The Company has decided to continue to use the intrinsic value based method of accounting prescribed by APBO 5. Under this method, compensation cost generally is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. SFAS 123 requires all companies remaining on APBO 25 to disclose the proforma net income and earnings per share as if the fair value approach had been used. The Company will provide such information in its 1996 annual financial statements for all awards granted after December 31, 1994.


N.   1988 RESTRICTED STOCK AWARD PLAN
- -------------------------------------
On September 29, 1988, the Company's Board of Directors awarded 2,035,000 shares of Common Stock under the 1988 Restricted Stock Agreement to the Company's employees in consideration of services rendered to the Company. Under the terms of the Agreement, the recipient shall have all of the rights of a stockholder with respect to all shares issued to the recipient, or until such time said shares can be and are disposed of by the recipient or the Company exercises its right to acquire any of said shares. All shares issued are vested as of September 30, 1991.


O.   COMMITMENTS AND CONTINGENCIES
- ----------------------------------
The Company leases its offices and research facilities in Princeton, New Jersey and an automobile. The lease for the facilities is due to expire in March 1998. Rent expense, including space in Washington and Connecticut, for the years ended December 31, 1995, 1994, and 1993 was $165,610, $140,873
and $132,900 respectively. The lease for the automobile expires in December 1996.

Minimum annual lease payments for the next five years are as follows:

     Year Ended December 31
          1996                     $ 184,464
          1997                       177,360
          1998                        39,560
          Thereafter                       -
                                   ---------
                                   $ 401,384
                                   =========

P.   PROFIT SHARING PLAN
- ------------------------
The Company maintains a 401(K) Profit Sharing Plan. For eligible employees, the Company will match employee contributions to the plan up to a limit of one and one-half percent (1.5%) of annual compensation.

The Company also provides for a 401(K) profit sharing contribution which is at the discretion of the Board of Directors. For 1995 the Company made matching contributions of $20,246. For 1994 the Company made matching contributions of $3,100 and profit sharing contributions of $96,900. No such contributions were made in 1993.

Q.   CONCENTRATION OF RISK
- --------------------------
The Company relies heavily on Department of Defense contracts and could be vulnerable to future budget cuts by the U.S. Navy Department. The Company's present contracts are for equipment related to ongoing shipbuilding programs and the Company has no knowledge of budget cuts that would affect its present contracts. However, there can be no assurance that such programs will not be subject to budget cuts.

The Company maintains bank accounts at one financial institution.
Such accounts are insured by the Federal Deposit Insurance
Corporation for up to $100,000. At December 31, 1995 and 1994 the Company's uninsured balances were $16,050 and $99,650, respectively.

R.   FAIR VALUE OF FINANCIAL INSTRUMENTS
- ----------------------------------------
The carrying amounts reflected in the financial statements for cash, loans and notes payable approximate the respective fair values due to the short maturities of those instruments.

                                 Carrying
                                  Amount          Fair Value
Assets
     Cash                       $  77,000           $ 77,000
     Unbilled receivables          59,000        see below (A)
Liabilities
     Notes payable               $164,000           $164,000
     Long-term debt               331,000        see below (A)
     Mandatorily redeemable
      preferred stock              80,000        see below (A)

     (A) It is not practicable to estimate the fair value of unbilled receivables, long-term debt and mandatorily redeemable preferred stock because of the inability to estimate fair value without incurring excessive costs.

S.    RECLASSIFICATIONS
- -----------------------
Certain amounts in the 1993 and 1994 financial statements have been reclassified to agree with the 1995 presentation.



T.    SUBSEQUENT EVENTS
- -----------------------
In a series of events from February through May 1996, the Company raised an aggregate of $518,000 in debt financing pursuant to the issuance of secured promissory notes.

The promisorry notes are for a term of approximately eighteen months and include an interest rate of 12% on the unpaid balance. The first interest payment is due on June 15, 1996 and quarterly thereafter. The prinicipal payments will be paid on the fifteenth of March, June and September 1997. The notes are secured by the assets of the Corporation. As additional consideration, warrants for the purchase of common stock were granted (the number of shares were based on the amount of the promissory note and equal to five shares to each dollar). The warrant price is $.01 per share.

The following officers and directors participated in the 1996 financing: Wayne E. Meyer, Thomas J. Meaney, Deborah A. Montagna and Patricia A. Bird.

                             EXHIBIT 10.18

                       AUTHORIZATION FOR DEFERRAL


I, Joseph R. Burns, hereby consent to the deferral to January 1, 1997 of any principal payments due from Mikros Systems
Corporation under that certain Note Modification and Intercreditor Agreement dated December 31, 1993 including the promissory note pursuant thereto.

                                   BY:  /s/ Joseph R. Burns
                                       ----------------------
                                       Joseph R. Burns

                                   DATE:  April 2, 1996
                                        ---------------------

                             EXHIBIT 10.18

                       AUTHORIZATION FOR DEFERRAL


I, Thomas J. Meaney, hereby consent to the deferral to January 1, 1997 of any principal payments due from Mikros Systems
Corporation under that certain Note Modification and Intercreditor Agreement dated December 31, 1993 including the promissory note pursuant thereto.

                                   BY:  /s/ Thomas J. Meaney
                                       ----------------------
                                       Thomas J. Meaney

                                   DATE:  April 2, 1996
                                        ---------------------

                             EXHIBIT 10.18

                       AUTHORIZATION FOR DEFERRAL


I, Wayne E. Meyer, hereby consent to the deferral to January 1, 1997 of any principal payments due from Mikros Systems
Corporation under that certain Note Modification and Intercreditor Agreement dated December 31, 1993 including the promissory note pursuant thereto.

                                   BY:  /s/ Wayne E. Meyer
                                       ----------------------
                                       Wayne E. Meyer

                                   DATE:  March 27, 1996
                                        ---------------------

                             EXHIBIT 10.18

                       AUTHORIZATION FOR DEFERRAL


I, Frederick C. Tecce, hereby consent to the deferral to January
1, 1997 of any principal payments due from Mikros Systems
Corporation under that certain Note Modification and Intercreditor Agreement dated December 31, 1993 including the promissory note pursuant thereto.

                                BY: /s/ Frederick C. Tecce
                                    ------------------------
                                    Frederick C. Tecce

                                DATE:  April 12, 1996
                                     ---------------------

                             EXHIBIT 10.18

                       AUTHORIZATION FOR DEFERRAL


I, John B. Torkelsen, hereby consent to the deferral to January
1, 1997 of any principal payments due from Mikros Systems
Corporation under that certain Note Modification and Intercreditor Agreement dated December 31, 1993 including the promissory note pursuant thereto.

                                BY:  /s/ John B. Torkelsen
                                    ----------------------
                                    John B. Torkelsen

                                DATE:  March 23, 1996
                                     ---------------------

                           EXHIBIT 11.0
               COMPUTATION OF EARNINGS PER SHARE
                                                Year Ended December 31,
                                              1995        1994        1993
                                                     (000's Omitted)
                                           ---------   ----------   --------
Primary
  Earnings(Loss)
    Income (Loss) extraordinary items         ($ 648)      $ 152       $ 151
    Deduct dividends on preferred shares          69          69          69
                                             ---------  ---------   ---------
    Income (Loss) applicable to common stock
     before extraordinary items               (  717)         83          82
    Extraordinary items                            -           -         296
                                             ---------  ---------   ---------
    Income (Loss) applicable to common stock   ($ 717)     $  83       $ 378
                                             =========  =========   =========
Shares
    Weighted average number of common
     shares outstanding                     7,285,441   7,056,536   4,371,011
    Add shares issuable from assumed
     exercise of options and warrants               -      78,905          -
                                            ---------   ---------   ---------
                                            7,285,741   7,135,441   4,371,011
                                            =========   =========   =========
  Primary earnings per common share
    Income (Loss) before extraordinary items   ($ .10)       $.01      $ .02
    Extraordinary items                             -           -        .07
                                            ---------- ----------  ----------
    Net income (Loss)                          ($ .10)      $ .01      $ .09
                                            ========== ==========  ==========
Assuming full dilution
  Earnings
   Income (Loss) before extraordinary items    ($ 648)      $ 152      $ 151
    Extraordinary items                             -           -        296
                                            ---------- ----------   ---------
    Net income (Loss)                          ($ 648)      $ 152      $ 447
                                            ========== ==========   =========
  Shares
    Weighted average number of common
     shares outstanding                     7,285,441   7,135,441  4,371,011
    Assuming conversion of preferred stock  4,399,989   1,005,000  1,005,000
    Assuming exercise of options and warrants
     reduced by the number of shares which
     could have been purchased with the
     proceeds from exercise of such options
     and warrants                           1,195,500     275,135          -
                                            ---------- ----------  ----------
    Weighted average number of common
     shares outstanding as adjusted        12,880,930   8,415,576  5,376,011
                                           =========== ========== ==========
Earnings per common share assuming
 full dilution
    Income (Loss) before extraordinary items*   ($.05)*     $.02*       $.03
    Extraordinary items                             -           -        .06
                                            ---------- ----------   ---------
    Net Income (Loss)                           ($.05)*     $.02*       $.09
                                            ========== ==========   =========

     * Earnings (loss) per share with conversion is anti-dilutive and therefore is not used.