Form 10-Q
MIKROS SYSTEMS CORP
filed 1996-05-20
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  March 31, 1996    COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING  AT
           CLASS                                     March 31, 1996
----------------------------                        ----------------
COMMON STOCK, PAR VALUE $.01                        7,367,108 SHARES

CONVERTIBLE PREFERRED STOCK,                        1,005,000 SHARES
     PAR VALUE $.01

SERIES B PREFERRED STOCK                            1,131,663 SHARES
     PAR VALUE $.01

SERIES C PREFERRED STOCK                                5,000 SHARES
     PAR VALUE $.01

SERIES D PREFERRED STOCK                              690,000 SHARES
     PAR VALUE $.01
--------------------------------------------------------------------

                      MIKROS SYSTEMS CORPORATION

                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at March 31, 1996 and December 31, 1995
   (Unaudited)................................................. 1

   Statements of Operations for the Three Months Ended
   March 31, 1996 and 1995 (Unaudited) ........................ 3

   Statements of Shareholders' Equity for the Years ended
   1994 and 1995 and Three Months Ended March 31, 1996
   (Unaudited)................................................. 4

   Statements of Cash Flows for the Three Months Ended
   March 31, 1996 and 1995 (Unaudited)......................... 5

   Notes to the Financial Statements........................... 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................... 8



PART II - OTHER INFORMATION.................................... 9

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                     MARCH 31,    DECEMBER 31,
          ASSETS                      1996            1995
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                             $   80,070      $   77,276

  Accounts Receivable
    Government                         31,389          65,186
    Trade                              17,550          52,967

  Inventories                         116,133          76,321

  Other Current Assets                 16,469          11,559
                                  ------------    ------------

TOTAL CURRENT ASSETS                  261,611         283,309
                                  ------------    ------------

FIXED ASSETS
  Equipment                           574,397         574,397

  Furniture and Fixtures               59,207          59,207

  Leasehold Improvements                3,408           3,408
                                  ------------    ------------
                                      637,012         637,012
  Less:  Accumulated Depreciation
         and Amortization            (481,024)       (465,955)
                                  ------------    ------------

FIXED ASSETS, NET                     155,988         171,057
                                  ------------    ------------


SECURITY DEPOSITS                         801           1,001


UNBILLED RECEIVABLES                   58,999          58,681


PATENT COSTS, NET                      32,311          32,947
                                  ------------    ------------

TOTAL ASSETS                       $  509,710        $546,995
                                  ============    ============


                   See Notes to Financial Statements

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)
           LIABILITIES AND                          MARCH 31,    DECEMBER 31,
    SHAREHOLDERS' EQUITY (DEFICIENCY)                 1996           1995
------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  279,972    $  268,933
  Notes Payable
    Bank                                              134,271       134,271
    Related Parties and Others                        107,250        30,000
  Obligations under Capital Leases                      5,870         6,403
  Accrued Payroll and Payroll Taxes                    33,926        14,308
  Accrued Interest                                      1,343        11,442
  Accrued Vacations                                    50,037        49,188
  Accrued Expenses                                    199,457        89,982
                                                  ------------  ------------
TOTAL CURRENT LIABILITIES                             812,126       604,527
                                                  ------------  ------------
NOTES PAYABLE
    Bank                                               16,992        18,542
    Related Parties and Others                        473,250       312,500
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT            11,102        11,827
                                                  ------------  ------------
TOTAL LIABILITIES                                   1,313,470       947,396
                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1996 and 1995                                     80,450        80,450
                                                  ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 7,367,108 shares in 1996 and
  7,352,108 in 1995                                    73,671        73,521

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 1,005,000 shares
  in 1996 and 1995                                     10,050        10,050

  Preferred Stock, Series B convertible,
  par value $.01 per share, authorized 1,200,000
  shares, issued and outstanding 1,131,663 shares
  in 1996 and 1995                                     11,316         11,316

  Preferred Stock, Series D,
  par value $.01 per share 690,000 shares authorized,
  issued and outstanding in 1996 and 1995               6,900          6,900

  Capital in excess of par                          9,248,589      9,248,364
  Accumulated deficit                             (10,234,736)    (9,831,002)
                                                  ------------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)              (884,210)      (480,851)
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  509,710       $546,995
                                                  ============   ============
                       See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                           Three Months Ended,
                                     March 31, 1996      March 31, 1995
                                     --------------      --------------
Revenues:
 Equipment Sales                       $  35,995           $ 507,393
 Contract Research and Development       107,680             747,978
                                      -----------          ----------
Total Revenues                           143,675           1,255,371

                                      -----------          ----------

Cost of Sales:
  Equipment Sales                         32,312             366,782
  Contract Research and Development      300,226             639,842
                                      -----------          ----------
Total Cost of Sales                      332,538           1,006,624
                                      -----------          ----------

Gross Margin                            (188,863)            248,747
                                      -----------          ----------

Expenses:
  Selling, General and Administrative    197,953             218,578
  Interest                                16,918              12,148
                                      -----------          ----------

Total Expenses                           214,871             230,726
                                      -----------          ----------

Net Income (Loss)                      ($403,734)          $ 1 8,021
                                      ===========          ==========


Net Income (Loss) per share               ($0.05)              $0.00
                                      ===========          ==========

Weighted average number of
 shares outstanding                    7,357,108           7,152,108
                                      ===========         ===========



                See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                               Common            Preferred            Preferred
                                Stock              Stock               Stock B
                              $.01 PAR            $.01 PAR             $.01 PAR
                                VALUE              VALUE                 VALUE
                              ---------  -------  ---------  --------  ---------  --------
                                           PAR                  PAR                 PAR
                               SHARES     VALUE     SHARES     VALUE     SHARES     VALUE
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1993     7,132,108  $71,321  1,005,000   $10,050  1,131,663    $11,316
Year ended December 31, 1994:
Issuance of Common Stock         20,000      200
Net Income
                              ---------  -------  ---------  --------  ---------  --------
Balance December 31, 1994     7,152,108   71,521  1,005,000    10,050  1,131,663    11,316
Year Ended December 31, 1995:
Issuance of Common Stock        200,000    2,000
Net Income (Loss)
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1995     7,352,108   73,521  1,005,000   10,050   1,131,663    11,316
Issuance of Common Stock         15,000      150
Net Income (Loss)
                              ---------  -------  ---------  --------  ---------  --------
Balance March 31, 1996        7,367,108  $73,671  1,005,000  $10,050   1,131,663   $11,316
                              =========  =======  =========  =======   =========  ========
                              Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance-December 31, 1993       690,000  $ 6,900    $9,236,814   ($9,334,964)
Year ended December 31, 1994:
Issuance of Common Stock                                 1,050
Net Income                                                           151,635
                              ---------  -------    ----------   ------------
Balance December 31, 1994       690,000    6,900     9,237,864   ( 9,183,329)
Year Ended December 31, 1995:
Issuance of Common Stock                                10,500
Net Income (Loss)                                                   (647,673)
                              ---------  -------    ----------   ------------
Balance-December 31, 1995       690,000    6,900     9,248,364   ( 9,831,002)
Issuance of Common Stock                                   225
Net Income (Loss)                                                   (403,734)
                              ---------  -------    ----------   ------------
Balance March 31, 1996          690,000  $ 6,900    $9,248,589  ($10,234,736)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                The Three Months Ended
                                           March 31, 1996      March 31, 1995
                                           --------------      --------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Income (Loss)                          ($403,734)           $ 18,021

Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization                 15,704              16,750

Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                          69,214             674,708
   Unbilled Receivables                           (318)           (192,474)
   Inventories                                 (39,812)             26,799
   Other Current Assets                         (4,910)             (4,235)
   Other Assets                                    200                (575)
 Increase (Decrease) in:
   Accounts Payable                             11,039            (147,495)
   Accrued Payroll and Payroll Taxes             5,706              37,413
   Other Liabilities and Interest              112,880            (228,295)
                                              ---------           ---------
 Net Cash Provided (Used) by Operations       (234,031)            200,617
                                              ---------           ---------
 Cash Flows Provided (Used) by Investing
 Activities:
  Fixed Asset Purchases                              0             (31,440)
  Patents                                            0                   0
                                              ---------           ---------
Net Cash (Used) by Investing Activities:             0             (31,440)

Cash Flows Provided (Used) by Financing
 Activities:
  Proceeds from Bank Loan                            0              46,212
  Proceeds from Current Financing              238,000                   0
  Proceeds from Issuance of Common Stock           375                   0
  Payments on Long Term Debt                    (1,550)            (68,594)
                                              ---------           ---------
Net Cash Provided (Used) by Financing
 Activities:                                   236,825             (22,382)
                                              ---------           ---------
Net Increase (Decrease) in Cash                  2,794             146,795
Cash at Beginning of Period                     77,276             118,593
                                              ---------           ---------
Cash at End of Period                         $ 80,070            $265,388
                                              =========           =========
Supplemental disclosure of cash flow
 information:
  Cash paid during the quarter for interest   $ 27,061             $12,715
                                              =========           =========

                     See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------
As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K.

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1996, the changes in deficiency in assets, and the results of operations, and cash flows for the three-month periods ended March 31, 1996 and 1995.

The results disclosed in the Statements of Operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE B - NOTES AND LOANS PAYABLE
--------------------------------
1) Outstanding Debt is summarized as follows:

                                            03/31/96
12/31/95
                                            --------
--------
  Notes Payable to Banks                    $151,263
$152,813
  Other Notes Payable                        580,500
342,500
                                            --------
--------
                                            $731,763
$495,313
                                           ========
========

2)    Financing Transactions
----------------------------

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

1996 Financing
--------------
In a series of events from February through May 1996, the Company raised an aggregate of $518,000 in debt financing pursuant to the issuance of secured promissory notes.

The promissory notes are for a term of approximately eighteen months and include an interest rate of 12% on the unpaid balance. The first payment is due on June 15, 1996 and quarterly thereafter. The principal payments will be paid on the fifteenth of March, June and September 1997. The notes are secured by the assets of the Corporation. As additional consideration, warrants for the purchase of common stock were granted (the number of shares were based on the amount of the promissory note and equal to five shares to each dollar). The warrant price is $.01 per share.

The following officers and directors participated in the 1996 financing: Wayne E. Meyer, Thomas J. Meaney, Deborah A.
Montagna, and Patricia A. Bird.


NOTE C - INVENTORIES
--------------------
Inventories at March 31, 1996 are stated at the lower of cost or market, computed on the first-in, first-out method.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUE
-------
Total revenues were $143,675 for the quarter ended March 31, 1996 compared to $1,255,371 for the same period in 1995.

This decrease is due to the U.S. Navy's delaying the placement of an anticipated order with an approximate value of $2,000,000.
The
Company expectes this order to be placed during the second quarter, but there can be no assurances in this regard. As a result of the above, the Company had a minimal backlog of orders during the first quarter compared to the same period in 1995.


COST OF SALES
-------------
Cost of sales for the quarter ended March 31, 1996 were $332,538 or 231% of revenue, versus $1,006,624 or 80.2% of revenue in the same quarter of 1995. The increase in cost of sales as a percent of revenue for Contract Research and Development costs (278.8% versus 85.5% for the first quarters of 1996 and 1995 respectively) is primarily due to product development costs associated with commercial programs which are only partially funded by the Company's customer. The Company expects to begin booking revenues related to the above mentioned commercial programs during the second quarter of 1996. The Company cannot currently estimate the amount of revenue to be derived from such programs in the second quarter of 1996.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses for the quarter ended March 31, 1996 was $197,953 versus $218,578 in the quarter ended March 31, 1995, decrease of 9.6%. This decrease is due mainly to lower costs for travel, payroll and related employee fringe benefits.


INTEREST EXPENSE
----------------
Interest expense was $16,918 in the quarter ended March 31, 1996 compared to $12,148 for the same quarter in 1994. The increase is due to an increase in notes payable outstanding during 1995 and 1996 to date.

NET INCOME (LOSS)
-----------------
Net Loss for the quarter ended March 31, 1996 was $403,734 versus net income of $18,021 for the same period in 1995. This decrease is because of the lower revenue and higher interest expense in the 1996 quarter.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's financial statements for the quarter ended March 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
The Company incurred a net loss of $403,734 for the quarter ended March 31, 1996, and as of March 31, 1996 had an accumulated deficit of $10,234,736. At March 31, 1996 the Company had negative working capital of $550,575 compared to negative working capital of $200,617 at December 31, 1995. For the quarter ended March 31, 1996 the Company used $234,031 in operating activities. For the same period in 1995, the Company provided $220,617 through operating activities. The Company expects to incur substantial expenditures to expand its commercial wireless communications business. The Company's working capital, plus revenue from product sales and research contracts from its military business will not be sufficient to meet such objectives as presently structured. Management recognizes that the Company must generate additional resources and consider reduction in operating costs in order to continue operations with resources available. Management plans include the issuance of debt financing, to be completed in May 1996. In addition, the Company will consider the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial and military programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs.

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

Part II.    OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.  None.
b)  Reports on Form 8-K.
    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MIKROS SYSTEMS CORPORATION
                                       (Registrant)

Dated: May 20, 1995

                                /s/ Thomas J. Meaney
                                -----------------------
                                Thomas J. Meaney
                                President and
                                Chief Executive Officer