Form 10-K/A
period 1995-12-31
MIKROS SYSTEMS CORP
filed 1996-06-13
CIK 317340

MIKROS SYSTEMS CORPORATION
                   3490 U.S. Route #1, Bldg. #5
                       Princeton, NJ  08540
                          (609) 987-1513
June 13, 1996


SECURITIES AND EXCHANGE COMMISSION
450 5th Street, NW
Judiciary Plaza
Washington, DC 20549


RE:  MIKROS SYSTEMS CORPORATION/10K-A


Dear Sirs:

Pursuant to the Securities Exchange Act of 1934, as amended, Mikros Systems Corporation, a Delaware corporation (the "Corporation"), hereby encloses herewith amended pages for form 10K filed on May 17, 1996 for the fiscal year ended December 31, 1995.

This filing is being effected by direct transmission to the Securities and Exchange Commission's (the "Commission") EDGAR System.

If you have any questions or comments concerning this filing, kindly contact the undersigned.



Very truly yours,

/s/ Joseph R. Benek
- --------------------
Joseph R. Benek
Vice President Finance & Treasurer


Enc.

Item 6.  Selected Financial Data (1)
- ------------------------------------

                                         YEARS ENDED DECEMBER 31,
                          1995       1994       1993       1992      1991
                      ------------------------------------------------------
INCOME STATEMENT
 Total Revenue         $3,379,897 $4,445,468 $2,909,202$2,899,810 $2,787,054
 Net Income(Loss)        (647,673)   151,635    447,140   116,636    114,899
 Income (Loss) per
  common share-Primary       (.10)       .01        .09      .02        .03
  Fully Diluted              (.10)       .01        .09      .02        .02
 Weighted average
  number of common
  shares outstanding-
   Primary              7,285,441  7,135,441  4,371,011 4,357,108  3,975,546
 Weighted average
  number of common
  shares outstanding-
   Fulled Diluted      12,880,930  8,415,576  5,376,011 5,362,108  4,980,546

BALANCE SHEET
 Current Assets           283,309  1,405,554    518,289   647,639    400,728
 Current Liabilities      604,527  1,118,537    304,246 1,026,009  1,356,255
 Total Assets             546,995  1,641,001    806,006   912,492    628,076
 Long-Term Liabilities    342,869    287,692    419,873   500,526      2,500
 Total liabilities        947,396  1,406,229    724,119 1,526,535  1,358,755
 Shareholders' Equity
  (Capital Deficiency)   (480,851)   154,322      1,437  (688,843)  (785,379)

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
                                        AMOUNT AND NATURE
                                          OF BENEFICIAL     PERCENT
NAME OF BENEFICIAL OWNER                   OWNERSHIP(1)     OF CLASS
- ------------------------                -----------------   --------
(i)  Certain Beneficial Owners:
     Transitions Two,
     Limited Partnership
     920 Hopmeadow Street
     Simsbury, Connecticut 06070            2,137,775(2)      22.2

(ii) Nominees:
     Joseph R. Burns                        1,113,081(3)      14.4
     William V. Goodwin                        56,250(4)         *
     Thomas J. Meaney                       1,934,500(5)      23.7
     Wayne E. Meyer                         1,133,750(6)      14.1
     Frederick C. Tecce                       835,000(7)      10.6
     John B. Torkelsen                      1,878,383(8)      22.0

(iii) All Current Directors and Officers
      as a Group (eight persons)            6,482,119         66.8
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

                     MIKROS SYSTEMS CORPORATION
                      STATEMENTS OF OPERATIONS

                                       For the Year Ended December 31,
                                      1995           1994         1993
                                  ------------    ----------  ----------
Revenues:
 Equipment Sales                   $1,390,085     $1,397,000   $  63,952
 Contract Research and Development  1,989,812      3,048,468   2,845,250
                                  ------------    ----------  ----------
Total Revenues                      3,379,897      4,445,468   2,909,202
                                  ------------    ----------  ----------
Cost of Sales:
  Equipment Sales                   1,079,873      1,041,195      22,914
  Contract Research and Development 1,796,168      2,341,474   2,030,939
                                  ------------    ----------  ----------
Total Cost of Sales                 2,876,041      3,382,669   2,053,853
                                  ------------    ----------  ----------
Gross Margin                          503,856      1,062,799     855,349
                                  ------------    ----------  ----------
Expenses:
  Research and Development            238,120              -           -
  General and Administrative          855,925        850,091     678,900
  Interest                             57,334         60,973      25,152
                                  ------------    ----------  ----------
Total Expenses                      1,151,379        911,064     704,052
                                  ------------    ----------  ----------
Income (Loss) before Taxes
 and Extraordinary Item              (647,523)       151,735     151,297
Provision for Income Taxes                150            100          50
                                  ------------    ----------  ----------
Income (Loss) before
  Extraordinary Item                 (647,673)       151,635     151,247

Extraordinary Item:
  Gain from Debt Restructure                -              -     295,893
                                  ------------    ----------  ----------
Net Income (Loss)                   ($647,673)      $151,635    $447,140
                                  ============    ==========  ==========
Earnings per share:
 Primary:
  Net Income (Loss) Before
   Extraordinary Item                  ($0.10)         $0.01       $0.02
  Extraordinary Item                        -              -        0.07
                                   -----------    ----------  ----------
Net Income (Loss) per share            ($0.10)         $0.01       $0.09
                                   ===========    ==========  ==========
Fully Diluted:
  Net Income (Loss) Before
   Extraordinary Item                  ($0.10)         $0.01       $0.03
  Extraordinary Item                        -              -        0.06
                                   -----------    ----------  ----------

Net Income (Loss) per share            ($0.10)         $0.01       $0.09
                                  ============    ==========  ==========

                             See Notes to Financial Statements

                           EXHIBIT 11.0
               COMPUTATION OF EARNINGS PER SHARE
                                                Year Ended December 31,
                                              1995        1994        1993
                                                     (000's Omitted)
                                           ---------   ----------   --------
Primary
  Earnings(Loss)
    Income (Loss) extraordinary items         ($ 648)      $ 152       $ 151
    Deduct dividends on preferred shares          69          69          69
                                             ---------  ---------   ---------
    Income (Loss) applicable to common stock
     before extraordinary items               (  717)         83          82
    Extraordinary items                            -           -         296
                                             ---------  ---------   ---------
    Income (Loss) applicable to common stock   ($ 717)     $  83       $ 378
                                             =========  =========   =========
Shares
    Weighted average number of common
     shares outstanding                     7,285,441   7,056,536   4,371,011
    Add shares issuable from assumed
     exercise of options and warrants               -      78,905          -
                                            ---------   ---------   ---------
                                            7,285,441   7,135,441   4,371,011
                                            =========   =========   =========
  Primary earnings per common share
    Income (Loss) before extraordinary items   ($ .10)       $.01      $ .02
    Extraordinary items                             -           -        .07
                                            ---------- ----------  ----------
    Net income (Loss)                          ($ .10)      $ .01      $ .09
                                            ========== ==========  ==========
Assuming full dilution
  Earnings
   Income (Loss) before extraordinary items    ($ 648)      $ 152      $ 151
    Extraordinary items                             -           -        296
                                            ---------- ----------   ---------
    Net income (Loss)                          ($ 648)      $ 152      $ 447
                                            ========== ==========   =========
  Shares
    Weighted average number of common
     shares outstanding                     7,285,441   7,135,441  4,371,011
    Assuming conversion of preferred stock  4,399,989   1,005,000  1,005,000
    Assuming exercise of options and warrants
     reduced by the number of shares which
     could have been purchased with the
     proceeds from exercise of such options
     and warrants                           1,195,500     275,135          -
                                            ---------- ----------  ----------
    Weighted average number of common
     shares outstanding as adjusted        12,880,930   8,415,576  5,376,011
                                           =========== ========== ==========
Earnings per common share assuming
 full dilution
    Income (Loss) before extraordinary items*   ($.05)*     $.02*       $.03
    Extraordinary items                             -           -        .06
                                            ---------- ----------   ---------
    Net Income (Loss)                           ($.05)*     $.02*       $.09
                                            ========== ==========   =========

     * Earnings (loss) per share with conversion is anti-dilutive and therefore is not used.