Form 10-K/A
period 1995-12-31
MIKROS SYSTEMS CORP
filed 1996-06-27
CIK 317340

MIKROS SYSTEMS CORPORATION
                   3490 U.S. Route #1, Bldg. #5
                       Princeton, NJ  08540
                          (609) 987-1513

June 26, 1996

SECURITIES AND EXCHANGE COMMISSION
450 5th Street, NW
Judiciary Plaza
Washington, DC 20549


RE:  MIKROS SYSTEMS CORPORATION/10K-A, Exhibit 27


Dear Sirs:

Pursuant to the Securities Exchange Act of 1934, as amended, Mikros Systems Corporation, a Delaware corporation (the "Corporation"), hereby encloses herewith the Financial Data Schedule (Exhibit 27) for the fiscal year ended December 31, 1995.

This filing is being effected by direct transmission to the Securities and Exchange Commission's (the "Commission") EDGAR System.

If you have any questions or comments concerning this filing, kindly contact the undersigned.



Very truly yours,

/s/ Joseph R. Benek
- --------------------
Joseph R. Benek
Vice President Finance & Treasurer


Enc.

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                          77,276
[SECURITIES]                                         0
[RECEIVABLES]                                  118,153
[ALLOWANCES]                                         0
[INVENTORY]                                     76,321
[CURRENT-ASSETS]                               283,309
[PP&E]                                         637,012
[DEPRECIATION]                                 465,955
[TOTAL-ASSETS]                                 546,995
[CURRENT-LIABILITIES]                          604,527
[BONDS]                                              0
[PREFERRED-MANDATORY]                           80,450
[PREFERRED]                                     28,266
[COMMON]                                        73,521
[OTHER-SE]                                   (582,638)
[TOTAL-LIABILITY-AND-EQUITY]                   546,995
[SALES]                                      3,379,897
[TOTAL-REVENUES]                             3,379,897
[CGS]                                        2,876,041
[TOTAL-COSTS]                                2,876,041
[OTHER-EXPENSES]                             1,094,045
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              57,334
[INCOME-PRETAX]                              (647,523)
[INCOME-TAX]                                       150
[INCOME-CONTINUING]                          (647,673)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (647,673)
[EPS-PRIMARY]                                    (.10)
[EPS-DILUTED]                                    (.10)