Form 10-Q
period 1996-06-30
MIKROS SYSTEMS CORP
filed 1996-08-12
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  June 30, 1996    COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING  AT
           CLASS                                     June 30, 1996
- ----------------------------                        ----------------
COMMON STOCK, PAR VALUE $.01                        7,894,608 SHARES

CONVERTIBLE PREFERRED STOCK,                        1,005,000 SHARES
     PAR VALUE $.01

SERIES B PREFERRED STOCK                            1,131,663 SHARES
     PAR VALUE $.01

SERIES C PREFERRED STOCK                                5,000 SHARES
     PAR VALUE $.01

SERIES D PREFERRED STOCK                              690,000 SHARES
     PAR VALUE $.01
- --------------------------------------------------------------------

                       MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                     JUNE 30,     DECEMBER 31,
          ASSETS                      1996            1995
- ------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                             $   48,072      $   77,276

  Accounts Receivable
    Government                        216,744          65,186
    Trade                              27,549          52,967

  Inventories                          75,979          76,321

  Other Current Assets                 27,760          11,559
                                  ------------    ------------

TOTAL CURRENT ASSETS                  396,104         283,309
                                  ------------    ------------

FIXED ASSETS
  Equipment                           624,512         574,397

  Furniture and Fixtures               59,207          59,207

  Leasehold Improvements                3,408           3,408
                                  ------------    ------------
                                      687,127         637,012
  Less:  Accumulated Depreciation
         and Amortization            (496,093)       (465,955)
                                  ------------    ------------

FIXED ASSETS, NET                     191,034         171,057
                                  ------------    ------------


SECURITY DEPOSITS                         426           1,001


UNBILLED RECEIVABLES                   75,207          58,681


PATENT COSTS, NET                      33,785          32,947
                                  ------------    ------------

TOTAL ASSETS                       $  696,556        $546,995
                                  ============    ============


                   See Notes to Financial Statements

                       MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)
           LIABILITIES AND                           JUNE 30,    DECEMBER 31,
    SHAREHOLDERS' EQUITY (DEFICIENCY)                 1996           1995
- ------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  269,006    $  268,933
  Notes Payable
    Bank                                              133,271       134,271
    Related Parties and Others                        678,667        30,000
  Obligations under Capital Leases                     23,717         6,403
  Accrued Payroll and Payroll Taxes                    33,556        14,308
  Accrued Interest                                      2,883        11,442
  Accrued Vacations                                    49,219        49,188
  Accrued Expenses                                    262,882        89,982
                                                  ------------  ------------
TOTAL CURRENT LIABILITIES                           1,455,201       604,527
                                                  ------------  ------------
NOTES PAYABLE
    Bank                                               14,667        18,542
    Related Parties and Others                        304,333       312,500
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT             7,120        11,827
                                                  ------------  ------------
TOTAL LIABILITIES                                   1,781,321       947,396
                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1996 and 1995                                     80,450        80,450
                                                  ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 7,894,608 shares in 1996 and
  7,352,108 in 1995                                    78,946        73,521

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 1,005,000 shares
  in 1996 and 1995                                     10,050        10,050

  Preferred Stock, Series B convertible,
  par value $.01 per share, authorized 1,200,000
  shares, issued and outstanding 1,131,663 shares
  in 1996 and 1995                                     11,316         11,316

  Preferred Stock, Series D,
  par value $.01 per share 690,000 shares authorized,
  issued and outstanding in 1996 and 1995               6,900          6,900

  Capital in excess of par                          9,248,589      9,248,364
  Accumulated deficit                             (10,521,016)    (9,831,002)
                                                  ------------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)            (1,165,215)      (480,851)
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $696,556       $546,995
                                                  ============   ============
                         See Notes to Financial Statements

                              MIKROS SYSTEMS CORPORATION
                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                  Three Months Ended,                  Six Months Ended,
                                     June 30, 1996  June 30, 1995      June 30, 1996   June 30, 1995
                                     -------------  -------------      -------------   -------------
Revenues:
 Equipment Sales                       $ 214 483       $ 483,284        $ 250,478       $  990,677
 Contract Research and Development       212,446         612,006          320,126        1,359,984
                                      -----------      ----------       ----------      -----------
Total Revenues                           426,929       1,095,290          570,604        2,350,661
                                      -----------      ----------       ----------      -----------

Cost of Sales:
  Equipment Sales                         90,583         336,227          122,895          703,009
  Contract Research and Development      392,429         490,908          692,655        1,130,750
                                      -----------      ----------       ----------      -----------
Total Cost of Sales                      483,012         827,135          815,550        1,833,759
                                      -----------      ----------       ----------      -----------

Gross Margin                             (56,083)        268,155         (244,946)         516,902
                                      -----------      ----------       ----------      -----------

Expenses:
  Selling, General and Administrative    199,843         237,354          397,796          455,932
  Interest                                30,354          13,865           47,272           26,013
                                      -----------      ----------       ----------      -----------

Total Expenses                           230,197         251,219          445,068          481,945
                                      -----------      ----------       ----------      -----------

Net Income (Loss)                      ($286,280)      $  16,936        ($690,014)       $  34,957
                                      ===========      ==========       ==========      ===========


Net Income (Loss) per share               ($0.04)          $0.00           ($0.09)         $  0.00
                                      ===========      ==========       ==========      ===========

Weighted average number of
 shares outstanding                    7,630,858       7,352,108        7,537,941        7,252,108
                                      ===========     ===========       ==========      ===========

                                  See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                               Common            Preferred            Preferred
                                Stock              Stock               Stock B
                              $.01 PAR            $.01 PAR             $.01 PAR
                                VALUE              VALUE                 VALUE
                              ---------  -------  ---------  --------  ---------  --------
                                           PAR                  PAR                 PAR
                               SHARES     VALUE     SHARES     VALUE     SHARES     VALUE
                               ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1993     7,132,108  $71,321  1,005,000   $10,050  1,131,663    $11,316

Year ended December 31, 1994:
Issuance of Common Stock         20,000      200
Net Income
                              ---------  -------  ---------  --------  ---------  --------
Balance December 31, 1994     7,152,108   71,521  1,005,000    10,050  1,131,663    11,316

Year Ended December 31, 1995:
Issuance of Common Stock        200,000    2,000
Net Income (Loss)
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1995     7,352,108   73,521  1,005,000   10,050   1,131,663    11,316

Issuance of Common Stock        542,500    5,425
Net Income (Loss)
                              ---------  -------  ---------  --------  ---------  --------
Balance June 30, 1996         7,894,608  $78,946  1,005,000  $10,050   1,131,663   $11,316
                              =========  =======  =========  =======   =========  ========
                              Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance-December 31, 1993       690,000  $ 6,900    $9,236,814   ($9,334,964)

Year ended December 31, 1994:
Issuance of Common Stock                                 1,050
Net Income                                                           151,635
                              ---------  -------    ----------   ------------
Balance December 31, 1994       690,000    6,900     9,237,864   ( 9,183,329)

Year Ended December 31, 1995:
Issuance of Common Stock                                10,500
Net Income (Loss)                                                   (647,673)
                              ---------  -------    ----------   ------------
Balance-December 31, 1995       690,000    6,900     9,248,364   ( 9,831,002)

Issuance of Common Stock                                   225
Net Income (Loss)                                                   (690,014)
                              ---------  -------    ----------   ------------
Balance June 30, 1996           690,000  $ 6,900    $9,248,589  ($10,521,016)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months Ended             Six Months Ended
                                          June 30, 1996  June 30, 1995   June 30, 1996  June 30, 1995
                                          -------------  -------------   -------------  -------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Income (Loss)                         ($286,280)     $ 16,936        ($690,014)     $ 34,957

Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization                15,704        15,745           31,408        32,495

Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                       (195,354)       13,629         (126,140)      688,337
   Unbilled Receivables                       (16,208)      100,026          (16,526)      (92,448)
   Inventories                                 40,154       (33,635)             342        (6,836)
   Other Current Assets                       (11,291)      (13,749)         (16,201)      (17,984)
   Other Assets                                   375             0              575          (575)
 Increase (Decrease) in:
   Accounts Payable                           (10,966)       70,205               73       (77,290)
   Accrued Payroll and Payroll Taxes            1,630        (7,293)          21,248        30,120
   Other Liabilities and Interest              78,012       (83,639)         176,980      (311,934)
                                             ---------     ---------        ---------    ----------
 Net Cash Provided (Used) by Operations      (384,224)       78,225         (618,255)      278,842
                                             ---------     ---------        ---------    ----------
Cash Flows Provided (Used) by Investing
 Activities:
  Fixed Asset Purchases                       (50,115)      (28,736)         (50,115)      (60,176)
  Patents                                      (2,109)       (6,276)          (2,109)       (6,276)
                                             ---------     ---------        ---------     ---------
Net Cash (Used) by Investing Activities       (52,224)      (35,012)         (52,224)      (66,452)

Cash Flows Provided (Used) by Financing
 Activities:
  Proceeds from Current Financing             402,500             0           640,500            0
  Proceeds from Issuance of Common Stock        5,275        12,500             5,650       12,500
  Payments on Long Term Debt                   (3,325)      (73,594)           (4,875)     (95,976)
                                             ---------     ---------         ---------    ---------
Net Cash Provided (Used) by Financing
 Activities:                                  404,450       (61,094)          641,275      (83,476)
                                             ---------     ---------         ---------    ---------
Net Increase (Decrease) in Cash               (31,998)      (17,881)          (29,204)     128,914
Cash at Beginning of Period                    80,070       265,388            77,276      118,593
                                             ---------     ---------         ---------    ---------
Cash at End of Period                        $ 48,072      $247,507           $48,072     $247,507
                                             =========     =========         =========    =========
Supplemental disclosure of cash flow
 information:
  Cash paid during the quarter for interest  $ 28,846       $12,714           $55,907     $ 25,429
                                             =========     =========         =========    =========

                     See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
- ------------------------------
As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K.

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1996, the changes in deficiency in assets, and the results of operations, and cash flows for the three and six-month periods ended June 30, 1996 and 1995.

The results disclosed in the Statements of Operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE B - NOTES AND LOANS PAYABLE
- --------------------------------
1) Outstanding Debt is summarized as follows:

                                            06/30/96       12/31/95
                                            --------       --------
  Notes Payable to Banks                    $147,937       $152,813
  Other Notes Payable                        983,000        342,500
                                            --------       --------
                                          $1,130,937       $495,313
                                          ==========       ========


2)    Financing Transactions
- ----------------------------

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

1996 Financing
- --------------
In a series of events from February through May 1996, the Company raised an aggregate of $605,500 in debt financing pursuant to the issuance of secured promissory notes.

The promissory notes are for a term of approximately eighteen months and include an interest rate of 12% on the unpaid balance. The first interest payment was made on June 15, 1996 and is due quarterly thereafter. The principal payments will be paid on the fifteenth of March, June and September 1997. The notes are secured by the assets of the Corporation. As additional consideration, warrants for the purchase of common stock were granted (the number of shares were based on the amount of the promissory note and equal to five shares to each dollar). The warrant price is $.01 per share.

The following officers and directors participated in the 1996 financing: Wayne E. Meyer, Thomas J. Meaney, Deborah A. Montagna, and Patricia A. Bird.

NOTE C - INVENTORIES
- --------------------
Inventories at June 30, 1996 are stated at the lower of cost or market, computed on the first-in, first-out method.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
- -------
Total revenues were $426,929 for the quarter ended June 30, 1996 compared to $1,095,290 for the same period in 1995, a decrease of 61.0%. For the six months ended June 30, 1996 total revenues were $570,604, compared to $2,350,661 for the same period in 1995, a decrease of 76.0%. For the quarter and six months ended June 30, 1996, equipment revenues were $214,483 and $250,478, respectively, compared to $483,284 and $990,677, respectively, for the same periods in 1995. These decreases are due mainly to the fact that in 1995 the Company had revenues from a large contract from the Applied Physics Laboratory, Johns Hopkins University. Contract Research and Development revenues were $212,446 and $612,006 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 65.3%. For the six months ended June 30, 1996 and June 30, 1995 Contract Research and Development revenues were $320,126 and $1,359,984, respectively, a decrease of 76.5%. These decreases are due primarily to the higher level in 1995 of revenues from several large development contracts for the U.S. Navy. In 1996 thus far, the Company has experienced a delay in the placement of orders from the U.S. Navy.


COST OF SALES
- -------------
Equipment cost of sales for the three months ended June 30, 1996 and 1995 was $90,583 (42.2% of revenue) and $336,227 (69.6% of revenue), respectively. For the six months ended June 30, 1996 and June 30, 1995 equipment cost of sales was $122,895 (49.1% of revenue) and $703,009 (71.0% of revenue), respectively.

Cost of sales of Contract Research and Development revenues was $392,429 (184.7% of revenue) and $490,908 (80.2% of revenue) for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, such cost of sales was $692,655 (216.4% of revenue) and $1,130,750 (83.1% of revenue), respectively. Equipment cost of sales as a percent of revenue is lower in the 1996 periods than in 1995 because a greater share of development costs is funded in 1996 than in 1995. As a percent of revenue, cost of sales of Contract Research and Development revenues is higher in 1996 than in 1995 due to the unabsorption of fixed overhead costs because of the Company's low order volume during the periods.


INTEREST EXPENSE
- ----------------
Interest expense was $30,354 versus $13,865 for the quarters ended June 30, 1996 and June 30, 1995, respectively. For the six months ended June 30, 1996 and June 30, 1995, interest expense was $47,272 and $26,013 respectively. The higher 1996 amounts are due to an increase in outstanding debt in 1996 from 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------
Selling, General and Administrative expenses amounted to $199,843 for the quarter ended June 30, 1996 compared to $237,354 for the same quarter in 1995 (a decrease of 15.8%) due mainly to lower travel and salary expenses in the 1996 period. Selling, General and Administrative expenses were $397,796 and $455,932 for the six months ended June 30, 1996 and June 30, 1995, respectively, (a decrease of 12.8%) also due mainly to lower travel and salary expenses.


NET INCOME (LOSS)
- -----------------
Net Loss for the quarter ended June 30, 1996 was $286,280 compared to net income of $16,936 for the quarter ended June 30, 1995. For the six months ended June 30, 1996 net loss amounted to $690,014 versus net income of $34,957 for the same period in 1995. The decrease in the 1996 period versus 1995 is due mainly to the development costs mentioned above and lower levels of revenue.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company's financial statements for the quarter and six months ended June 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net loss of $286,280 and $690,014, respectively, for the quarter and six months ended June 30, 1996, and at June 30, 1996 had an accumulated deficit of $10,521,016. At June 30, 1996 the Company had negative working capital of $1,059,097 compared to negative working capital of $321,218 at December 31, 1995. For the quarter and six months ended June 30, 1996 the Company used $384,224 and $618,255, respectively, in operating activities. For the same periods in 1995 the Company provided $78,225 and $278,842, respectively. The Company expects to continue to incur substantial expenditures to expand its commercial wireless communications business. The Company's working capital, plus revenue from product sales and research contracts from its military business will not be sufficient to meet such objectives as presently structured.
Management recognizes that the Company must generate additional resources and consider reduction in operating costs in order to continue operations with resources available. In May 1996, the Company completed a debt financing of $605,500 (see 1996 Financing under Note "A" to Financial Statements). In addition, the Company will consider the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial and military programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs.

The Company has retained investment banking counsel to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. No assurance can be given, however, that the Company will be successful in raising additional capital beyond the recent current debt financing effort. Further, there can be no assurances, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliance, management will be required to sharply curtail its operations.

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

Dated: August 12, 1996

                                /s/ Thomas J. Meaney
                                -----------------------
                                Thomas J. Meaney
                                President and
                                Chief Executive Officer

[DESCRIPTION]        ART. 5 FDS FOR 2ND QUARTER 10-Q
[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                          48,072
[SECURITIES]                                         0
[RECEIVABLES]                                  319,500
[ALLOWANCES]                                         0
[INVENTORY]                                     75,979
[CURRENT-ASSETS]                               396,105
[PP&E]                                         684,938
[DEPRECIATION]                               (493,905)
[TOTAL-ASSETS]                                 696,555
[CURRENT-LIABILITIES]                        1,448,456
[BONDS]                                              0
[PREFERRED-MANDATORY]                           80,450
[PREFERRED]                                     28,266
[COMMON]                                        78,946
[OTHER-SE]                                 (1,272,427)
[TOTAL-LIABILITY-AND-EQUITY]                   696,555
[SALES]                                        570,604
[TOTAL-REVENUES]                               570,604
[CGS]                                          815,550
[TOTAL-COSTS]                                  815,550
[OTHER-EXPENSES]                               397,796
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              47,272
[INCOME-PRETAX]                              (690,014)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (690,014)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (690,014)
[EPS-PRIMARY]                                    (.09)
[EPS-DILUTED]                                    (.09)