Form 10-Q/A
period 1996-03-31
MIKROS SYSTEMS CORP
filed 1996-08-16
CIK 317340

MIKROS SYSTEMS CORPORATION
                   3490 U.S. Route #1, Bldg. #5
                       Princeton, NJ  08540
                          (609) 987-1513

June 26, 1996

SECURITIES AND EXCHANGE COMMISSION
450 5th Street, NW
Judiciary Plaza
Washington, DC 20549


RE:  MIKROS SYSTEMS CORPORATION/2nd Quarter 10Q-A


Dear Sirs:

Pursuant to the Securities Exchange Act of 1934, as amended, Mikros Systems Corporation, a Delaware corporation (the "Corporation"), hereby encloses herewith amended pages for form 10Q filed on August 12, 1996 for the quarter ending June 30, 1996.

This filing is being effected by direct transmission to the Securities and Exchange Commission's (the "Commission") EDGAR System.

If you have any questions or comments concerning this filing, kindly contact the undersigned.



Very truly yours,

/s/ Joseph R. Benek
- --------------------
Joseph R. Benek
Vice President Finance & Treasurer


Enc.

                       MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)
           LIABILITIES AND                           JUNE 30,    DECEMBER 31,
    SHAREHOLDERS' EQUITY (DEFICIENCY)                 1996           1995
- ------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  269,006    $  268,933
  Notes Payable
    Bank                                              133,271       134,271
    Related Parties and Others                        678,667        30,000
  Obligations under Capital Leases                     23,717         6,403
  Accrued Payroll and Payroll Taxes                    35,556        14,308
  Accrued Interest                                      2,883        11,442
  Accrued Vacations                                    49,219        49,188
  Accrued Expenses                                    262,882        89,982
                                                  ------------  ------------
TOTAL CURRENT LIABILITIES                           1,455,201       604,527
                                                  ------------  ------------
NOTES PAYABLE
    Bank                                               14,667        18,542
    Related Parties and Others                        304,333       312,500
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT             7,120        11,827
                                                  ------------  ------------
TOTAL LIABILITIES                                   1,781,321       947,396
                                                  ------------  ------------
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
                                                  ============   ============

                     See Notes to Financial Statements

[DESCRIPTION]        ART. 5 FDS FOR 2ND QUARTER 10-Q
[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                          48,072
[SECURITIES]                                         0
[RECEIVABLES]                                  244,293
[ALLOWANCES]                                         0
[INVENTORY]                                     75,979
[CURRENT-ASSETS]                               396,104
[PP&E]                                         687,127
[DEPRECIATION]                               (496,093)
[TOTAL-ASSETS]                                 696,556
[CURRENT-LIABILITIES]                        1,455,201
[BONDS]                                              0
[PREFERRED-MANDATORY]                           80,450
[PREFERRED]                                     28,266
[COMMON]                                        78,946
[OTHER-SE]                                 (1,272,427)
[TOTAL-LIABILITY-AND-EQUITY]                   696,556
[SALES]                                        570,604
[TOTAL-REVENUES]                               570,604
[CGS]                                          815,550
[TOTAL-COSTS]                                  815,550
[OTHER-EXPENSES]                               397,796
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              47,272
[INCOME-PRETAX]                              (690,014)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (690,014)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (690,014)
[EPS-PRIMARY]                                    (.09)
[EPS-DILUTED]                                    (.09)