Form 10-Q/A
period 1996-06-30
MIKROS SYSTEMS CORP
filed 1996-08-30
CIK 317340

MIKROS SYSTEMS CORPORATION
                   3490 U.S. Route #1, Bldg. #5
                       Princeton, NJ  08540
                          (609) 987-1513

August 30, 1996

SECURITIES AND EXCHANGE COMMISSION
450 5th Street, NW
Judiciary Plaza
Washington, DC 20549


RE:  MIKROS SYSTEMS CORPORATION/2nd Quarter 10Q-A


Dear Sirs:

Pursuant to the Securities Exchange Act of 1934, as amended, Mikros Systems Corporation, a Delaware corporation (the "Corporation"), hereby encloses herewith amended pages for form 10Q filed on August 12, 1996 and August 16, 1996 for the quarter ending June 30, 1996.

This filing is being effected by direct transmission to the Securities and Exchange Commission's (the "Commission") EDGAR System.

If you have any questions or comments concerning this filing, kindly contact the undersigned.



Very truly yours,

/s/ Joseph R. Benek
- --------------------
Joseph R. Benek
Vice President Finance & Treasurer


Enc.

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                     JUNE 30,     DECEMBER 31,
          ASSETS                      1996            1995
- ------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                             $   48,072      $   77,276

  Accounts Receivable
    Government                        216,744          65,186
    Trade                              27,549          52,967

  Inventories                         199,855          76,321

  Other Current Assets                 27,760          11,559
                                  ------------    ------------

TOTAL CURRENT ASSETS                  519,980         283,309
                                  ------------    ------------

FIXED ASSETS
  Equipment                           624,512         574,397

  Furniture and Fixtures               59,207          59,207

  Leasehold Improvements                3,408           3,408
                                  ------------    ------------
                                      687,127         637,012
  Less:  Accumulated Depreciation
         and Amortization            (496,093)       (465,955)
                                  ------------    ------------

FIXED ASSETS, NET                     191,034         171,057
                                  ------------    ------------


SECURITY DEPOSITS                         426           1,001


UNBILLED RECEIVABLES                   75,207          58,681


PATENT COSTS, NET                      33,785          32,947
                                  ------------    ------------

TOTAL ASSETS                       $  820,432        $546,995
                                  ============    ============


                   See Notes to Financial Statements

                       MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)
           LIABILITIES AND                           JUNE 30,    DECEMBER 31,
    SHAREHOLDERS' EQUITY (DEFICIENCY)                 1996           1995
- ------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  269,006    $  268,933
  Notes Payable
    Bank                                              133,271       134,271
    Related Parties and Others                        678,667        30,000
  Obligations under Capital Leases                     23,717         6,403
  Accrued Payroll and Payroll Taxes                    35,556        14,308
  Accrued Interest                                      2,883        11,442
  Accrued Vacations                                    49,219        49,188
  Unliquidated Progress Billings                      160,353         - 0 -
  Accrued Expenses                                    262,882        89,982
                                                  ------------  ------------
TOTAL CURRENT LIABILITIES                           1,615,554       604,527
                                                  ------------  ------------
NOTES PAYABLE
    Bank                                               14,667        18,542
    Related Parties and Others                        304,333       312,500
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT             7,120        11,827
                                                  ------------  ------------
TOTAL LIABILITIES                                   1,941,674       947,396
                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1996 and 1995                                     80,450        80,450
                                                  ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 7,894,608 shares in 1996 and
  7,352,108 in 1995                                    78,946        73,521

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 1,005,000 shares
  in 1996 and 1995                                     10,050        10,050

  Preferred Stock, Series B convertible,
  par value $.01 per share, authorized 1,200,000
  shares, issued and outstanding 1,131,663 shares
  in 1996 and 1995                                     11,316         11,316

  Preferred Stock, Series D,
  par value $.01 per share 690,000 shares authorized,
  issued and outstanding in 1996 and 1995               6,900          6,900

  Capital in excess of par                          9,248,589      9,248,364
  Accumulated deficit                             (10,557,493)    (9,831,002)
                                                  ------------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)            (1,201,692)      (480,851)
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $820,432       $546,995
                                                  ============   ============
                          See Notes to Financial Statements

                              MIKROS SYSTEMS CORPORATION
                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                          Three Months Ended,             Six Months Ended,
                                     June 30, 1996  June 30, 1995   June 30, 1996   June 30, 1995
                                     -------------  -------------   -------------   -------------
Revenues:
 Equipment Sales                       $  54 130    $ 483,284        $  90,125       $  990,677
 Contract Research and Development       212,446      612,006          320,126        1,359,984
                                      -----------   ----------       ----------      -----------
Total Revenues                           266,576    1,095,290          410,251        2,350,661
                                      -----------   ----------       ----------      -----------

Cost of Sales:
  Equipment Sales                          4,000      336,227           36,312          703,009
  Contract Research and Development      355,136      490,908          655,362        1,130,750
                                      -----------   ----------       ----------      -----------
Total Cost of Sales                      359,136      827,135          691,674        1,833,759
                                      -----------   ----------       ----------      -----------

Gross Margin                             (92,560)     268,155         (281,423)         516,902
                                      -----------   ----------       ----------      -----------

Expenses:
  Selling, General and Administrative    199,843      237,354          397,796          455,932
  Interest                                30,354       13,865           47,272           26,013
                                      -----------   ----------       ----------      -----------
Total Expenses                           230,197      251,219          445,068          481,945
                                      -----------   ----------       ----------      -----------

Net Income (Loss)                      ($322,757)   $  16,936        ($726,491)       $  34,957
                                      ===========   ==========       ==========      ===========


Net Income (Loss) per share               ($0.04)       $0.00           ($0.10)         $  0.00
                                      ===========   ==========       ==========      ===========

Weighted average number of
 shares outstanding                    7,630,858    7,352,108        7,537,941        7,252,108
                                      ===========  ===========       ==========      ===========

                                 See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                        Common            Preferred            Preferred
                                Stock              Stock               Stock B
                              $.01 PAR            $.01 PAR             $.01 PAR
                                VALUE              VALUE                 VALUE
                              ---------  -------  ---------  --------  ---------  --------
                                           PAR                  PAR                 PAR
                               SHARES     VALUE     SHARES     VALUE     SHARES     VALUE
                               ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1993     7,132,108  $71,321  1,005,000   $10,050  1,131,663    $11,316
Year ended December 31, 1994:
Issuance of Common Stock         20,000      200
Net Income
                              ---------  -------  ---------  --------  ---------  --------
Balance December 31, 1994     7,152,108   71,521  1,005,000    10,050  1,131,663    11,316
Year Ended December 31, 1995:
Issuance of Common Stock        200,000    2,000
Net Income (Loss)
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1995     7,352,108   73,521  1,005,000   10,050   1,131,663    11,316

Issuance of Common Stock        542,500    5,425
Net Income (Loss)
                              ---------  -------  ---------  --------  ---------  --------
Balance June 30, 1996         7,894,608  $78,946  1,005,000  $10,050   1,131,663   $11,316
                              =========  =======  =========  =======   =========  ========
                              Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance-December 31, 1993       690,000  $ 6,900    $9,236,814   ($9,334,964)
Year ended December 31, 1994:
Issuance of Common Stock                                 1,050
Net Income                                                           151,635
                              ---------  -------    ----------   ------------
Balance December 31, 1994       690,000    6,900     9,237,864   ( 9,183,329)
Year Ended December 31, 1995:
Issuance of Common Stock                                10,500
Net Income (Loss)                                                   (647,673)
                              ---------  -------    ----------   ------------
Balance-December 31, 1995       690,000    6,900     9,248,364   ( 9,831,002)

Issuance of Common Stock                                   225
Net Income (Loss)                                                   (726,491)
                              ---------  -------    ----------   ------------
Balance June 30, 1996           690,000  $ 6,900    $9,248,589  ($10,557,493)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months Ended             Six Months Ended
                                          June 30, 1996  June 30, 1995   June 30, 1996  June 30, 1995
                                          -------------  -------------   -------------  -------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Income (Loss)                         ($322,757)     $ 16,936        ($726,491)     $ 34,957

Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization                15,704        15,745           31,408        32,495

Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                       (195,354)       13,629         (126,140)      688,337
   Unbilled Receivables                       (16,208)      100,026          (16,526)      (92,448)
   Inventories                                (83,722)      (33,635)        (123,534)       (6,836)
   Other Current Assets                       (11,291)      (13,749)         (16,201)      (17,984)
   Other Assets                                   375             0              575          (575)
 Increase (Decrease) in:
   Accounts Payable                           (10,966)       70,205               73       (77,290)
   Accrued Payroll and Payroll Taxes            1,630        (7,293)          21,248        30,120
   Other Liabilities and Interest             238,365       (83,639)         337,333      (311,934)
                                             ---------     ---------        ---------    ----------
 Net Cash Provided (Used) by Operations      (384,224)       78,225         (618,255)      278,842
                                             ---------     ---------        ---------    ----------
Cash Flows Provided (Used) by Investing
 Activities:
  Fixed Asset Purchases                       (50,115)      (28,736)         (50,115)      (60,176)
  Patents                                      (2,109)       (6,276)          (2,109)       (6,276)
                                             ---------     ---------        ---------     ---------
Net Cash (Used) by Investing Activities       (52,224)      (35,012)         (52,224)      (66,452)

Cash Flows Provided (Used) by Financing
 Activities:
  Proceeds from Current Financing             402,500             0           640,500            0
  Proceeds from Issuance of Common Stock        5,275        12,500             5,650       12,500
  Payments on Long Term Debt                   (3,325)      (73,594)           (4,875)     (95,976)
                                             ---------     ---------         ---------    ---------
Net Cash Provided (Used) by Financing
 Activities:                                  404,450       (61,094)          641,275      (83,476)
                                             ---------     ---------         ---------    ---------
Net Increase (Decrease) in Cash               (31,998)      (17,881)          (29,204)     128,914
Cash at Beginning of Period                    80,070       265,388            77,276      118,593
                                             ---------     ---------         ---------    ---------
Cash at End of Period                        $ 48,072      $247,507           $48,072     $247,507
                                             =========     =========         =========    =========
Supplemental disclosure of cash flow
 information:
  Cash paid during the quarter for interest  $ 28,846       $12,714           $55,907     $ 25,429
                                             =========     =========         =========    =========

                            See Notes to Financial Statements

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUE
- -------
Total revenues were $266,576 for the quarter ended June 30, 1996 compared to $1,095,290 for the same period in 1995, a decrease of 75.7%. For the six months ended June 30, 1996 total revenues were $410,251, compared to $2,350,661 for the same period in 1995, a decrease of 82.5%. For the quarter and six months ended June 30, 1996, equipment revenues were $54,130 and $90,125, respectively, compared to $483,284 and $990,677, respectively, for the same periods in 1995. These decreases are due mainly to the fact that in 1995 the Company had revenues from a large contract from the Applied Physics Laboratory, Johns Hopkins University. Contract Research and Development revenues were $212,446 and $612,006 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 65.3%. For the six months ended June 30, 1996 and June 30, 1995 Contract Research and Development revenues were $320,126 and $1,359,984, respectively, a decrease of 76.5%. These decreases are due primarily to the higher level in 1995 of revenues from several large development contracts for the U.S. Navy. In 1996 thus far, the Company has experienced a delay in the placement of orders from the U.S. Navy.



COST OF SALES
- -------------
Equipment cost of sales for the three months ended June 30, 1996 and 1995 was $4,000 (7.4% of revenue) and $336,227 (69.6% of revenue), respectively. For the six months ended June 30, 1996 and June 30, 1995 equipment cost of sales was $36,312 (40.3% of revenue) and $703,009 (71.0% of revenue), respectively.

Cost of sales of Contract Research and Development revenues was $355,136 (167.1% of revenue) and $490,908 (80.2% of revenue) for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, such cost of sales was $655,362 (204.7% of revenue) and $1,130,750 (83.1% of revenue), respectively. Equipment cost of sales as a percent of revenue is lower in the 1996 periods than in 1995 because a greater share of development costs is funded in 1996 than in 1995. As a percent of revenue, cost of sales of Contract Research and Development revenues is higher in 1996 than in 1995 due to the unabsorption of fixed overhead costs because of the Company's low order volume during the periods.





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


NET INCOME (LOSS)
- -----------------
Net Loss for the quarter ended June 30, 1996 was $322,757 compared to net income of $16,936 for the quarter ended June 30, 1995. For the six months ended June 30, 1996 net loss amounted to $726,491 versus net income of $34,957 for the same period in 1995. The decrease in the 1996 period versus 1995 is due mainly to the development costs mentioned above and lower levels of revenue.


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

[DESCRIPTION]        ART. 5 FDS FOR 2ND QUARTER 10-Q
[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                          48,072
[SECURITIES]                                         0
[RECEIVABLES]                                  319,500
[ALLOWANCES]                                         0
[INVENTORY]                                    199,855
[CURRENT-ASSETS]                               519,980
[PP&E]                                         684,938
[DEPRECIATION]                               (493,905)
[TOTAL-ASSETS]                                 820,432
[CURRENT-LIABILITIES]                        1,615,554
[BONDS]                                              0
[PREFERRED-MANDATORY]                           80,450
[PREFERRED]                                     28,266
[COMMON]                                        78,946
[OTHER-SE]                                 (1,308,904)
[TOTAL-LIABILITY-AND-EQUITY]                   820,432
[SALES]                                        410,356
[TOTAL-REVENUES]                               410,356
[CGS]                                          691,674
[TOTAL-COSTS]                                  691,674
[OTHER-EXPENSES]                               397,796
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              47,272
[INCOME-PRETAX]                              (726,491)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (726,491)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (726,491)
[EPS-PRIMARY]                                    (.10)
[EPS-DILUTED]                                    (.10)
