Form 10-Q/A
period 1996-06-30
MIKROS SYSTEMS CORP
filed 1996-10-01
CIK 317340

MIKROS SYSTEMS CORPORATION
3490 U.S. Route #1, Bldg. #5
Princeton, NJ  08540
(609) 987-1513


October 1, 1996


SEC
Division of Corporation Finance
Washington, DC  20549


RE:  FINANCIAL DATA SCHEDULE of the Period Ending 6/30/96



TO WHOM IT MAY CONCERN:

Purusant to your letter of September 25, 1996, please find attached a copy of the Financial Data Schedule (EX-27) which was previously submitted with the 10Q and 10Q-A that was filed by our company on August 12, 16 and 30, 1996.

If you require any additional informaiton, please do not hesitate to contact our office.


Sincerely,


/s/  Joseph R. Benek
--------------------
Joseph R. Benek
Vice President Finance

Enc.

[DESCRIPTION]        Financial Data Schedule for 2nd Quarter 10-Q
[ARTICLE] 5

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
