Form 10-Q
period 1996-09-30
MIKROS SYSTEMS CORP
filed 1996-11-14
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  September 30, 1996    COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING  AT
           CLASS                                   September 30, 1996
----------------------------                        ----------------
COMMON STOCK, PAR VALUE $.01                        8,803,775 SHARES

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

                       MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                  SEPTEMBER 30,   DECEMBER 31,
          ASSETS                      1996            1995
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                             $   29,682      $   77,276

  Accounts Receivable
    Government                         68,923          65,186
    Trade                              21,056          52,967

  Inventories                         531,194          76,321

  Other Current Assets                 47,724          11,559
                                  ------------    ------------

TOTAL CURRENT ASSETS                  698,579         283,309
                                  ------------    ------------

FIXED ASSETS
  Equipment                           628,511         574,397

  Furniture and Fixtures               59,207          59,207

  Leasehold Improvements                3,408           3,408
                                  ------------    ------------
                                      691,126         637,012
  Less:  Accumulated Depreciation
         and Amortization            (513,562)       (465,955)
                                  ------------    ------------

FIXED ASSETS, NET                     177,564         171,057
                                  ------------    ------------


SECURITY DEPOSITS                         426           1,001


UNBILLED RECEIVABLES                   59,330          58,681


PATENT COSTS, NET                      33,150          32,947
                                  ------------    ------------

TOTAL ASSETS                       $  969,049        $546,995
                                  ============    ============


                   See Notes to Financial Statements

                       MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)
           LIABILITIES AND                        SEPTEMBER 30,  DECEMBER 31,
    SHAREHOLDERS' EQUITY (DEFICIENCY)                 1996           1995
------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  444,378    $  268,933
  Notes Payable
    Bank                                              130,270       134,271
    Related Parties and Others                        951,500        30,000
  Obligations under Capital Leases                     23,889         6,403
  Accrued Payroll and Payroll Taxes                    21,155        14,308
  Accrued Interest                                      2,883        11,442
  Accrued Vacations                                    47,923        49,188
  Accrued Expenses                                    189,552        89,982
  Unliquidated Progress Billings                      512,599         - 0 -
                                                  ------------  ------------
TOTAL CURRENT LIABILITIES                           2,324,149       604,527
                                                  ------------  ------------
NOTES PAYABLE
    Bank                                               12,342        18,542
    Related Parties and Others                         61,250       312,500
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT             8,000        11,827
                                                  ------------  ------------
TOTAL LIABILITIES                                   2,405,741       947,396
                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1996 and 1995                                     80,450        80,450
                                                  ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 8,803,775 shares in 1996 and
  7,352,108 in 1995                                    88,038        73,521

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 1,005,000 shares
  in 1996 and 1995                                     10,050        10,050

  Preferred Stock, Series B convertible,
  par value $.01 per share, authorized 1,200,000
  shares, issued and outstanding 1,131,663 shares
  in 1996 and 1995                                     11,316         11,316

  Preferred Stock, Series D,
  par value $.01 per share 690,000 shares authorized,
  issued and outstanding in 1996 and 1995               6,900          6,900

  Capital in excess of par                          9,251,195      9,248,364
  Accumulated deficit                             (10,884,641)    (9,831,002)
                                                  ------------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)            (1,517,142)      (480,851)
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $969,049       $546,995
                                                  ============   ============

                         See Notes to Financial Statements

                              MIKROS SYSTEMS CORPORATION
                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                          Three Months Ended,                 Nine Months Ended,
                                     Sept 30, 1996  Sept 30, 1995      Sept 30, 1996   Sept 30, 1995
                                     -------------  -------------      -------------   -------------
Revenues:
 Equipment Sales                       $  21 134       $ 146,031        $ 111,259       $1,136,708
 Contract Research and Development       197,406         525,517          517,532        1,885,501
                                      -----------      ----------       ----------      -----------
Total Revenues                           218,540         671,548          628,791        3,022,209
                                      -----------      ----------       ----------      -----------

Cost of Sales:
  Equipment Sales                         13,571         106,794           49,883          810,500
  Contract Research and Development      269,722         559,415          925,084        1,689,468
                                      -----------      ----------       ----------      -----------
Total Cost of Sales                      283,293         666,209          974,967        2,499,968
                                      -----------      ----------       ----------      -----------

Gross Margin                             (64,753)          5,339         (346,176)         522,241
                                      -----------      ----------       ----------      -----------

Expenses:
  Selling, General and Administrative    228,458         203,054          626,254          658,986
  Interest                                33,937          12,140           81,209           38,153
                                      -----------      ----------       ----------      -----------

Total Expenses                           262,395         215,194          707,463          697,139
                                      -----------      ----------       ----------      -----------

Net Income (Loss)                      ($327,148)      ($209,855)     ($1,053,639)       ($174,898)
                                      ===========      ==========       ==========      ===========


Net Income (Loss) per share               ($0.04)         ($0.03)          ($0.13)          ($0.02)
                                      ===========      ==========       ==========      ===========
Weighted average number of
 shares outstanding                    8,349,192       7,352,108        7,854,400        7,263,219
                                      ===========     ===========       ==========      ===========

                                  See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                            Common            Preferred            Preferred
                                Stock              Stock               Stock B
                              $.01 PAR            $.01 PAR             $.01 PAR
                                VALUE              VALUE                 VALUE
                              ---------  -------  ---------  --------  ---------  --------
                                           PAR                  PAR                 PAR
                               SHARES     VALUE     SHARES     VALUE     SHARES     VALUE
                               ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1993     7,132,108  $71,321  1,005,000   $10,050  1,131,663    $11,316

Year ended December 31, 1994:
Issuance of Common Stock         20,000      200
Net Income
                              ---------  -------  ---------  --------  ---------  --------
Balance December 31, 1994     7,152,108   71,521  1,005,000    10,050  1,131,663    11,316

Year Ended December 31, 1995:
Issuance of Common Stock        200,000    2,000
Net Income (Loss)
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1995     7,352,108   73,521  1,005,000   10,050   1,131,663    11,316

Issuance of Common Stock      1,451,667   14,517
Net Income (Loss)
                              ---------  -------  ---------  --------  ---------  --------
Balance September 30, 1996    8,803,775  $88,038  1,005,000  $10,050   1,131,663   $11,316
                              =========  =======  =========  =======   =========  ========
                              Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance-December 31, 1993       690,000  $ 6,900    $9,236,814   ($9,334,964)

Year ended December 31, 1994:
Issuance of Common Stock                                 1,050
Net Income                                                           151,635
                              ---------  -------    ----------   ------------
Balance December 31, 1994       690,000    6,900     9,237,864   ( 9,183,329)

Year Ended December 31, 1995:
Issuance of Common Stock                                10,500
Net Income (Loss)                                                   (647,673)
                              ---------  -------    ----------   ------------
Balance-December 31, 1995       690,000    6,900     9,248,364   ( 9,831,002)

Issuance of Common Stock                                 2,831
Net Income (Loss)                                                ( 1,053,639)
                              ---------  -------    ----------   ------------
Balance September 30, 1996      690,000  $ 6,900    $9,251,195  ($10,884,641)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Three Months Ended           Nine Months Ended
                                          Sept 30, 1996  Sept 30, 1995   Sept 30, 1996  Sept 30, 1995
                                          -------------  -------------   -------------  -------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Income (Loss)                         ($327,148)    ($209,855)     ($1,053,639)    ($174,898)

Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization                17,469        16,609           48,877        48,413

Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                        170,191        82,539           27,525       678,428
   Inventories                               (331,339)      (73,833)        (454,873)      (80,669)
   Other Current Assets                       (19,964)       14,257          (36,165)       (9,312)
   Other Assets                                   635             0            1,210          (575)
 Increase (Decrease) in:
   Accounts Payable                           175,372       (15,036)         175,445       (92,326)
   Accrued Payroll and Payroll Taxes           (6,411)      (25,684)          14,837         4,436
   Other Liabilities and Interest            (234,970)     (107,643)         102,363      (425,851)
   Leases Payable                              (6,947)       (5,622)          (6,947)          652
   Unliquidated Progress Billings             512,599             0          512,599             0
                                             ---------     ---------        ---------    ----------
 Net Cash Provided (Used) by Operations       (50,513)     (324,268)        (668,768)       (51,702)
                                             ---------     ---------        ---------    ----------
Cash Flows Provided (Used) by Investing
 Activities:
  Fixed Asset Purchases                        (4,000)       (1,011)         (54,115)      (61,187)
  Patents                                           0        (6,541)          (2,109)       (6,541)
                                             ---------     ---------        ---------     ---------
Net Cash (Used) by Investing Activities        (4,000)       (7,552)         (56,224)      (67,728)

Cash Flows Provided (Used) by Financing
 Activities:
  Note Proceeds                                36,000        90,000           676,500       90,000
  Proceeds from Issuance of Common Stock       11,698             0            17,348       12,500
  Debt Repayment                              (11,575)            0           (16,450)     (95,976)
                                             ---------     ---------         ---------    ---------
Net Cash Provided (Used) by Financing
 Activities:                                   36,123        90,000           677,398        6,524
                                             ---------     ---------         ---------    ---------
Net Increase (Decrease) in Cash               (18,390)     (241,820)          (47,594)    (112,906)
Cash at Beginning of Period                    48,072       247,507            77,276      118,593
                                             ---------     ---------         ---------    ---------
Cash at End of Period                        $ 29,682      $  5,687           $29,682     $  5,687
                                             =========     =========         =========    =========
Supplemental disclosure of cash flow
 information:
  Cash paid for interest                     $ 33,970       $12,751           $89,877     $ 38,199
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

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1996, the changes in deficiency in assets, and the results of operations, and cash flows for the three and six-month periods ended September 30, 1996 and 1995.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE B - NOTES AND LOANS PAYABLE
--------------------------------
1) Outstanding Debt is summarized as follows:

                                            09/30/96       12/31/95
                                            --------       --------
  Notes Payable to Banks                  $  142,612       $152,813
  Other Notes Payable                      1,012,750        342,500
                                          ----------       --------
                                          $1,155,362       $495,313
                                          ==========       ========


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

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of Common Stock and Preferred Stock issued by the Company. In return for a reduction in debt of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Preferred Stock which provides for an annual cumulative dividend of $.10 per share. The Investor Notes were modified to provide for principal payments in sixteen quarterly installments beginning January 1, 1994 and ending on October 1, 1997.
Interest on the unpaid principal balance is due in quarterly installments beginning on March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of September 30, 1996 Company was in arrears on two quarterly principal payments. The Investors have authorized deferral of all principal payments until 1997.

1996 Financing
--------------
In the first nine months of 1996, the Company raised an aggregate of $641,500 in debt financing pursuant to the issuance of certain secured promissory notes.

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

The following officers and directors participated in the 1996 financing: Wayne E. Meyer, Thomas J. Meaney, Deborah A. Montagna, and Patricia A. Bird.

NOTE C - INVENTORIES
--------------------
Inventories at September 30, 1996 are stated at the lower of cost or market, computed on the first-in, first-out method.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------
Total revenues were $218,540 for the quarter ended September 30, 1996 compared to $671,548 for the same period in 1995. For the nine months ended September 30, 1996 total revenues were $628,791, compared to $3,022,209 for the same period in 1995, a decrease of 79.2%. For the quarter and nine months ended September 30, 1996, equipment revenues were $21,134 and $111,259, respectively, compared to $146,031 and $1,136,708, respectively, for the same periods in 1995. These decreases in equipment revenue are due mainly to the fact that in 1995 the Company had revenues from a large contract from the Applied Physics Laboratory, Johns Hopkins University. Contract Research and Development revenues were $197,406 and $525,517 for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and September 30, 1995 Contract Research and
Development revenues were $517,532 and $1,885,501, respectively, a decrease of 72.6%. These decreases are due primarily to the higher level in 1995 of revenues from several large development contracts for the U.S. Navy. In 1996 thus far, the Company has experienced delays in the placement of orders from the U.S. Navy.


COST OF SALES
-------------
Equipment cost of sales for the three months ended September 30, 1996 and 1995 was $13,571 (64.2% of revenue) and $106,794 (73.1% of revenue), respectively. For the nine months ended September 30, 1996 and September 30, 1995 equipment cost of sales was $49,883 (44.8% of revenue) and $810,500 (71.3% of revenue), respectively.

Cost of sales of Contract Research and Development revenues was $269,722 (136.6% of revenue) and $559,415 (106.4% of revenue) for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, such cost of sales was $925,084 (178.7% of revenue) and $1,689,468 (89.6% of revenue), respectively. Equipment cost of sales as a percent of revenue is lower in the 1996 periods than in 1995 because a greater share of development costs is customer funded in 1996 than in 1995. As a percent of revenue, cost of sales of Contract Research and Development revenues is higher in 1996 than in 1995 due to the unabsorption of fixed overhead costs because of the Company's low order volume during the periods.


INTEREST EXPENSE
----------------
Interest expense was $33,937 versus $12,140 for the quarters ended
September 30, 1996 and September 30, 1995, respectively. For the nine months ended September 30, 1996 and September 30, 1995, interest expense was $81,209 and $38,153 respectively. The higher amounts in 1996 are due to an increase in outstanding debt in 1996 from 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses amounted to $228,458 for the quarter ended September 30, 1996 compared to $203,054 for the same quarter in 1995 (an increase of 12.5%) due mainly to lower travel and salary expenses in the 1995 period. Selling, General and Administrative expenses were $626,254 and $658,986 for the nine months ended September 30, 1996 and September 30, 1995, respectively, (a decrease of 5.0%) also due mainly to lower travel and salary expenses.


NET INCOME (LOSS)
-----------------
Net Loss for the quarter ended September 30, 1996 was $327,148 compared to a net loss of $209,855 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 net loss amounted to $1,053,639 versus a net loss of $174,898 for the same period in 1995. The greater losses in the 1996 periods versus 1995 are due mainly to the development costs mentioned above and lower levels of revenue.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's financial statements for the quarter and nine months ended September 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The
Company incurred net loss of $327,148 and $1,053,639, respectively, for the quarter and nine months ended September 30, 1996, and at September 30, 1996 had an accumulated deficit of $10,884,641. At September 30, 1996 the Company had negative working capital of $1,625,570 compared to negative working capital of $321,218 at December 31, 1995.  For the quarter and nine months ended September 30, 1996 the Company used $50,513 and $668,768, respectively, in operating activities.  For the same periods in 1995 the Company used $324,268 and $51,702, respectively. The Company expects to continue to incur substantial expenditures to expand its commercial wireless communications business. The Company's working capital, plus revenue from product sales and research contracts from its military business will not be sufficient to meet such objectives as presently
structured.   Management recognizes that the Company must generate additional resources and consider reduction in operating costs in order to continue operations with resources available. In 1996, the Company completed a debt financing of $641,500 (see 1996 Financing under Note "A" to Financial Statements). In addition, the Company will consider the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial and military programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. At September 30, 1996, current notes payable (due in 1997) included $922,750 to creditors who subsequently authorized deferral to 1998 of any principal repayment.

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

Dated: November 13, 1996

                                /s/ Thomas J. Meaney
                                -----------------------
                                Thomas J. Meaney
                                President and
                                Chief Executive Officer

                                   EXHIBIT INDEX


Exhibit
  No.                              Description
-------                        --------------------

  27                       Financial Data Schedule