Form 10-Q/A
period 1996-06-30
MIKROS SYSTEMS CORP
filed 1996-11-26
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q/A

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

                                                    OUTSTANDING  AT
           CLASS                                     June 30, 1996
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

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits:

    Exhibit No.                              Description
    -----------                          --------------------
       27                               Financial Data Schedule

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

Dated: November 26, 1996

                                /s/ Thomas J. Meaney
                                -----------------------
                                Thomas J. Meaney
                                President and
                                Chief Executive Officer