Form 10-K
period 1996-12-31
MIKROS SYSTEMS CORP
filed 1997-03-27
CIK 317340

MIKROS SYSTEMS CORPORATION

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                            ---------------
                               FORM 10-K
                            ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996. Commission file number 2-67918
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of February 28, 1997, was approximately $939,000, computed by multiplying the average of the bid and asked price quoted by National Quotation Bureau, Inc. for such stock by the amount that the total shares outstanding exceeded the shares beneficially owned by officers, directors and the principal shareholders of the registrant. Such determination shall not, however, be deemed to be an admission that any such shareholders are "affiliates" as defined in Rule 405 under the Securities act of 1933. The number of shares outstanding of the Registrant's $.01 par value common stock as of February 28, 1997 was 11,846,952.

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of
Shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.  Description of Business
--------------------------------

Introduction
------------
Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center. The Company was incorporated under the laws of the State of Delaware in 1978 and acquired all rights of General Electric Venture Capital Corp., a subsidiary of General Electric Company, to certain microcomputer technology. The Company's headquarters are located at 3490 US Route 1, Princeton, New Jersey 08540, telephone (609) 987-1513.

Mikros Systems Corporation is a high-technology company in Princeton, New Jersey with a successful record in the defense communications business. The Company's strategy is to develop algorithms and associated products which take advantage of ongoing price/performance improvements in digital signal processors (DSPs) and transmit the maximum of data possible over a given frequency.

Since 1986, the Company has focussed on improving the performance of digital communication systems used by the U.S. Navy, particularly the "Link-11" digital radio network. More recently, Mikros has begun to diversify and explore the application of "dual-use" technologies to commercial wireless communications applications.

In 1996 Mikros secured key development contracts in both the defense and commercial segments of its business. The U.S. Navy selected Mikros competitively to develop and manufacture its next generation data terminal set, the successor to the system which Mikros currently manufactures.

The commercial development program which Mikros initiated in 1994 accelerated in 1996. Mikros will soon be in a position to begin production of its first generation of commercial products based on advanced wireless communications technology originally developed for the military. The high-speed wireless technology for FM subcarrier datacasting, originally developed for Data Broadcasting Corporation, was successfully field tested during the fourth quarter of 1996. Mikros entered into a joint venture with Safeguard Scientifics (Delaware), Inc to develop wireless products and services using Mikros' Amplitude Modulation (AM) technology.

Mikros believes that the global demand for leading edge wireless communications and information technology will remain strong, particularly for products which enable corporations to offer new and more efficient communications solutions. Mikros believes that it is well positioned to take advantage of these trends.

Radio Frequency Data Links
--------------------------
1997 will mark the tenth anniversary of Mikros involvement in the U.S. Navy's Multi-Frequency Link-11 program. This program was initiated by the U.S. Navy to improve wireless data communications for Navy battle groups. Mikros' first generation system, the AN/USQ-120, was jointly developed with the Applied Physics Laboratory of Johns Hopkins University. The system, based on technology developed under the Small Business Innovation Research Program (SBIR) overcame problematic radio frequency propagation anomalies by using simulcast techniques. Mikros used its expertise in real-time systems design and digital signal processing to achieve an unprecedented connectivity rate of 98%. The development program which began in 1987 resulted in a first production run in 1995. AN/USQ-120 systems have been deployed in nine U.S. Navy Battle Groups, and the response from the fleet has consistently been highly positive. In 1996 Mikros received additional orders for further AN/USQ-120 systems, the majority of which will be delivered during 1997.

In June 1996, Mikros was selected as one of the First Annual
Tibbets Award Winners from the Small Business Administration for
SBIR excellence for the innovative work performed.

In November 1996 Mikros was awarded a five year contract to produce the next generation standard data terminal set for the U.S. Navy. This digital wireless communications system is referred to as the Common Shipboard Data Terminal Set (CSDTS). Mikros based its design of CSDTS on its AN/USQ-120 system. This award was the result of a competitive procurement. The initial order has a value of $432,000.

This award was particularly important because the winner became the exclusive source to the U.S. Navy of this mission critical technology. Previously, Mikros was one of two suppliers of data terminal sets to the U.S. Navy. Mikros' new status of sole source will significantly strengthen its relationships with the U.S. Navy and makes Mikros the defacto standard and the compelling choice for allied navies which need a wireless intra-fleet communications system.

In the wake of CSDTS, Mikros expects to broaden its relationship with the U.S. Navy with new development contracts in the area of digital wireless communications.


Acoustic Communications
-----------------------
Mikros has also developed advanced digital signal processing techniques, which cancel noise and interference, providing high-quality underwater communications. Mikros participated in a SBIR
Program to develop a system which would allow U.S. Navy surface ships to radio link with submerged submarines up to 100 miles from the ships. This program concluded with encouraging "in-water" test results. Mikros has now partnered with Lockheed
Sanders and expects to participate in an Advanced Technology
Demonstration in 1997.

The Department of Defense is reviewing many possible applications of this technology which include: underwater telephones, command and control of unmanned underwater vehicles, and communication with intelligent sensors.

Commercial applications include underwater voice for recreational divers, control data links for off-shore drilling equipment, control of underwater vehicles, and underwater transmission of video images.


Commercial Programs
-------------------
In 1995, Mikros identified that the wireless communication technology which it had originally developed for the military could be modified for use in high-speed point to multi-point data broadcasting via regular FM and AM radio frequencies. By increasing the amount of data which may be transmitted over a given frequency, Mikros' technology enables new and existing service providers to increase the number and complexity of the products which they offer to their customers.

AM development has also opened the door to a variety of new business opportunities. In particular, it has enabled Mikros to diversify into the area of providing broadcast data services via its interest in a joint venture with Safeguard Scientifics (Delaware), Inc.

The convergence of the media, computer, and telecommunication industries continues unabated, and the use of digital wireless transmission technology is increasing dramatically. Mikros is confident that its FM and AM technologies will play an important role in wireless communications solutions of the future. The enormous coverage of the FM and AM radio network infrastructures combined with the high-speed data rates achieved by Mikros' technology offers service providers the ability to cost-effectively and simultaneously transmit large amounts of data to a potentially unlimited group of customers.


FM Data Broadcasting
--------------------
Mikros selected FM data broadcasting as its first commercial target market. Data broadcasting companies use ordinary FM radio to provide mobile paging, real-time financial data and other specialized wireless services. Under current Federal Communication Commission (FCC) regulations, designated portions of the FM radio broadcast spectrum, known as subcarriers, may be used to transmit information in addition to normal station programming. Listeners with specially equipped FM radios can decode the subcarrier information, while standard FM radios continue to receive normal radio station programs. Mikros' technology allows service providers to broadcast at a much higher data rate. Information providers are able to increase the quantity and quality of the services, while paging companies can service many more subscribers using the same network. In both cases, the service provider is increasing the return on its investment in network infrastructure.

Recently the Company became aware of an emerging trend which could create a higher level of demand for datacasting technology. Internet service providers are increasingly broadcasting selected data to their customers rather than requiring their customers to retrieve it. Proper use of 57.6 kbps of broadcast (point to multi-point) capacity could help to reduce congestion on the Internet and free up capacity for point to point communication. Mikros intends to vigorously pursue this market in the coming year.


AM Data Broadcasting
--------------------
Mikros began developing its AM technology in 1995. This system is also based on proprietary technology which Mikros originally conceived for the U.S. Navy and subsequently patented. The initial system was capable of transmitting between 1200 and 2400 bits per second (bps). However, new breakthroughs in 1996 have yielded a version of this technology which may allow data to be transmitted at rates as high as 28.8 kbps.

This development interested Safeguard Scientifics (Delaware), Inc., a large, publicly traded (NYSE: SFE) company. Safeguard invested directly in Mikros and together with Mikros founded a new company, Mobile Broadcasting Corporation (MBC). MBC intends to use the untapped AM resource and offer a wide array of broadcast data services. Mikros will develop and manufacture transmitters and receivers which incorporate the AM technology.

MBC currently has the exclusive right to use this technology in North America. However, licenses can be granted to selected companies on a case by case basis.


Department of Defense Contracts
-------------------------------
The Company is dependent on Department of Defense contracts and could be vulnerable to future budget cuts by the U.S. Navy Department. The Company's present contracts are for equipment related to ongoing shipbuilding programs and the Company has no knowledge of budget cuts that would affect its present contracts. There can be no assurance, however, that such programs will not be subject to budget cuts.

Marketing
---------
In 1996, revenues from Link 11 programs and commercial wireless communications amounted to 26% and 37%, respectively, of total revenues. In 1995, revenues from Link 11 programs and underwater communications amounted to 70% and 10%, respectively, of total revenues.

The Company, like many small businesses, relies heavily on its major customers and programs. During 1996, the loss of any of the Company's prime contracts would have significantly slowed the Company's growth and the Company believes that such a loss would have materially adversely affected the Company's results of operations.

The Company does all its marketing using its own employees.

Backlog
-------
As of December 31 1996, the Company had a backlog of approximately $3,800,000, compared to $50,000, at December 31, 1995 and $550,000 at December 31, 1994.


Engineering
-----------
Engineering is a critical factor in the development of the Company's present and future products. The Company currently employs ten full-time engineers/programmers, one executive and four technicians to work on design, development and production. At present, the Company engages independent technical consultants in its development effort from time to time. Each independent technical consultant, as a condition of engagement, executes a confidentiality agreement. The Company will continue to rely on independent consultants for support in the development of additional products. The Company intends to add to its engineering staff as its needs grow.


Manufacturing
-------------
A microcomputer generally consists of integrated circuits, whether assembled on circuit boards or incorporated into medium or large scale integrated chips which are then assembled on circuit boards, and of peripheral equipment and computer programs for making the circuits function for particular applications.
The Company uses subcontractors for the manufacturing of integrated circuit chips and of printed circuit cards. Final assembly and production testing of products are performed within the Company. In addition, the Company integrates peripheral equipment manufactured by others into its microcomputer systems.

The Company has agreements with several of its suppliers to purchase critical components for its circuit cards. Many of the Company's products are compatible with the industry-standard VME bus interconnection scheme, and more than 100 different vendors supply peripheral equipment compatible with this standard.


Research and Development
------------------------
In 1994, the Company began research on a method of optimizing spectrum efficiency for wireless communications in radio data broadcasting and Personal Communications Services (PCS) markets and continued this effort through 1996.


Patents
-------
In addition to an already existing patent, the Company in 1994 filed a patent application on certain digital signal processing technology.

Competition
-----------
High technology products such as microcomputers often require large investments of both money and talent. Many large companies with greater financial and human resources than the Company are currently investing heavily in products that compete directly with the Company's products. There is no assurance that the Company's products can be successfully marketed against such competition.

Being first in the market with new high technology is a critical factor in a company's success in the market. There is no assurance that the Company will be able to introduce new products to the market before any of its competitors.


Employees
---------
As of February 28, 1997, the Company had twenty-three full time and two part-time employees which consist of five executives, six administrative, ten engineers/programmers and four technicians.

None of the Company's employees is represented by a union, and the Company believes its relations with its employees are satisfactory. Employees having access to proprietary information have executed nondisclosure agreements.


Warranty
--------
The Company warrants that the equipment made by it will be free from defects of material and workmanship. The Company normally provides a limited warranty of 90 days from the date of shipment. If during the warranty period any component part of the equipment becomes defective by reason of material or workmanship and the purchaser immediately notifies the Company of such defect, the Company is obliged, at its option, either to supply a replacement part, to request that such part be returned to the plant for repair or to perform necessary repair at the purchaser's location.

The Company's warranty expense has been minimal over the past three years.


Inventories
-----------
The Company's inventory at December 31, 1996 had an aggregate value of approximately $153,000 and consisted primarily of raw materials and work-in-process. This compares to inventories of approximately $76,000 at December 31, 1995, which was comprised totally of raw materials and work-in-process.

Source of Supply
----------------
The Company purchases all components and supplies for the manufacture of its products from a variety of sources, domestic and foreign.

Changing the supplier of a component may result in additional cost and production delays. The Company has agreements with several key suppliers for critical components for its circuit cards.

Item 2.  Properties
-------------------
The Company owns no real property. The Company leases facilities in Princeton, New Jersey totalling approximately 12,750 square feet which contain all of the Company's administrative offices, research and assembly facilities. The lease agreement for such facilities expires in March, 1998 and the monthly rental is $13,780. The Company also leases, on an annual basis, office space in the Washington, D.C. area for $1,000 per month.



Item 3.  Legal Proceedings
---------------------------
Inapplicable.




Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Inapplicable.

PART II

Item 5.   Market for the Registrants' Common Equity and Related
          Shareholder Matters
--------------------------------------------------------------
The following table sets forth the range of high and low closing bid prices of the Common Stock for the periods indicated as determined by the National Quotation Bureau, Inc. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in the Company's Common Stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

                                               Bid
                                          High      Low
1996
  First Quarter                           $1.50   $ .3125
  Second Quarter                           1.00     .50
  Third Quarter                            2.75     .625
  Fourth Quarter                           3.375   1.875

1995
  First Quarter                           $ .15   $ .05
  Second Quarter                            .5625   .07
  Third Quarter                             .875    .25
  Fourth Quarter                            .875    .25

1994
  First Quarter                           $ .10   $ .0625
  Second Quarter                            .12     .05
  Third Quarter                             .15     .08
  Fourth Quarter                            .1875   .10



The Company has never paid cash dividends on its Common Stock.
Any payment of cash dividends in the future will depend upon the Company's earnings (if any), financial condition, and capital requirements.

In addition, the Company has executed certain loan agreements which prohibit the payment of a dividend on the Common Stock as long as such agreements are in place. (see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - 1992-1993 Financing" and "1996 Financing" below).

As of February 28, 1997, the Company had 508 holders of record of its Common Stock.

Item 6.  Selected Financial Data (1)
------------------------------------

                                         YEARS ENDED DECEMBER 31,
                          1996       1995       1994         1993        1992
                      --------------------------------------------------------
INCOME STATEMENT
 Total Revenue        $  859,100  $3,379,897  $4,445,468  $2,909,202  $2,899,810
 Net Income(Loss)     (1,447,641)   (647,673)    151,635     447,140     116,636
 Income (Loss) per
  common share-Primary      (.18)       (.10)        .01         .08         .02
  Fully Diluted             (.18)       (.10)        .01         .08         .02
 Weighted average
  number of common
  shares outstanding-
   Primary             8,382,383   7,285,441   8,415,576   5,407,994   5,368,671
 Weighted average
  number of common
  shares outstanding-
   Fulled Diluted     16,436,134  12,880,930   8,415,576   5,407,994   5,368,671

BALANCE SHEET
 Current Assets        1,204,944     283,309   1,405,554     518,289     647,639
 Current Liabilities   1,330,601     604,527   1,118,537     304,246   1,026,009
 Total Assets          1,497,294     546,995   1,641,001     806,006     912,492
 Long-Term Liabilities 1,080,052     423,319     368,142     500,323     580,976
 Total liabilities     2,410,653   1,027,846   1,486,679     804,569   1,606,985
 Shareholders' Equity
  (Deficiency)          (913,359)  (480,851)    154,322        1,437    (688,843)


(1) The above data should be read in conjunction with the financial statements of the Company included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------
Results of Operations, General: The Company since 1990 has derived a significantly greater percentage of its revenue from government R & D contracts. Once a contract is signed, the government can not reduce the contract price. The government may, however upon notice and for cause, terminate a contract at any time. The government remains liable for all costs the Company incurred in performing the contract through the date of termination. All proprietary knowledge gained, even if the contract is terminated, is retained by the Company and can be used for future R & D contracts or production contracts. The Company believes that as the application of the Company's R & D, technology to commercial applications continues to broaden, the effect of a termination, completion, or non-renewal of a specific R & D contract on the Company's financial or operational condition lessens.

The Company includes inflation and changing price provisions in its contracts and the Company intends to continue to seek such provisions in future contracts.


1996 vs. 1995:
--------------
Total revenues in 1996 were approximately $859,000 compared to $3,380,000 in 1995, a decrease of 74.5%.

In 1996, revenues from research and development contracts was approximately $702,000 or 81.7% of total revenues as compared to $1,990,000 or 58.9% of total revenues in 1995. Revenues from equipment sales in 1996 were approximately $157,000 or 18.3% of total revenues compared to $1,390,000 or 41.1% of total revenues in 1995. The decrease in revenues in both categories in 1996 was due to delays in U.S. Navy funding for development and equipment contracts.

Total cost of sales in 1996 was approximately $826,000 or 96.1% of total revenues as compared to $2,876,000 or 85.1% of total revenues in 1995. Contract R & D cost of sales in 1996 was approximately $713,000 or 101.6% of Contract R & D revenues compared to $1,796,000 or 90.2% in 1995. In both 1996 and 1995 the high cost of sales percentages for Contract R & D sales are due to a contract on which revenues exactly matched the costs. Except for such contract, the cost of sales percentages for Contract R & D sales would be 83.1% and 88.8% for 1996 and 1995, respectively.

General and Administrative expenses were approximately $896,000 in 1996 compared to $860,000 in 1995. Interest expense in 1996 amounted to approximately $126,000 in 1996 versus $57,000 in 1995. This increase is due to the higher level of debt during 1996 and corresponding interest payments (see "1996 Financing).

In 1996, the Company incurred $457,000, or 53% of total revenues, for research and development expenditures on commercial application of its FM technology compared to $238,000 or 7% of total revenues in 1995.

The Company recorded a net loss for 1996 of approximately $1,448,000 compared to a net loss for 1995 of approximately $648,000. The greater loss in 1996 is due to the significantly lower level of revenues in 1996 and to higher spending on research and development than in 1995.


1995 vs 1994:
-------------
Total revenues in 1995 were approximately $3,380,000 compared to $4,445,000 in 1994, a decrease of 24.0%.

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


Liquidity and Capital Resources
-------------------------------
Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

In 1996, the Company had negative cash flow from operations of approximately $1,089,000 compared to negative cash flow from operations of $55,000 in 1995 and positive cash flow of $214,000 in 1994. There was negative working capital of $125,658 at December 31, 1996, negative working capital of $321,000 in 1995 and working capital of $287,000 at December 31, 1994.

A substantial portion of the Company's costs and expenses is represented by labor and related benefits. Such costs are recovered against R & D contracts with the government. They are paid by the Company monthly prior to the submission of invoices
to the Federal government.   Historically, any delays have not
been significant and have not had a detrimental effect on the Company's operations. The Company believes that this will continue to be the case. In 1996, the Company increased its number of employees from 19 to 24.

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

1996 Financing
--------------
In a series of events from February through May 1996, the Company raised an aggregate of $641,500 in debt financing pursuant to the issuance of secured promissory notes.

The promissory notes are for a term of approximately eighteen months and include an interest rate of 12% on the unpaid balance. The notes are convertible into Common Stock at a rate of one Common Share for each dollar of debt. The first interest payment is due on June 15, 1996 and quarterly thereafter. The principal payments have been deferred until March 31, June 15, and September 15, 1998. The notes are secured by the assets of the Corporation. As additional consideration, warrants for the purchase of common stock were granted (the number of shares were based on the amount of the promissory note and equal to five shares to each dollar). The warrant price is $.01 per share.

The following officers and directors participated in the 1996 financing: Wayne E. Meyer, Thomas J. Meaney, Frederick A. Tecce,
Deborah A. Montagna and Patricia A. Bird.


Strategic Alliance with Safeguard Scientifics (Delaware) Inc.
------------------------------------------------------------
On November 18, 1996, the Company consummated a Common Stock and Warrant Agreement (the "Purchase Agreement") with Safeguard Scientifics (Delaware), Inc., a Delaware corporation ("SSI"), pursuant to which SSI purchased for an aggregate consideration of $1,000,000: (i) 1,912,000 shares (the "Shares") of common stock of the Company, $0.01 par value ("Common Stock"); (ii) a warrant (the "First Warrant") to purchase 2,388,000 shares of Common Stock at an exercise price of $0.65 per share; and (iii) a warrant (the "Second Warrant") to purchase 3,071,000 shares of Common Stock at an exercise price of $0.78 per share. The First Warrant and the Second Warrant are referred to hereinafter collectively as the "Warrants." The exercise prices of the Warrants are subject to adjustment pursuant to customary anti-dilution provisions.

In connection with the sale of the Shares and the Warrants, the Company granted to SSI certain piggyback and demand registration rights with respect to the Shares and the Common Stock underlying the Warrants. In addition, the Company granted to SSI a right of first refusal pursuant to which, subject to certain conditions, in the event the Company issues, sells or exchanges any securities, it must first offer such securities to SSI and such offer must remain open and irrevocable for 30 days. Such right of first refusal may only be waived in writing and terminates at such time as SSI owns less than ten percent (10%) of the Shares.

Pursuant to the Purchase Agreement, as long as SSI owns one percent (1%) or more of the Company's outstanding equity securities, on a fully-diluted basis, the Company is obligated to, among other things: (i) maintain key man life insurance on certain key employees of the Company; (ii) permit SSI to inspect the operations and business of the Company; and (iii) fix and maintain the number of Directors on the Board of Directors at eight (8) members. In addition, the Purchase Agreement also provides that as long as SSI owns such one percent (1%), the Company is subject to certain negative covenants, including, among other things, restrictions on: (i) transactions with affiliates of the Company; (ii) certain indebtedness; and (iii) amendments to the Company's Certificate of Incorporation and Bylaws.

In connection with the transaction, the Company entered into a voting agreement pursuant to which each of Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce and John B. Torkelsen, each a director of the Company (collectively, the "Management Shareholders"), agreed to vote an aggregate of approximately 6,659,214 votes for the election of two designees of SSI to the Board of Directors of the Company.

Also in connection with the transaction, certain of the Company's
AM and FM technology was transferred to a newly-formed company, Data Design & Development Corporation, a Delaware corporation
("3D"), pursuant to a Contribution Agreement. Each of the Company, SSI and certain debtholders of the Company (including each of the Management Shareholders) owns one-third of the issued and outstanding capital stock of 3D. Pursuant to a License
Agreement, 3D granted to the Company an exclusive, royalty-free perpetual right and license in and to the development and marketing of FM technology in the United States, Canada and Mexico. Pursuant to a Technology License Agreement, 3D granted to Mobile Broadcasting Corporation ("MBC"), a Delaware corporation, a royalty-free, exclusive, perpetual right and license in and to the marketing of the AM technology in the United States, Canada and Mexico. SSI owns 75% of the issued and outstanding capital stock of MBC and the Company owns 25% of such capital stock.

Finally, the Company entered into a Consulting Services Agreement with MBC pursuant to which the Company will provide consulting services to MBC in consideration for a fee of $200,000 for the development of the AM technology.

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

Pursuant to such loan documents, among other things, the Company is prohibited from paying dividends on its Common Stock. The Company has granted to the Investors a security interest in all of the assets of the Company and the Investors have the right to designate 2/7ths of the Board of Directors of the Company, which right has not been exercised. Each of the investors is a director of the Company.

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of Common Stock and Preferred Stock issued by the Company. In return for a reduction in debt of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Preferred Stock which provides for an annual cumulative dividend of $.10 per share. The Investor Notes were modified to provide for principal payment in sixteen quarterly payments beginning January 1, 1994 and ending on October 1, 1997. Interest on the unpaid principal balance is due in quarterly payments beginning March 31, 1994 and the Company is current with such payments. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of December 31, 1996 the Company was in arrears on six quarterly principal payments. The Investors have authorized deferral of principal payments until March 31, June 15 and September 15, 1998.


Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------
The financial statements required to be filed pursuant to this
Item 8 are appended to this report on Form 10-K. A list of the financial statement schedules filed herewith is found at "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K".

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure
----------------------------------------------------------
Not Applicable

PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------
For information concerning this item, see the information under "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed with respect to the Annual meeting of Shareholders to be held on June 17, 1997, which information is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------
For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on June 17, 1997, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------
For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on June 17, 1997, which information is incorporated herein by reference.


Item 13.  Certain Relationship and Related Transactions
-------------------------------------------------------
For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual meeting of Shareholders to be held on June 17, 1997, which information is incorporated herein by reference.
PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
-----------------------------------------------------------------
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

     3.1  Certificate of Incorporation [Exhibit 2(i)]
     3.2  By-laws [Exhibit 2(ii)]
     3.3 Form of Certificate of Amendment to Certificate of Incorporation [Exhibit 2(iii)]
     3.4 Form of Certificate of Amendment of Incorporation with respect to increase of authorized shares [Exhibit 2iv)]
     4.1 Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12, 1988]
     4.2 Revised form of Series C Preferred Stock Purchase Warrant issued to Bishop Capital, L.P. as assigned to the Investors.
     4.3 Form of Series C Preferred Stock Purchase Warrant issued to Unicorn Ventures, Ltd., Renaissance Holdings PLC and Gartmore Information and Financial Trust PLC. [Exhibit 4.5 to Form 10-K for 1988 filed May 15, 1989]
     4.4 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors. [Exhibit 4.10 to Form 10-K for 1990 filed April 12, 1991]
     4.5 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors [Exhibit 4.11 to Form 10-K for 1990 filed April 12, 1991]
     4.6 Assignment and Sale Agreement dated October 27, 1992 by and among Renaissance Holdings PLC, acting by its Receivers, the Company, and each of the Investors and, as to Section 1.1 thereof only, the Chartfield Group, acting by its Receivers [Exhibit 4.1 to Form 8-K filed October 27, 1992]
     4.7 Loan Modification and Intercreditor Agreement dated October 27, 1992 by and among the Company and the Investors [Exhibit 4.2 to Form 8-K filed October 27, 1992]
     4.8 Certificate of Designations of Serial Preferred Stock [Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994]
    10.1 Loan Agreement dated April 26, 1988 between the Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2 Security Agreement dated April 26, 1988 between the Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.2 to Form 8-K filed September 12, 1988]
    10.3 Amendment to Loan Agreement and Promissory Note dated as of January 27, 1989 between Bishop Capital, L.P. as assigned to the Investors and the Company. [Exhibit
          10.4 to Form 10-K for 1988 filed May 15, 1989]
    10.4 Investment Agreement dated as of June 30, 1988 between Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.6 to Form 8-K filed September 12, 1988]
    10.5 Security Agreement dated June 30, 1988 from the Company to Unicorn Ventures, Ltd. and Unicorn Ventures II, L.P. as assigned to the Investors [Exhibit 10.9 to Form 8-K filed September 12, 1988]

    10.6 Registration Agreement dated as of June 30, 1988 between Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7 Consent and Amendment Agreement dated March 31,1989 as assigned to the Investors. [Exhibit 10.10 to Form 10-K for 1988 filed May 15, 1989]
    10.8 1988 Restricted Stock Award Plan. [Exhibit 10.20 to Form 10-K for 1988 filed May 15, 1989]
    10.9 Form of Restricted Stock Agreement. [Exhibit 10.21 to Form 10-K for 1988 filed May 15, 1989]
    10.10 Lease agreement with RUJIM, Inc. [Exhibit 10.25 to Form 10-K for 1988 filed May 15, 1989]
    10.11 Incentive Stock Option [Exhibit 10(c)(iii) to Form 10-K for the year ended December 13, 1981]
    10.12 Amended and Restated Stock Option Plan (1988)[Exhibit
          10.27 to Form 10-K for 1989 filed April 3, 1990]
    10.13 Security Agreement dated April 19, 1990 from Mikros to Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.35 to Form 10-K for 1990 filed April 12, 1991]
    10.14 Security Agreement dated April 19, 1990 from Mikros to Renaissance Holdings PLC as assigned to the Investors. [Exhibit 10.36 to Form 10-K for 1990 filed April 12, 1991]
    10.15 Consent and Amendment Agreement dated as of April 19, 1990 as assigned to the Investors. [Exhibit 10.37 to Form 10-K for 1990 filed April 12, 1991]
    10.16 Note Modification and Stock Purchase Agreement dated December 31, 1993. [Exhibit 10.47 to Form 10-K for
          1993 filed March 30, 1994]
    10.17 Promissory Notes dated December 31, 1993 in the amount of $100,000 to each of the Investors. [Exhibit 10.17 to Form 10-K for 1994 filed March 29, 1995]
    10.18 Authorizations for deferral of principal payments by each of the Investors [Exhibit 10.18 to Form 10-K for 1995 filed May 16, 1996]
    10.19 Common Stock and Warrant Purchase Agreement dated November 15, 1996 by and between Mikros Systems Corporation and Safeguard Scientifics (Delaware), Inc. [Exhibit 10.1 to Form 8-K filed November 18, 1996]
    10.20 License Agreement dated November 15, 1996 by and between Mikros Systems Corporation and Data Design and Development Corporation. [Exhibit 10.2 to Form 8-K filed November 18, 1996]
    10.21 Technology License Agreement dated November 15, 1996 by and among Data Design and Development Corporation, Mikros Systems Corporation and Mobile Broadcasting Corporation. [Exhibit 10.3 to Form 8-K filed November 18, 1996]
    10.22 Authorization for Deferral of principal payment by each of the investors together with Schedule of Deferrals.
    10.23 Form of Promissory Note together with Schedule of
          Investors.
    10.24 Form of 1996 Warrant with Schedule of Warrants.
    11.0  Computation of earnings per share

(b) On November 18, 1996 the Company filed a Current Report on Form 8-K reporting the Company's strategic alliance with Safeguard Scientifics (Delaware), Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Alliance with Safeguard Scientifics (Delaware), Inc."

(c)  See (a)3 above

(d)  Financial Statement Schedules

The following financial statements are incorporated herein:

Independent Auditors' Report

Balance Sheets at December 31, 1995 and 1996

Statements of Operations for the years ended December 31, 1994, 1995 and 1996

Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 1994, 1995 and 1996

Statements of Cash Flows for the years ended December 31, 1994,
1995 and 1996

Notes to Financial Statements

                         SIGNATURE PAGE
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.
                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated:  February 28, 1997
                              By: /s/ Thomas J. Meaney
                                 --------------------------------
                                 Thomas J. Meaney, Vice Chairman
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signatures                                   Date

 /s/ Thomas J. Meaney                        February 28, 1997
------------------------------
Thomas J. Meaney, Vice Chairman,
 Chief Executive Officer and Director

/s/ Joseph R. Burns                         February 28, 1997
------------------------------
Joseph R. Burns, Senior Vice President
 and Director

/s/ William V. Goodwin                      February 28, 1997
------------------------------
William V. Goodwin, Director

/s/ F. Joseph Loeper                        February 28, 1997
------------------------------
F. Joseph Loeper, Director

/s/ Thomas C. Lynch                         February 28, 1997
------------------------------
Thomas C. Lynch, Director

/s/ Wayne E. Meyer                          February 28, 1997
------------------------------
Wayne E. Meyer, Chairman and Director

 /s/ Frederick C. Tecce                      February 28, 1997
------------------------------
Frederick C. Tecce, Director

/s/ John B. Torkelsen                       February 28, 1997
------------------------------
John B. Torkelsen, Director

 /s/ Joseph R. Benek                         February 28, 1997
------------------------------
Joseph R. Benek, Vice President, Treasurer,
 and Assistant Secretary

                         EXHIBIT 10.22

AUTHORIZATION FOR DEFERRAL OF PRINCIPAL PAYMENT BY EACH INVESTOR
INCLUDING SCHEDULE OF INVESTOR


October 29, 1996


Investor

Reference is hereby made to that certain Promissory Note dated
{date of investor's note} (the "Note") made by Mikros Systems
Corporation ("Mikros") in the principal amount of {amount of Note} payable to you.

By executing the counterpart hereto, you hereby consent to the deferral of all principal due as of and after the date hereof under the Note until the following dates at which time Mikros shall repay one-third of the principal on each of such dates:
March 31, 1998, June 15, 1998 and September 15, 1998.

At any time until the Note is fully repaid, you shall have the right, upon written notice to Mikros, to convert any or all of the principal outstanding under the Note into shares of restricted Common Stock of Mikros at a conversion rate of $1.00 of principal for each share. You acknowledge and agree that such shares of Common Stock are restricted shares and may be publicly traded only under certain circumstances.

The Note is amended to the extent set forth herein. The Note, as amended and set forth herein, is in full force and effect.


Very truly yours,

/s/  Thomas J. Meaney
---------------------------
Thomas J. Meaney, President


ACKNOWLEDGED AND AGREED ON THIS {date signed by investor}, 1996

/s/ Investor Signature
----------------------
Investor

                              RELEASE

The undersigned, for good and valuable consideration, the receipt of which is hereby acknowledged, hereby releases the security interest granted to the undersigned by Mikros Systems Corporation ("Mikros" in the following collateral:

     inventions, improvements, enhancements, modifications, discoveries, claims, formulae, processes, proprietary procedures, apparatuses, source code, object code, mask works, technical information, patents, copyrights, trademarks, trade secrets, technologies and know-how, whether or not covered by claims of proprietary rights, owned or controlled by Mikros on the date hereof in connection with transmission in the AM broadcast band (AM = 550KHz to 1750KHz) and FM Broadcast Band (FM = 880MHz to 108MHz).


The collateral securing the promissory note or notes made payable by Mikros dated {Date of Note} payable to the undersigned in the principal amount of {Amount of Note}, is amended to the extent set forth herein with immediate effect.

The undersigned represents and warrants that he has not filed, nor has he assigned to any third person, any complaints, charges or claims for relief against any of the Released Parties with any local, state or federal court or administrative agency. The undersigned further agrees and covenants not to sue or to bring, or assign to any third person, any claims or charges against any of the Released Parties with respect to any matter arising before the date of this Release or covered by the release set forth above, and not to assert against any of the Released parties in any action, suite litigation or proceeding any matter arising before the date of this Release or covered by the release set forth above.

The undersigned represents that he has been provided the opportunity to review and consider this Release, that he fully understands the meaning and intent of this Release and the he has had an opportunity to discuss and review the terms of this Release fully with his attorney.

The undersigned has the legal right to execute and deliver this Release and to perform all of his obligations hereunder. This Release constitute a valid and legally binding obligation of the undersigned, enforceable against the undersigned in accordance with its terms.

IN WITNESS WHEREOF, the undersigned has duly executed this Release as of the {Date Signed by Investor}, 1996.



/s/ Investor
---------------------
Investor

                        EXHIBIT 10.22a

          SCHEDULE OF DEFERRALS OF PRINCIPAL PAYMENTS

                                               DATE OF
NAME                                           DEFERRAL
-------------------------------------------------------

Meaney, Thomas J.                              11-04-96
Meaney, Thomas J.                              11-04-96
Meyer, Wayne E.                                11-04-96
Meyer, Wayne E.                                11-04-96
MLPFS fbo Tecce, Frederick C., IRA             11-04-96
Tecce, Frederick C.                            11-04-96
Sullivan, Glory L.                             11-11-96
Goodwin, Evelyn L.                             10-30-96
Asher, Robert                                  11-01-96
Holland, Michael J.                            10-31-96
Bird, Patricia A.                              11-05-96
Dyson, Timothy F.                              10-29-96
Montagna, Deborah A.                           10-30-96
Meyer, Wayne E.                                11-04-96
Mignatti, Ted J. Jr.                           11-08-96
Mignatti, Ted J. III                           11-08-96
Robins, Charles                                11-11-96
MLPFS fbo Flanigan, James B., IRA              11-05-96
Cohen, Alfred L.                               11-01-96
Hansen, Richard A.                             11-05-96
DL&JSC Custodian fbo Campbell, Frank J. III    11-04-96
Trans European Trading c/o William Fretz       11-01-96
DiMarino, Kroop Gastrointestinal Assoc.
 Money Purchase Pension Plan                   11-02-96
DL&JSC Custodian fbo Brown, William P.         11-01-96
MLPFS fbo Pirquet, Herbert (Bret) P., IRA      10-31-96
Meyer, William F., Meyer Associates            10-31-96
Compass Management Partners                    11-04-96
Compass Technology Partners                    11-04-96
Tecce, Frederick A.                            11-04-96
Tecce, John F.                                 11-07-96
Tecce, Marc A.                                 11-06-96
Tecce, Susan J.                                11-06-96
Tecce-Johnson, Pamela                          11-12-96
Tecce, James C.                                11-07-96
Torkelsen, John B.                             11-05-96
Burns, Joseph R.                               11-04-96

                        EXHIBIT 10.23


                      PROMISSORY NOTE


THIS NOTE HAS BEEN ISSUED PURSUANT TO AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF FEDERAL AND STATE SECURITIES LAWS AND MAY NOT BE SOLD OR TRANSFERRED WITHOUT COMPLIANCE WITH SUCH REQUIREMENTS OR A WRITTEN OPINION OF COUNSEL ACCEPTABLE TO THE OBLIGOR THAT SUCH TRANSFER WILL NOT RESULT IN ANY VIOLATION OF SUCH LAWS OR AFFECT THE LEGALITY OF ITS ISSUANCE.



                       SECURED PROMISSORY NOTE


{Amount of Note}                                   {Date of Note}


FOR VALUE RECEIVED, the undersigned, MIKROS SYSTEMS CORPORATION, a Delaware corporation (the "Obligor"), hereby promises to pay to the order of {Name of Investor} (the "Holder"), the principal amount of {Amount of Note} Dollars ($XX,XXX.XX) payable as follows: the Obligor will make equal principal payments of {One Third of Principal} on the 15th day of each of March 1997, June 1997 and September 1997. The Obligor also promises to pay to the Holder interest on the principal amount hereof at a rate per annum equal to twelve percent (12%), which interest shall be payable as set forth below and at such time as the principal is due hereunder. Interest shall be calculated on the basis of a year of 365 days and for the number of days actually elapsed.
The payments of principal and interest hereunder shall be made in coin or currency of the United States of America which at the time of payment shall be legal tender therein for the payment of public and private debts.

This Note shall be subject to the following additional terms and conditions:

1.  Interest Payments.
----------------------
Interest hereunder shall be payable at such time as the principal is due hereunder and on the fifteenth day of each September, December and March, commencing September 15, 1996. If all or a portion of the principal or interest outstanding hereunder shall not be paid when due (whether after demand, stated maturity, acceleration or otherwise), such amount, to the extent permitted by applicable law, shall bear interest at a rate of 2% per annum in excess of the rate hereinbefore provided, but in no event in excess of the maximum rate of interest permitted under applicable law.

2.  Prepayment.
---------------
The Obligor shall have the right at any time to prepay the principal hereof in whole or in part, without premium or penalty, upon giving at least three days' prior written notice of such prepayment to the Holder, provided that interest on the principal hereof to be so prepaid, accrued to the date of such prepayment, shall be paid concurrently therewith. In case this Note is to be prepaid in part only, the notice of prepayment shall specify the principal amount hereof to be prepaid.


3.  No Waiver.
--------------
No failure or delay by the Holder in exercising any right, power or privilege under this Note shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law. No course of dealing between the Obligor and the Holder shall operate as a waiver of any rights by the Holder.


4.  Waiver of Presentment and Notice of Dishonor.
-------------------------------------------------
The Obligor and all endorsers, guarantors and other parties that may be liable under this Note hereby waive presentment, notice of dishonor, protest and all other demands and notices in connection with the delivery, acceptance, performance or enforcement of this Note.


5.  Place of Payment; Business Day.
-----------------------------------
All payments of principal of this Note and interest thereon shall be made at the office of the Holder at {Address of Investor}, or at such other place as the Holder may from time to time designate in writing. If any payment or action to be made or taken hereunder shall be stated to be or become due on a day which is not a business day, such payment or action shall be made or taken on the next following business day and such extension of time shall be included in computing interest or fees, if any, in connection with such payment or action.


6.  Events of Default.
----------------------
The entire unpaid principal amount of this Note, together with all accrued interest hereon, shall, at the option of the Holder exercised by written notice to the Obligor, forthwith become and be due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, if any one or more of the following events (herein called "Events of

Default") shall have occurred (for any reason whatsoever and whether such happening shall be voluntary or involuntary or come about or be effected by operation of law or pursuant to or in compliance with any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body) and be continuing at the time of such notice, that is to say:

a) if default shall be made in the due and punctual payment of the principal of and/or the interest on this Note when and as the same shall become due and payable, whether at maturity, by acceleration or otherwise, and such default shall have continued for a period of five days;

b) if default shall be made in the performance or observance of any of the covenants, agreements or conditions of the Obligor contained in this Note as such may be amended from time to time, and such default shall have continued for a period of ten days after written notice to the Obligor from the Holder;

c)  if the Obligor shall:

    i) admit in writing its inability to pay its debts generally as they become due;

    ii) file a petition in bankruptcy or a petition to take advantage of any insolvency act;

    iii)  make an assignment for the benefit of creditors;

    iv) consent to the appointment of a receiver of the whole or any substantial part of its property;

    v) on a petition in bankruptcy filed against it, be adjudicated a bankrupt; or

    vi) file a petition or answer seeking reorganization or arrangement under the Federal bankruptcy laws or any other applicable law or statute of the United States of America or any State, district or territory thereof;


d) if a court of competent jurisdiction shall enter an order, judgment, or decree appointing, without the consent of the Obligor, a receiver of the whole or any substantial part of its property, and such order, judgment or decree shall not be vacated or set aside or stayed within 120 days from the date of entry thereof;

e) if, under the provisions of any other law for the relief or aid of debtors, any court of competent jurisdiction shall assume custody or control of the whole or any substantial part of his property and such custody or control shall not be terminated or stayed within 90 days from the date of assumption of such custody or control; or

f) if default shall be made in the performance or observance of any of the covenants, agreements or conditions of the Obligor contained in the Security Agreement dated the date hereof (the "Security Agreement") between the Holder and other lenders to the Obligor, and the Obligor.


7.  Remedies.
-------------
In case of any Events of Default hereunder, the Holder may proceed to protect and enforce its rights either by suit in equity and/or by action at law, whether for the specific performance of any covenant or agreement contained in this Note or in aid of the exercise of any power granted in this Note, or the Holder may proceed to enforce the payment of all sums due upon this Note or to enforce any other legal or equitable right of the Holder.


8.  Security Agreement.
-----------------------
The obligations of the Holder hereunder are secured pursuant to the terms of the Security Agreement. This Note and the Security Agreement are subject to the terms and conditions of that certain Intercreditor Agreement dated the date hereof among the Holder, the other Current Lenders and the Prior Lenders (as such terms are defined in such Intercreditor Agreement).


9.  Binding Effect.
-------------------
This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and each of their respective successors and assigns.


10.  Severability.
------------------
In the event that one or more of the provisions of this Note shall for any reason be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Note, but this Note shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.


11.  Governing Law.
-------------------
This Note and the rights and obligations of the Obligor and the Holder shall be governed by and construed in accordance with the laws of the State of New Jersey applicable to agreements made and to be performed entirely within such jurisdiction.

12.  Modifications.
-------------------
No modification, amendment, change or supplement shall be effective unless in writing and signed by the party against which it is sought to be enforced.


IN WITNESS WHEREOF, the undersigned has duly executed this Note on the date first above written.


MIKROS SYSTEMS CORPORATION

By:  /s/ Thomas J. Meaney
---------------------------
Thomas J. Meaney, President
 and Chief Executive Officer

                         EXHIBIT 10.23a

                SCHEDULE OF PROMISSORY NOTES

                                                    AMOUNT OF
                                           NOTE       EQUAL
INVESTOR                       AMOUNT      DATE     PAYMENTS
--------------------------------------------------------------

Meaney, Thomas J.             $35,000.00  02-15-96  $11,666,67
Meyer, Wayne E.                35,000.00  02-22-96   11,666.67
MLPFS fbo Tecce,
 Frederick C., IRA             35,000.00  03-22-96   11,666.67
Sullivan, Glory L.             35,000.00  02-25-96   11,666.67
Goodwin, Evelyn L.             35,000.00  03-25-96   11,666.67
Asher, Robert                  18,000.00  03-26-96    6,000.00
Holland, Michael J.            35,000.00  03-27-96   11,666.67
Bird, Patricia A.               8,750.00  04-01-96    2,916.67
Dyson, Timothy F.               8,750.00  04-01-96    2,916.67
Montagna, Deborah A.            8,750.00  04-02-96    2,916.67
Meyer, Wayne E.                 8,750.00  04-08-96    2,916.67
Mignatti, Ted J. Jr.           25,000.00  04-12-96    8,333.34
Mignatti, Ted J. III           10,000.00  04-12-96    3,333.34
Robins, Charles                10,000.00  04-12-96    3,333.34
MLPFS fbo Flanigan,
 James B., IRA                 35,000.00  04-22-96   11,666.67
Cohen, Alfred L.               35,000.00  04-22-96   11,666.67
Hansen, Richard A.             35,000.00  04-25-96   11,666.67
DL&JSC Custodian fbo
 Campbell, Frank J. III        35,000.00  04-29-96   11,666.67
Trans European Trading
 c/o William Fretz             10,000.00  04-30-96    3,333.34
DiMarino, Kroop Gastro-
 intestinal Assoc. Money
 Purchase Pension Plan         35,000.00  05-06-96   11,666.67
DL&JSC Custodian fbo
 Brown, William P.              5,000.00  05-03-96    1,666.67
MLPFS fbo Pirquet, Herbert
 (Bret) P., IRA                20,000.00  05-08-96    6,666.67
Meyer, William F., Meyer
 Associates                    17,500.00  05-24-96    5,833.34
Compass Management Partners    10,000.00  05-29-96    3,333.34
Compass Technology Partners    60,000.00  05-29-96   20,000.00
Tecce, Frederick A.             6,000.00  05-29-96    2,000.00
Tecce, John F.                  6,000.00  05-29-96    2,000.00
Tecce, Marc A.                  6,000.00  05-29-96    2,000.00
Tecce, Susan J.                 6,000.00  05-29-96    2,000.00
Tecce-Johnson, Pamela           6,000.00  05-29-96    2,000.00
Tecce, James C.                 6,000.00  05-29-96    2,000.00

                           EXHIBIT 10.24

                     Form of 1996 Warrant



Void after {Date of Individuals Promissory Note}, 2001


                    MIKROS SYSTEMS CORPORATION

                  COMMON STOCK PURCHASE WARRANT


     MIKROS SYSTEMS CORPORATION (the "Company"), a Delaware corporation, hereby certifies that {Investor} assigns, is entitled, subject to the terms set forth below, to purchase from the Company at any time on or from time to time after the Commencement Date, as defined below, and before 5:00 P.M., New York City time, on {Date of Individual's Promissory Note}, 2001, 175,000 fully paid and non-assessable shares of Common Stock of the Company, at the price per share (the "Purchase Price") of {Price of Warrant}. The number of such shares of Common Stock and the Purchase Price are subject to adjustment as provided herein.

1.  Definitions
---------------
As used herein the following terms, unless the context otherwise requires, have the following respective meanings:

a) The term "Commencement Date" shall mean the date of issuance of this Warrant.

b) The term "Common Stock" includes all stock of any class or classes (however designated) of the Company, authorized upon the Original Issue Date or thereafter, the holders of which shall have the right, without limitation as to amount, either to all or to a share of the balance of current dividends and liquidating dividends, after the payment of dividends and distributions on any shares entitled to preference, and the holders of which shall ordinarily, in the absence of contingencies, be entitled to vote for the election of a majority of directors of the Company (even though the right so to vote has been suspended by the happening of such a contingency).

c) The term "Company" includes any corporation which shall succeed to or assume the obligations of the Company hereunder.

d) The "Original Issue Date" is {Date of Warrant}, the date as of which the Warrant is first issued.

e) The term "Other Securities" refers to any stock (other than Common Stock) and other securities of the Company or any other person (corporate or otherwise) which the holders of the Warrant at any time shall be entitled to receive, or shall have received, upon the exercise of the Warrant, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 6 or otherwise.

f) The term "Purchase Price per share" shall be the then applicable exercise price for one share of Common Stock.

g) The term "Market Value" of any security means the average of the closing prices of such security's sales on all securities exchanges on which such security may at the time be listed, or, if there has been no sale on any such exchange on any day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if on any day such security is not so listed, the average of the representative bid and asked prices quoted in the NASDAQ System as of 4:00 P.M., New York time, or, if on any day such security is not quoted in the NASDAQ System, the average of the high and low bid and asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization, in each such case averaged over a period of 21 days consisting of the day as of which "Market Value" is being determined and the 20 consecutive business days prior to such day. If at any time such security is not listed on any securities exchange or quoted in the NASDAQ System or the over-the-counter market, the "Market Value" will be the fair value thereof determined in good faith by the Corporation. If the holder hereof objects to the Company's determination, such fair value will be determined by appraisers jointly selected by the Corporation and the holder hereof.

h) The term "Securities Act" means the Securities Act of 1933 as The same shall be in effect at the time.

2.  Exercise, Sale, Assignment, Transfer, Surrender or Exchange
---------------------------------------------------------------
2.1 Exercise, Sale, Assignment, Transfer, Surrender, or Exchange without Registration.
-----------------------------------------------------------------
If, at the time of any exercise, sale, assignment, transfer, surrender or exchange of this Warrant or of Common Stock (or Other Securities) previously issued upon the exercise of this Warrant, the Warrant or Common Stock (or Other Securities) shall not be registered under the Securities Act, such exercise, sale, assignment, transfer, surrender or exchange may be effected only in compliance with all applicable federal and state securities laws, and the Company may require, as a condition of allowing such exercise, sale, assignment, transfer, surrender or exchange, that the holder or transferee of the Warrant or Common Stock (or Other Securities), as the case may be, furnish to the Company a satisfactory opinion of counsel to the effect that such exercise, sale, assignment, transfer, surrender or exchange may be made without registration under the Securities Act and any applicable state securities laws.

2.2  Representation of Holder.
------------------------------
The holder of this Warrant represents to the Company that it is acquiring this Warrant for investment and not with a view to the distribution thereof.


3.  Exercise of Warrant; Partial Exercise.
------------------------------------------
3.1  Exercise in Full.
----------------------
Subject to the provisions hereof, this Warrant may be exercised in full by the holder hereof by surrender of this Warrant, with the form of subscription at the end hereof duly executed by such holder, to the Company at its principal offices in Princeton, New Jersey, accompanied by payment, in cash or by certified or official bank check payable to the order of the Company, in the amount obtained by multiplying the number of shares of Common Stock called for on the face of this Warrant by the Purchase Price.

3.2  Partial Exercise.
----------------------
Subject to the provisions hereof, this Warrant may be exercised in part by surrender of this Warrant in the manner and at the place provided in subsection 3.1 except that the amount payable by the holder upon any partial exercise shall be the amount obtained by multiplying (a) the number of shares of Common Stock designated by the holder in the subscription at the end hereof by
(b) the Purchase Price. Upon any such partial exercise, the Company at its expense will forthwith issue and deliver to or upon the order of the holder hereof a new Warrant or Warrants of like tenor, in the name of the holder hereof, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock equal to the number of shares called for on the face of this Warrant minus the number of such shares designated by the holder in the subscription at the end hereof.

3.3  Company to Reaffirm Obligations.
-------------------------------------
The Company will, at the time of any exercise of this Warrant, upon the request of the holder thereof, acknowledge in writing its continuing obligation to afford to such holder any rights to which such holder shall continue to be entitled after such exercise in accordance with the provisions of this Warrant, provided that if the holder of this Warrant shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford such holder any such rights.


4.  Delivery of Stock Certificates, etc. on Exercise.
-----------------------------------------------------
As soon as practicable after the exercise of this Warrant in full or in part the Company at its expense (including the payment by it of any applicable issue taxes) will cause to be issued in the name of and delivered to the holder hereof, a certificate or certificates for the number of fully paid and non-assessable shares of Common Stock (or Other Securities) to which such holder shall be entitled upon such exercise, plus, in lieu of any fractional shares to which such holder would otherwise be entitled, cash equal to such fraction multiplied by the then current Market Value of one full share, together with any other stock or other securities and property (including cash, where applicable) to which such holder is entitled upon such exercise pursuant to section 6 or otherwise.


5.  Adjustments.
----------------
5.1  Adjustment for Stock Splits and Reverse Splits.
----------------------------------------------------
In case at any time the Company shall divide or subdivide its outstanding shares of Common Stock (or Other Securities) into a greater number of shares, the Purchase Price in effect immediately prior to such subdivision shall be proportionately reduced and the number of shares of Common Stock (or Other Securities) purchasable pursuant to this Warrant immediately prior to such subdivision shall be proportionately increased, and conversely, in case at any time the Company shall combine its outstanding shares of Common Stock (or Other Securities) into a smaller number of shares, the Purchase Price in effect immediately prior to such combination shall be proportionately increased and the number of shares of Common Stock (or Other Securities) purchasable upon the exercise of this Warrant immediately prior to such combination shall be proportionately reduced. Except as provided in this subsection 5.1, no adjustment in the Purchase Price and no change in the number of shares of Common Stock (or Other Securities) so purchasable shall be made pursuant to this Section 5 as a result of or by reason of any such subdivision or combination.


5.2  Sale of Shares Below Purchase Price.
-----------------------------------------
a) If at any time after the Commencement Date, the Company shall issue or sell shares of Common Stock (or in accordance with paragraph 5.2(b) shall be deemed to have issued or sold shares of Common Stock), other than upon a subdivision or combination of shares of Common Stock, for a consideration per share that is less than the then existing Purchase Price for such shares of Common Stock as provided in this Warrant, then and in each case, the Purchase price shall be reduced, as of the opening of business on the date of such issue or sale, to equal the price per share of said transaction regardless of the number of shares involved. If an adjustment of the Purchase Price occurs, the number of shares issuable upon exercise of this Warrant shall be increased to that number of shares determined by multiplying the Purchase Price in effect immediately prior to such adjustment by the number of shares of Common Stock acquirable upon exercise of this Warrant immediately prior to such adjustment and dividing the product thereof by the Purchase Price resulting from such adjustment.

b)  For the purpose of making any adjustment in the Purchase
Price or number of shares of Common Stock purchasable on the exercise of this Warrant as provided above, the following shall be applicable:

i) Issuance of Rights or Options. If the Company in any manner grants any right or option to subscribe for or to purchase Common Stock or any stock or other securities convertible into or exchangeable for Common Stock (such rights or options being herein called "Options" and such convertible or exchangeable stock or securities being herein called "Convertible Securities") and the lowest price per share for which any one share of Common Stock is issuable upon the exercise of any such Option or upon conversion or exchange of any such Convertible Security is less than the Purchase price in effect immediately prior to the time of the granting of such Option, then such share of Common Stock will be deemed to have been issued and sold by the Company for such price per share. For purposes of this paragraph, the "lowest price per share for which any one share of Common Stock is issuable" will be equal to the sum of the lowest amounts of consideration (if any) received or receivable by the Company with respect to any one share of Common Stock upon the granting of the Option, upon exercise of the Option and upon conversion or exchange of the Convertible Security. No further adjustment of the Purchase Price will be made upon the actual issue of such Common Stock or of such Convertible Security upon the exercise of such Options or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Security.


ii) Issuance of Convertible Securities. If the Company in any manner issues or sells any Convertible Securities and the lowest price per share for which any one share of Common Stock is issuable upon conversion or exchange thereof is less than the Purchase Price in effect immediately prior to the time of such issue or sale, then such share or shares of Common Stock will be deemed to have been issued and sold by the Company for such price per share. For the purposes of this paragraph, the "lowest price per share for which any one share of Common Stock is issuable" will be equal to the sum of the lowest amounts of consideration (if any) received or receivable by the Company with respect to any one share of Common Stock upon the issuance of the Convertible Security and upon the conversion or exchange or such Convertible Security. No further adjustment of the Purchase Price will be made upon the actual issue of such Common Stock upon conversion or exchange of any Convertible Security, and if any such issue or sale of such Convertible Security is made upon exercise of any Options for which adjustments of the Purchase Price had been or are to be made pursuant to other provisions of this paragraph 5.2(b), no further adjustment of the Purchase Price will be made by reasons of such issue or sale.

iii) Change in Option Price or Conversion Rate. If the purchase price provided for in any Options, the additional consideration, if any, payable upon the issue, conversion or exchange of any Convertible Securities, or the rate at which any Convertible

Securities are convertible into or exchangeable for Common Stock changes at any time, the Purchase Price in effect at the time of such change will be readjusted to the Purchase Price which would have been in effect at such time had such Options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or changed conversion rate, as the case may be, at the time initially granted, issued or sold; provided that if such adjustment would result in an increase of the Purchase Price then in effect, such adjustment will not be effective until 30 days after written notice thereof has been given by the Company to the holder of this Warrant.

iv) Treatment of Expired Options and Unexercised Convertible Securities. Upon the expiration of any Option or the termination of any right to convert or exchange any Convertible Securities without the exercise of such Option or right, the Purchase Price then in effect will be adjusted to the Purchase Price which would have been in effect at the time of such expiration or termination had such Option or Convertible Securities, to the extent outstanding immediately prior to such expiration or termination, never been issued.

v) Calculation of Consideration Received. If any Common Stock, Options or Convertible Securities are issued or sold or deemed to have been issued or sold for cash, the consideration received therefor will be deemed to be the net amount received by the Company therefor. In case any Common Stock, Options or Convertible Securities are issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company will be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Company will be the Market Value thereof as of the date of receipt. In case any Common Stock, Options or Convertible Securities are issued in connection with any merger in which the Company is the surviving corporation, the amount of consideration therefore will be deemed to be the fair value of such portion of the net assets and business of the non-surviving corporation as is attributable to such Common Stock, Options or Convertible Securities, as the case may be. The fair value of any consideration other than cash or securities will be determined in good faith by the Company. If the holder hereof objects to the Company's determination, such fair value will be determined by an appraiser selected jointly by the Company and holder hereof. All expenses of such appraisal shall be shared equally between the parties unless one party's (and not the other party's) estimate of the fair value of such consideration differs from the fair value determined by the appraiser by more than 25%, in which event such overreaching party shall bear the full cost of the expenses of such appraisal.

vi) Integrated Transactions. In case any Option is issued in connection with the issue or sale of other securities of the Company, together comprising one integrated transaction in which no specific consideration is allocated to such Options by the parties thereto, the Options will be deemed to have been issued without consideration.

vii) Treasury Shares. The number of shares of Common Stock outstanding at any given time does not include shares owned or held by or for the account of the Company or any Subsidiary, and the disposition of any shares so owned or held will be considered an issue or sale of Common Stock.

viii) Record Date. If the Company takes a record of the holders of Common Stock for the purpose of entitling them (A) to receive a dividend or other distribution payable in Common Stock, Options or in Convertible Securities or (B) to subscribe for or purchase Common Stock, Options or Convertible Securities, then such record date will be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.


6.  Reorganization, Reclassification, Consolidation, Merger or
    Sale.
--------------------------------------------------------------
Any capital reorganization, reclassification, consolidation, merger or sale of all or substantially all of the Company's assets to another Person that is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock is referred to herein
as "Organic Change."   Prior to the consummation of any Organic
Change, the Company will make appropriate provision (in form and substance satisfactory to the holder hereof) to insure that the holder of this Warrant will thereafter have the right to acquire and receive in lieu of or addition to the shares of Common Stock immediately theretofore acquirable and receivable upon the exercise of such holder's Warrant, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for the number of shares of Common Stock immediately theretofore acquirable and receivable upon exercise of such holder's Warrant had such Organic Change not taken place. In any such case, the Company will make appropriate provision (in form and substance satisfactory to the holder hereof with respect to such holder's rights and interests to insure that the provisions of Sections 5, 6, 7, 8, 9, and 10 hereof will thereafter be applicable to the Warrants (including, in the case of any such consolidation, merger on sales in which the successor corporation or purchasing corporation is other than the Company, an immediate adjustment of the Purchase Price to the value of the Common Stock reflected by the terms of such consolidation, merger or sale, and a corresponding immediate adjustment in the number of shares of Common Stock acquirable and receivable upon exercise of the Warrants, if the value so reflected is less than the Purchase Price in effect immediately prior to such consolidation, merger or sale). The Company will not effect any such consolidation, merger or sale, unless prior to the consummation thereof, the successor corporation (if other than the Company) resulting from consolidation or merger or the corporation purchasing such assets assumes by written instrument (in form and substance satisfactory to the holder hereof) the obligation to deliver to each such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to acquire.


7.  Certain Events.
-------------------
If any event occurs of the type contemplated by the provisions of Sections 5, 6, 9, or 10 but not expressly provided for by such provisions, the Company's board of directors will make an appropriate adjustment in the Purchase Price and the number of shares of Common Stock obtainable upon exercise of this Warrant so as to protect the rights of the holders of the Warrants; provided that no such adjustment will increase the Purchase Price or decrease the number of shares of Common Stock obtainable as otherwise determined pursuant to this Warrant.


8.  Notice.
-----------
i) Immediately upon any adjustment of the Purchase Price, the Company will give written notice thereof to the holder hereof.

ii) The Company will give written notice to the holder hereof at least 20 days prior to the date on which the Company closes its books or takes a record (A) with respect to any dividend or distribution upon the Common Stock, (B) with respect to any pro rata subscription offer to holders of Common Stock or (C) for determining rights to vote with respect to any Organic Change, dissolution or liquidation.

iii) The Company will also give written notice to the holder hereof at least 20 days prior to the date on which any Organic
Change, dissolution or liquidation will take place.


9.  Liquidating Dividends.
--------------------------
If the Company declares or pays a dividend upon the Common Stock payable otherwise than in cash out of earnings or earned surplus (determined in accordance with generally accepted accounting principles, consistently applied) except for a stock dividend payable in shares of Common Stock (a "Liquidating Dividend"), the Company will pay to the holder of this Warrant at the time of payment thereof the Liquidating Dividend which would have been paid to such holder on the Common Stock had this Warrant been fully exercised immediately prior to the date on which a record is taken for such Liquidating Dividend, or, if no record it taken, the date as of which the record holders of Common Stock entitled to such dividends are to be determined.


10.   Purchase Rights.
----------------------
If at any time the Company grants, issues or sells any Options, Convertible Securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock (the "Purchase Rights"), then the holder of this Warrant will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights that such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete exercise of this Warrant immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.


11.  Further Assurances.
------------------------
The Company will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares of stock upon the exercise of any Warrant from time to time outstanding.


12.  Accountants' Certificate as to Adjustments.
------------------------------------------------
In each case of any adjustment or readjustment in the shares of Common Stock (or Other Securities) issuable upon the exercise of the Warrant, the Company at its expense will promptly cause the Company's regularly retained auditor to compute such adjustment or readjustment in accordance with the terms of the Warrant and prepare a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based, and the number of shares of Common Stock outstanding or deemed to be outstanding. The Company will forthwith mail a copy of the such certificate to each holder of this Warrant.


13.  Reservation of Stock, etc., Issuable on Exercise of Warrant.
-----------------------------------------------------------------
The Company will at all times reserve and keep available, solely for issuance and delivery upon the exercise of this Warrant, all shares of Common Stock (or other Securities) from time to time issuable upon the exercise of this Warrant.


14.  Exchange of the Warrant.
-----------------------------
Subject to the provisions of section 2 hereof, upon surrender or exchange of this Warrant, properly endorsed, to the Company, the Company at its own expense will issue and deliver to or upon the order of the holder thereof a new Warrant or Warrants of like tenor, in the name of such holder, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock called for on the face or faces of the Warrant or Warrants so surrendered.

15.  Replacement of Warrant.
----------------------------
Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of such Warrant, the Company at its expense will execute and deliver, in lieu thereof, a new Warrant of like tenor.


16.  Warrant Agent.
-------------------
The Company may, by written notice to the holder of this Warrant, appoint an agent for the purposes of issuing Common Stock (or Other Securities) upon the exercise of this Warrant pursuant to section 3, exchanging this Warrant pursuant to section 14, and replacing this Warrant pursuant to section 15, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made by such agent.

17.  Remedies.
--------------
The Company stipulates that the remedies at law of the holder of this Warrant in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Warrant are not and will not be adequate, and that such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof otherwise.

18.  Notices.
-------------
All notices and other communications from the Company to the holder or this Warrant shall be mailed by first class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company in writing by such holder, or, until an address is so furnished, to and at the address of the last holder of this Warrant who has so furnished an address to the Company.

19.  Miscellaneous.
-------------------
This Warrant and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Warrant is being delivered in the State of New Jersey and shall be construed and enforced in accordance with and governed by the laws of such State. The headings in this Warrant are for reference only, and shall not limit or otherwise affect any of the terms hereof. For the purposes of this Warrant terms appearing in the singular include the plural and terms appearing in the masculine gender include the feminine gender.

Dated: {Date of Warrant}, 1996


                              MIKROS SYSTEMS CORPORATION


                              By: /s/ Thomas J. Meaney
                              --------------------------
                              Thomas J. Meaney, President


[ Corporate Seal ]



Attest:

/s/ Patricia A. Bird, Secretary
-------------------------------

                            EXHIBIT 10.24a

                    SCHEDULE OF WARRANTS OUTSTANDING

                                                   WARRANTS                                      AMOUNT
                                        WARRANT     COMMON    WARRANT   EXERCISED   EXERCISED  OUTSTANDING
WARRANT HOLDER                            DATE      STOCK      PRICE      DATE       AMOUNT     12-31-96
---------------------------------------------------------------------------------------------------------
Meaney, Thomas J.                       02-15-96   175,000     $0.01                            175,000
Meyer, Wayne E.                         02-22-96   175,000     $0.01                            175,000
MLPFS fbo Tecce, Frederick C., IRA      03-22-96   175,000     $0.01                            175,000
Sullivan, Glory L.                      02-25-96   175,000     $0.01                            175,000
Goodwin, Evelyn L.                      03-25-96   175,000     $0.01    07-15-96     175,000
Asher, Robert                           03-26-96    90,000     $0.01    06-01-96      90,000
Holland, Michael J.                     03-27-96   175,000     $0.01    11-08-96     175,000
Bird, Patricia A.                       04-01-96    43,750     $0.01    04-02-96      43,750
Dyson, Timothy F.                       04-01-96    43,750     $0.01    04-02-96      43,750
Montagna, Deborah A.                    04-02-96    43,750     $0.01                             43,750
Meyer, Wayne E.                         04-08-96    43,750     $0.01                             43,750
Mignatti, Ted J. Jr.                    04-12-96   125,000     $0.01    05-28-96     125,000
Mignatti, Ted J. III                    04-12-96    50,000     $0.01    05-28-96      50,000
Robins, Charles                         04-12-96    50,000     $0.01    07-01-96      50,000
MLPFS fbo Flanigan, James B., IRA       04-22-96   175,000     $0.01                            175,000
Cohen, Alfred L.                        04-22-96   175,000     $0.01    05-01-96     175,000
Hansen, Richard A.                      04-25-96   175,000     $0.01    07-01-96     175,000
DL&JSC Custodian fbo Campbell,
 Frank J. III                           04-29-96   175,000     $0.01    10-03-96     175,000
Trans European Trading c/o
 William Fretz                          04-30-96    50,000     $0.01    07-30-96      50,000
DiMarino, Kroop Gastrointestinal
 Assoc. Money Purchase Pension Plan     05-06-96   175,000     $0.01    07-03-96     175,000
DL&JSC Custodian fbo Brown, William P.  05-03-96    25,000     $0.01    07-30-96      25,000
MLPFS fbo Pirquet, Herbert
(Bret) P., IRA                          05-08-96   100,000     $0.01    08-08-96     100,000
Meyer, William F., Meyer Associates     05-24-96    87,500     $0.01                             87,500
Compass Management Partners             05-29-96    50,000     $0.01    12-12-96      50,000
Compass Technology Partners             05-29-96   300,000     $0.01    12-12-96     300,000
Tecce, Frederick A.                     05-29-96    30,000     $0.01    11-13-96      30,000
Tecce, John F.                          05-29-96    30,000     $0.01    11-26-96      30,000
Tecce, Marc A.                          05-29-96    30,000     $0.01    11-06-96      30,000
Tecce, Susan J.                         05-29-96    30,000     $0.01    11-18-96      30,000
Tecce-Johnson, Pamela                   05-29-96    30,000     $0.01    11-18-96      30,000
Tecce, James C.                         05-29-96    30,000     $0.01    11-08-96      30,000
Burns, Joseph R.                        01-01-96   100,000     $0.10                            100,000
Meaney, Thomas J.                       01-01-96   100,000     $0.10                            100,000
Tecce, Frederick C.                     01-01-96   100,000     $0.10                            100,000
Meyer, Wayne E.                         01-01-96   100,000     $0.10                            100,000
Pennsylvania Merchant Group             01-15-96   125,000     $0.001   10-11-96     125,000


                               EXHIBIT 11.0
                  COMPUTATION OF EARNINGS PER SHARE

                                                                        Year Ended December 31,
                                                                  1996           1995           1994
                                                               ---------      ---------       --------
Primary
  (Loss) Income                                              ($1,447,641)   ($  647,673)   $   151,635
    Deduct dividends on Series D Preferred Shares                 69,000         69,000         69,000
                                                              ----------     ----------    -----------
    (Loss) Income attributable to Common Shares              ( 1,516,641)   (   716,763)        82,635
Shares
    Weighted average number of common shares outstanding       8,382,383      7,285,441      7,135,441
    Common Stock Equivalents:
     shares issuable from assumed exercise of options
      and warrants*                                            3,664,587      1,195,500        275,135
     shares issuable from assumed exercise of Preferred
      Stock*                                                   3,435,164      1,005,000      1,005,000
                                                              ----------     ----------     ----------
   Total weighted average of Common Stock and Common
    Stock equivalents                                         15,482,134      9,485,941      8,415,576
                                                              ==========     ==========     ==========

Shares used in calculating Primary Earnings Per Share          8,382,383      7,285,441      8,415,576

Primary (Loss) earnings per Common Share                          ($0.18)        ($0.10)         $0.01
                                                              ==========     ==========     ==========
Assuming full dilution
  Earnings                                                   ($1,447,641)   ($  647,673)    $  151,635
    Deduct Dividends on Preferred Shares                          69,000         69,000         69,000
    Add foregone interest expense upon assumed conversion
     of Convertible Notes                                         15,091              -              -
                                                              ----------     ----------     ----------
    Net (Loss) Income Attributable to Common Shares          ($1,501,550)   ($  716,673)   $    82,635
                                                              ==========     ==========    ===========
  Shares
    Total Common Stock and Common Stock equivalents
     from above                                               15,482,134      9,485,941      8,415,576
    Add shares issuable upon assumed conversion of
     convertible notes                                           954,000              -              -
    Add shares issuable upon assumed conversion of
     Series B Preferred Shares                                         -      3,394,989              -
                                                              ----------     ----------     ----------
    Total weighted average of Common and Common Stock
     equivalents as adjusted                                  16,436,134     12,880,930      8,415,576
                                                              ==========     ==========     ==========
Fully Diluted (Loss) Earnings per Common Share**                  ($0.09)        ($0.05)         $0.01


* These Common Stock Equivalents are anti-dilutive and are therefore excluded from the calculation of Primary Earnings per Share in 1996 and 1995.

** Fully diluted (Loss) Earnings per Common Share is anti-dilutive and not presented in the statements of income.

                           DRUKER, RAHL & FEIN
                          Business Consultants
                      Certified Public Accountants
                       200 Canal Pointe Boulevard
                       Princeton, NJ  08540-5998
                             (609) 243-9700
                           FAX (609) 243-9799


                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of

Mikros Systems Corporation
Princeton, New Jersey


We have audited the balance sheets of Mikros Systems Corporation (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation, as of December 31, 1996 and 1995, and the results of its operations, shareholders' equity (deficiency) and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Druker, Rahl & Fein
Princeton, New Jersey

February 13, 1997

                    MIKROS SYSTEMS CORPORATION
                          BALANCE SHEETS

                                             DECEMBER 31,
         ASSETS                           1996          1995
------------------------------       ------------  ------------

CURRENT ASSETS
  Cash                                $  395,120   $   77,276

  Accounts Receivable
     Government                          441,826        65,186
     Trade                               198,298        52,967

  Inventories                            153,192        76,321

  Other Current Assets                    16,508        11,559
                                     ------------  ------------

TOTAL CURRENT ASSETS                   1,204,944       283,309
                                     ------------  ------------

FIXED ASSETS
  Equipment                              679,060       574,397

  Furniture and Fixtures                  59,207        59,207

  Leasehold Improvements                   3,408         3,408
                                     ------------  ------------
                                         741,675       637,012
  Less:  Accumulated Depreciation
         and Amortization               (535,547)     (465,955)
                                     ------------  ------------

FIXED ASSETS, NET                        206,128       171,057
                                     ------------  ------------

UNBILLED RECEIVABLES                      52,612        58,681

PATENT COSTS, NET                         15,785        16,962

OTHER ASSETS                              17,825        16,986
                                     ------------  ------------
TOTAL OTHER ASSETS                        86,222        92,629
                                     ------------  ------------

TOTAL ASSETS                          $1,497,294    $  546,995
                                     ============  ============

                See Notes to Financial Statements

                           MIKROS SYSTEMS CORPORATION
                           BALANCE SHEETS (continued)
         LIABILITIES AND                                  DECEMBER 31,
 SHAREHOLDERS' EQUITY (DEFICIENCY)                      1996        1995
----------------------------------                  -----------  ------------
CURRENT LIABILITIES
  Accounts Payable                                  $  507,249    $  268,933
  Notes Payable
     Bank                                                9,271       134,271
     Related Parties                                    20,000        30,000
     Other                                              18,302             -
  Obligations under Capital Leases                      29,492         6,403
  Accrued Payroll and Payroll Taxes                     50,922        14,308
  Accrued Interest                                       3,866        11,442
  Accrued Vacations                                     55,285        49,188
  Accrued Expenses                                     128,743        89,982
  Unliquidated Progress Payments and
   Other Customer Advances                             507,471             -
                                                   ------------  ------------
TOTAL CURRENT LIABILITIES                            1,330,601       604,527
                                                   ------------  ------------
NOTES PAYABLE
     Bank                                               10,017        18,542
     Related Parties                                   527,500       312,500
     Other                                             446,500             -
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT             15,585        11,827
                                                   ------------  ------------
TOTAL LIABILITIES                                    2,330,203       947,396
                                                   ------------  ------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
 par value $.01 per share, authorized 150,000
 shares, issued and outstanding 5,000 shares
 in 1996 and 1995                                       80,450        80,450
                                                   ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
   authorized 25,000,000 shares, issued and
   outstanding 11,846,952 shares in 1996 and
   7,352,108 in 1995                                   118,470        73,521
  Preferred Stock, convertible, par value $.01
   per share, authorized 2,000,000 shares, issued
   and outstanding 1,005,000 shares in 1996 and 1995    10,050        10,050
  Preferred Stock, Series B convertible, par value
   $.01 per share, authorized 1,200,000 shares, issued
   and outstanding 1,131,663 shares in 1996 and 1995    11,316        11,316
  Preferred Stock, Series D, par value $.01 per share
   690,000 shares authorized, issued and outstanding
   in 1996 and 1995                                      6,900         6,900
  Capital in excess of par                          10,218,548     9,248,364
  Accumulated deficit                              (11,278,643)   (9,831,002)
                                                   ------------  ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)               (913,359)     (480,851)
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIENCY)                                $1,497,294    $  546,995
                                                   ============  ============
                See Notes to Financial Statements

                        MIKROS SYSTEMS CORPORATION
              STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                               Common             Preferred        Preferred
                                Stock               Stock            Stock B
                                $.01                $.01               $.01
                              Par Value           Par Value          Par Value
                             ----------------------------------------------------------
                               Number      Par     Number     Par     Number     Par
                              of shares   Value   of shares  Value   of shares  Value
Balance-December 31, 1993     7,132,108  $71,321  1,005,000 $10,050  1,131,663  $11,316
Year ended December 31, 1994:
Issuance of Common Stock         20,000      200
Net Income
                              ---------  -------  --------- -------  ---------  -------
Balance December 31, 1994     7,152,108   71,521  1,005,000  10,050  1,131,663   11,316
Year ended December 31, 1995:
Issuance of Common Stock        200,000    2,000
Net Loss
                              ---------  -------  --------- -------  ---------  -------
Balance-December 31, 1995     7,352,108   73,521  1,005,000  10,050  1,131,663   11,316
Year Ended December 31, 1996:
Issuance of Common Stock      2,582,844   25,829
Sale of Common Stock          1,912,000   19,120
Net Loss
                              ---------  -------  --------- -------  ---------  -------
Balance-December 31, 1996    11,846,952 $118,470  1,005,000 $10,050  1,131,663  $11,316
                              =========  =======  ========= =======  =========  =======
                              Preferred
                               Stock D            Capital in
                                $.01               excess of  Accumulated
                              Par Value            Par Value    Deficit
                            ------------------------------------------------
                               Number      Par
                              of shares   Value

Balance-December 31, 1993      690,000    $6,900   $9,236,814   ($9,334,964)
Year ended December 31, 1994:
Issuance of Common Stock                                1,050
Net Income                                                          151,635
                              ---------  -------    ---------   ------------
Balance December 31, 1994      690,000     6,900    9,237,864    (9,183,329)
Year ended December 31, 1995:
Issuance of Common Stock                               10,500
Net Loss                                                           (647,673)
                              ---------  -------    ---------   ------------
Balance-December 31, 1995      690,000     6,900    9,248,364    (9,831,002)
Year Ended December 31, 1996:
Issuance of Common Stock                               29,304
Sale of Common Stock                                  940,880
Net Loss                                                         (1,447,641)
                              ---------  -------   -----------   ------------
Balance-December 31, 1996      690,000    $6,900   $10,218,548 ($11,278,643)
                              =========  =======   ===========  ============

                        See Notes to Financial Statements

                     MIKROS SYSTEMS CORPORATION
                      STATEMENTS OF OPERATIONS


                                       For the Year Ended December 31,
                                        1996         1995         1994
                                    ------------  ----------   ----------
Revenues:
 Equipment Sales                     $  157,364   $1,390,085   $1,397,000
 Contract Research and Development
  (including $30,409 to
    Related Parties in 1996)            701,736    1,989,812    3,048,468
                                    ------------  -----------  -----------
Total Revenues                          859,100    3,379,897    4,445,468
                                    ------------  -----------  -----------
Cost of Sales:
  Equipment Sales                       113,992    1,079,873    1,041,195
  Contract Research and Development     712,836    1,796,168    2,341,474
                                    ------------  -----------  -----------
Total Cost of Sales                     826,828    2,876,041    3,382,669
                                    ------------  -----------  -----------
Gross Margin                             32,272      503,856    1,062,799
                                    ------------  -----------  -----------
Expenses:
  Research and Development              456,991      238,120            -
  General and Administrative            895,900      855,925      850,091
  Interest                              126,572       57,334       60,973
                                    ------------  -----------  -----------
Total Expenses                        1,479,463    1,151,379      911,064
                                    ------------  -----------  -----------
(Loss) Income before Provision
 for Income Taxes                    (1,447,191)    (647,523)     151,735
Provision for Income Taxes                  450          150          100
                                    ------------  -----------  -----------
Net (Loss) Income                   ($1,447,641)   ($647,673)    $151,635
                                    ============  ===========  ===========

Earnings per share:
 Primary:
 Net (Loss) Income                       ($0.18)      ($0.10)       $0.01
                                     ===========  ===========   ==========




                             See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS

                                                        For the Year Ended December 31,
                                                     1996          1995          1994
                                                  ----------   -----------    -----------
Cash Flow From Operating Activities:
  Net (Loss) Income                              ($1,447,641)   ($647,673)     $ 151,635
Adjustments to reconcile Net (Loss) Income
to Cash Provided (Used) by Operations:
  Depreciation and Amortization                       72,730       68,961         68,590
  Provision for Inventory Obsolescence                     -       15,000              -
Net Changes in Operating Assets and Liabilities
 (Increase) Decrease in:
   Accounts Receivable                              (521,971)   1,001,818       (836,766)
   Unbilled Receivables                                6,069      (26,593)        92,108
   Inventories                                      (977,748)      47,825        (83,128)
   Other Current Assets                               (4,949)      16,285         (5,028)
   Other Assets                                         (840)      (5,692)           412
 Increase (Decrease) in:
   Accounts Payable                                  302,373      (85,706)       319,137
   Accrued Payroll and Payroll Taxes                  36,614      (40,077)        40,091
   Unliquidated Progress Billings and
    Other Customer Advances                        1,408,348            -              -
   Other Liabilities and Interest                     37,282     (398,962)       466,775
                                                  -----------    ---------     ----------
 Net Cash Provided (Used) by Operations           (1,089,733)     (54,814)       213,826
                                                  -----------    ---------     ----------
Cash Flows From Investing Activities:
  Fixed Asset Purchases                              (56,052)     (47,107)       (93,735)
                                                  -----------   ----------     ----------
Net Cash Used by Investing Activities:               (56,052)     (47,107)       (93,735)
                                                  -----------   ----------     ----------
Cash Flows from Financing Activities:
  Proceeds from Loans                                651,500       30,000         21,600
  Proceeds from Sale of Common Stock                 960,000            -              -
  Proceeds from Exercise of Options and Warrants      27,877       12,500          1,250
  Net Payments/Borrowings - Line of Credit          (125,000)     180,603              -
  Repayment of Debt and Capital Leases               (50,748)    (162,499)      (145,590)
                                                  -----------   ----------     ----------
Net Cash Provided (Used) by Financing Activities   1,463,629       60,604       (122,740)
                                                  -----------   ----------     ----------
Net Increase (Decrease) in Cash                      317,844      (41,317)        (2,649)
Cash at Beginning of Year                             77,276      118,593        121,242
                                                  -----------   ----------     ----------
Cash at End of Year                               $  395,120     $ 77,276      $ 118,593
                                                  ===========   ==========     ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest          $  135,411     $ 41,231       $ 75,465
                                                  ===========   ==========     ==========
  Acquisition of Fixed Assets through
   Capital lease Obligations                      $   50,571     $ 17,808       $ 15,105
                                                  ===========   ==========     ==========
  Notes Issued in Settlement of Accounts
   Payable Obligations                            $   36,802            -              -
                                                  ===========   ==========     ==========
  Stock Issued in Settlement of Accounts
   Payable Obligations                            $   27,256            -              -
                                                  ===========   ==========     ==========

                           See Notes to Financial Statements

                        MIKROS SYSTEMS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

A.   COMPANY OVERVIEW
---------------------
1.   THE COMPANY
----------------
Mikros Systems Corporation (the "Company") was founded in 1978 as a spin-off of the General Electric Corporate Research and Development Center in upstate New York. In the early 1980's the Company focused on the development and application of proprietary microprocessor technology, in particular the Department of Defense's Military Standard "1750A" computer. Since 1986 the Company has specialized in technology insertion, applying advanced microprocessor and signal processing techniques to defense communications and control applications.

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

During 1995 and 1996 Mikros expanded its initiatives in commercial wireless communications to provide technology which optimize spectrum efficiency for wireless communications in current and emerging radio data broadcasting and personal communications services markets. As part of its strategy to apply elements of the technology which it has developed for the military to the commercial sector, Mikros has successfully secured its first customer for its leading edge FM data transmission technology. In March 1996, Data Broadcasting Corporation, the industry leader in wireless on-line stock market and sports data services, announced that it is adopting Mikros' FM technology for its next generation of products and services. Mikros is actively marketing this technology to other data broadcasting companies which use FM frequencies. In parallel, Mikros is furthering the development of its AM data transmission technology for which the marketplace has shown substantial interest and has secured a development contract from Mobile Broadcasting Corporation (MBC), a company owned 25% by Mikros. Mikros plans to extend the scope of its research to include all areas which transmit data over AM and FM frequencies, including PCS.

It is Mikros' intention to develop application specific integrated circuits (ASICs) for its wireless data transmission technology as soon as it is justified by the volume of customer orders.

The Company's U.S. Navy related business originates in the Baltimore/Washington area while commercial marketing is nationwide.



2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------
     1.   Basis of Presentation
     --------------------------
     The Company's financial statements have been prepared on a historical cost basis which assumes the Company's assets will be realized and its liabilities settled in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $1,447,641 for the year ended December 31, 1996, and as of December 31, 1996 had an accumulated deficit of $11,278,643. The Company expects to incur substantial expenditures to expand its commercial wireless communications business.

     Although these factors might indicate an uncertainty as to the Company's ability to continue as a going concern, the Company has taken action to mitigate these concerns as follows: it has formed a strategic alliance with Safeguard Scientifics (Delaware) Inc. (see Footnote B), it has secured long-term contracts with the U.S. Navy, and has entered into a Consulting Services Agreement with MBC (see Footnote B and
     I). These activities have resulted in a $3.8 million backlog at December 31, 1996.


     2.   Inventories
     ----------------
     Inventories, other than inventoried costs relating to long-term contracts and programs, are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs relating to long-term contracts and programs are stated at the actual production costs which includes materials and supplies, labor and allocated materials and labor overhead. General and administrative costs are charged to expense as incurred. Included in inventories is approximately $776,000 (see Note E) of material which have been paid for and are under protective title to the U.S.
     Navy. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to cost of sales. The costs attributed to units delivered under long-term contracts and programs are based upon the average cost of all units expected to be produced.

     3.   Fixed Assets
     -----------------
     Fixed Assets are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives which range from 3 to 7 years. Depreciation expense amounted to $71,552, $67,785 and $67,414 for 1996, 1995 and
     1994, respectively.


     4.   Accounts and Unbilled Receivables
     --------------------------------------
     Unbilled Receivables represent revenue recognized, which primarily because of retainage provisions on certain government contracts, are not billed until completion of the contracts or until year-end defense contract audits are performed.

     In the opinion of management, no provision for doubtful accounts is required in connection with receivables reflected in the accompanying balance sheets.


     5.   Earnings per Common Share
     ------------------------------
     Primary Earnings per common share is computed using the average number of common and dilutive common equivalent shares outstanding. For purposes of the fully diluted computations the number of common shares that would be issued from the exercise of stock options and warrants, and the conversion of convertible preferred shares has been reduced by the number of shares that could have been purchased from the proceeds at the market price of the company's stock on December 31, 1996, 1995 and 1994, because those prices were higher than the average market prices for those years. Total shares used in calculating primary earnings per share are 8,382,383, 7,285,441 and 8,415,576 in
     1996, 1995 and 1994, respectively. Fully diluted earnings per share is not presented because it would be anti-dilutive.


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

     Revenues on equipment sales are recognized as shipments are made.

     7.   Patents
     ------------
     Patent costs are amortized over a 17-year life.
     Amortization expense amounted to $1,178 for each of 1996, 1995, and 1994.


     8.   Warranty Costs
     -------------------
     The Company currently expects warranty costs to be minimal. However, if within a 90-day period from date of shipment the Company is notified of a component part that is defective due to material or workmanship, it will repair or replace the part, at its option.


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


     10.  Cash
     ---------
     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


     11.  Reclassifications
     ----------------------
     Certain prior year amounts have been reclassified to conform with the 1996 presentation.


     12.  Unliquidated Progress Payments and Other Customer
          Advances
     ------------------------------------------------------
     Unliquidated progress payments represent partial billings to customers of costs incurred on contracts for future deliveries. Other customer advances represent payments received from customers prior to cost being incurred on certain contracts.

B.   FINANCING TRANSACTIONS
---------------------------

1996 Financing
--------------
In a series of transactions from February through May 1996, the Company issued secured promissory notes and warrants to raise an aggregate of $641,500 (including $140,000 from officers and directors).

The promissory notes are for a term of approximately eighteen months, bear interest at 12% on the unpaid balance, and are secured by certain assets of the Company. In addition, the Company issued warrants to purchase five (5) shares of Common Stock at $0.01 per share for each dollar of debt. The value of the warrants was immaterial and no accounting recognition was given to their issuance.

In October 1996 all of the noteholders of the 1996 and the 1992-93 financings agreed to a deferral of principal payments in exchange for the right to convert outstanding debt to Common
Stock of the Company at a rate of one (1) share of stock for $1.00 of debt. The Company determined that the fair value of the conversion feature was immaterial. Accordingly, no accounting recognition has been given to this modification of terms.


Safeguard Scientifics (Delaware) Inc. (SSI)
------------------------------------------------------------
On November 15, 1996, the Company, all of its secured creditors from its 1996 and 1992-93 financings and SSI entered into an agreement. Under the agreement SSI paid $1,000,000 to the Company.

- SSI received: 1) 1,912,000 shares of Common Stock of the Company; 2) a warrant to purchase 2,388,000 shares of Common Stock at $0.65 per share; 3) a warrant to purchase 3,071,000 shares at $0.78 per share; 4) a 75% interest in an exclusive, royalty-free, perpetual license of the AM technology in the United States, Canada and Mexico (through SSI's ownership in MBC); and 5) a 33 1/3% interest in the FM and AM technology (through SSI's ownership in 3D). This transaction is more fully described below.

- Two (2) new companies were formed, Data Design and Development Corporation (3D) and Mobile Broadcasting Corporation (MBC). The Company received one-third of 3D in exchange for certain of its AM and FM technology. SSI received one-third of 3D in exchange for a commitment to invest up to $1,000,000 in MBC. The secured creditors received one-third of 3D and released their security interest in the technology transferred. The Company received 25% of MBC for $50. SSI received 75% of MBC for $200,000.

- 3D granted MBC an exclusive, royalty-free, perpetual license to the AM technology in the United States, Canada and Mexico. 3D granted the Company an exclusive, royalty-free, perpetual license to the FM technology in the United States, Canada and Mexico. 3D retained rights to the AM and FM technology in the rest of the world. The Company and MBC entered into a consulting arrangement under which the Company will be paid for the development of the AM technology. 3D will own the rights to such technology.

The Company is unable to assign fair values to these transactions. No amount of cash consideration was considered attributable to a sale of the AM or FM technology or to the license thereto. No gain was recognized on the transfer of the technology. The entire amount of the cash consideration received from SSI was recorded as a sale of Common Stock.

In connection with the sale of the Common Stock and the Warrants, the Company granted to SSI certain piggyback and demand registration rights with respect to the Common Stock and the Common Stock underlying the Warrants. In addition, the Company granted to SSI a right of first refusal pursuant to which, subject to certain conditions, in the event the Company issues, sells or exchanges any securities, it must first offer such securities to SSI and such offer must remain open and irrevocable for 30 days. Such right of first refusal may only be waived in writing and terminates at such time as SSI owns less than 10% of the Common Stock.

Pursuant to the Purchase Agreement, as long as SSI owns 1% or more of the Company's outstanding equity securities, on a fully-diluted basis, the Company is obligated to, among other things: (i) maintain key man life insurance on certain key employees of the Company, of which the Company is in the process of obtaining such insurance; (ii) permit SSI to inspect the operations and business of the Company; and (iii) fix and maintain the number of Directors on the Board of Directors at eight members. In addition, the Purchase Agreement also provides that as long as SSI owns such 1%, the Company is subject to certain negative covenants, including, among other things, restrictions on: (i) transactions with affiliates of the Company; (ii) certain indebtedness; and (iii) amendments to the Company's Certificate of Incorporation and Bylaws.

In connection with the transaction, the Company entered into a voting agreement pursuant to which each of Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce and John B. Torkelsen, each a director of the Company (collectively, the "Management Shareholders"), agreed to vote an aggregate of approximately 6,659,214 votes for the election of two designees of SSI to the Board of Directors of the Company.

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

Interest on the unpaid principal balance is due in quarterly installments beginning on March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of December 31, 1996, the Company was in arrears on six quarterly principal payments. In October 1996, the Investors authorized deferral of the remaining $312,500 of principal payments until 1998 (See Note D).

C.   DIVIDENDS
--------------
As of December 31, 1996 and December 31, 1995 there were dividends in arrears on shares of Series D Preferred Stock of $207,000 ($.10 per share) and $138,000, respectively.


D.   NOTES PAYABLE
------------------

                                         As of December 31,
                                      1996               1995
                                   ---------           ---------
Bank Equipment Loan 36 monthly
 payments; starting February 1996   $ 19,288            $152,813
Related Parties                      547,500             342,500
Others                               464,802                   -
                                   ---------           ---------
                                   1,031,590             495,313
                                   ---------           ---------
Less Current Maturities
  Banks                                9,271             134,271
  Related Parties                     20,000              30,000
  Others                              18,302                   -
                                   ---------           ---------
                                      47,573             164,271
                                   ---------           ---------
Notes Payable-Noncurrent          $  984,017          $  331,042
                                   =========           =========


Maturities of the Notes Payable are as follows:

                    1997         $   47,573
                    1998            984,017
                                   --------
                                 $1,031,590
                                   ========


Interest rates on the notes range from 1% over prime to 14% per annum. The prime rate at December 31, 1996 and 1995 was 8.25% and 8.5% respectively. In October 1996 noteholders aggregating $954,000 agreed to a deferral of principal payments to 1998 in exchange for the right to convert outstanding debt to Common Stock of the Company at a rate of one share of stock for $1.00 of debt. The Company determined that the fair value of the conversion feature was immaterial. Accordingly no accounting recognition has been given to this modification of terms.

E.   INVENTORIES
----------------
                                        December 31,
                                   1996            1995
                                -----------      ---------
     Raw materials              $   15,985       $  34,516
     Finished goods                 12,567          25,067
     Work-in-process             1,025,517          16,738
                                -----------      ---------
      Sub-Total                  1,054,069          76,321
                                -----------      ----------
     Unliquidated Progress
      Payments                    (900,877)              -
                                -----------      ----------
      TOTAL                     $  153,192       $  76,321
                                ===========      ==========


F.   REVENUES
-------------
Revenues from two federal government agencies amounted to 41% of total revenues in 1996, as compared to 76% in 1995 and 96% in 1994. Revenues from a commercial customer were 35% of total revenues in 1996, compared to 7% in 1995 and 0% in 1994.



G.   INCOME TAXES
-----------------
Income taxes are recorded in accordance with FASB Statement 109 on accounting for income taxes.

The provision for income taxes before extraordinary items for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                 1996         1995         1994
                              ---------    ---------    ---------
Income Taxes:
  Current tax expense-State    $   450     $    150     $    100
  Deferred tax expense                            -       45,047
  Deferred tax benefit
   Utilization of net
   operating loss                    -            -      (45,047)
                              ---------    ---------    ---------
    Total Provision for
     Income Taxes              $   450      $   150      $   100
                              =========    =========    =========

The deferred tax asset and deferred tax liability consist of the following:

Deferred tax asset:
  Net Operating Loss Carry
   Forward                  $2,966,608   $2,869,450   $2,892,570
  Valuation Allowance      ( 2,966,608) ( 2,869,450) ( 2,892,570)
                            ----------   ----------   ----------
Net deferred tax asset      $        -   $        -   $        -
                            ==========   ==========   ==========

Deferred tax liability      $        -   $        -   $        -
                            ==========   ==========   ==========

The valuation allowance was reduced by utilization of net operating loss of $166,507 in 1994.

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

Total available Net Operating Loss Carry Forwards are reflected in the following schedule:

          YEAR         AVAILABLE FOR         AVAILABLE FOR
           OF             FEDERAL                 STATE
       EXPIRATION       TAX PURPOSES          TAX PURPOSES

          1997           $1,040,000            $   81,000
          1998              587,000                     -
          1999              704,000                     -
          2000            1,143,000                     -
          2001            1,141,000                     -
          2002              923,000               513,000
          2003              606,000             1,403,000
          2004              147,000                     -
          2005               81,000                     -
          2010              602,000                     -
          2011            1,403,000                     -
                         ----------            ----------
                         $8,377,000            $1,997,000
                         ==========            ==========

H.   OBLIGATIONS UNDER CAPITAL LEASES
-------------------------------------
The Company is the lessee of equipment under capital leases expiring in 1998. The equipment is recorded on the books at the present value of the minimum lease payments; the capitalized value at December 31, 1996 and December 31, 1995 was $45,077 and $17,479, respectively. Accumulated amortization as of December 31, 1996 and 1995 was $27,015 and $15,800, respectively.
Amortization of assets held under capital leases is included in depreciation expense.

The following is a schedule of minimum lease payments due under capital leases as of December 31, 1996.

  Year Ending December 31,

        1997                                $36,968
        1998                                 17,093
                                            --------
  Total Net Minimum Lease Payments          $54,061

  Less Amounts Representing Interest at 13%   8,984
                                            --------
  Present Value of Net Minimum
   Lease Payments                           $45,077
                                            ========


I.   RELATED PARTY TRANSACTIONS
-------------------------------
The Company retained the services of a member of its board of directors to provide engineering and management consulting services to the Company. In 1996 the Company issued 30,750 shares of Common Stock and $2,619 of cash in payment for $17,994 for services rendered. In 1995 and 1994, the Company paid $9,000 and $15,000, respectively for such services.

In addition, from January 1993 through December 1994, such director cumulatively received $24,000 from the Company for office rent expenses.

The Company retained the services of another member of its board of directors to provide operations management and technical consulting services. In 1996 this director was issued 23,760 shares of Common Stock in payment of $11,880 for services rendered. In 1995 and 1994 this director received $8,400 and $13,600, respectively, for such services. As of December 31, 1996 and 1995, accounts payable owed to these two related parties amounted to $19,160 and $18,767, respectively.

In 1996 the Company had revenues of $30,409 from Mobile
Broadcasting Corporation, 25% of whose outstanding capital stock is owned by the Company.

Certain directors and officers participated in the "1996
Financing" (see Footnote B). As a result, the Company issued a total of $140,000 in promissory notes payable to those directors and officers.

In addition, in 1996 a director loaned $10,000 to the Company. The note bears interest at 14% per annum. Principal is to be repaid in four quarterly installments beginning September 30, 1997. In 1995, other directors owned loaned a total of $30,000 to the Company on identical terms.

J.   SERIES B CONVERTIBLE PREFERRED STOCK
-----------------------------------------
The Series B Preferred Stock, together with the Series C Preferred Stock, was issued in 1988 in order to satisfy notes payable and other trade accounts payable pursuant to a debt restructuring. Each share of Series B Preferred Stock is convertible into three shares of the Company's common stock at a price of $.33 per share of common stock to be received upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company's Shareholders. Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Series C Preferred Stock and before any payment is made upon the Company's Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.



K.   MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
----------------------------------------------------
The Series C Preferred Stock, together with the Series B Preferred Stock, was issued in 1988 in order to satisfy notes payable and other trade accounts payable pursuant to a debt restructuring. The Series C Preferred Stock is not convertible into any other class of the Company's stock and is subject to redemption at the Company's option at any time and redemption is mandatory if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company's assets. Upon any liquidation, dissolution or winding up of the Company, each holder of Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Series C Preferred Stock held by such holder, and the holders of Series C Preferred Stock will not be entitled to any further payment. The redemption price per share is $16.09.


L.   SERIES D PREFERRED STOCK
-----------------------------
The Series D Preferred Stock was issued in 1993 in order to partially satisfy notes payable and accrued interest thereon pursuant to a debt restructuring. The Series D Preferred Stock provides for an annual cumulative dividend of $.10 per share.
The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation's Convertible Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

M.   STOCK OPTIONS AND WARRANTS
-------------------------------
In 1992, the Company adopted the Incentive Stock Option Plan, replacing the previous plan. The stock option plan, as amended provides for ten-year options to purchase up to 2,000,000 shares of Common Stock at a price equal to the market price of the shares on date of grant, exercisable at the cumulative rate of 25% per annum.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies APB Opinion 25 and related interpretations in accounting for its various stock option plans. There was no compensation cost for the three years ended December 31, 1996. Had compensation cost been recognized consistent with the method prescribed by FASB 123, the Company's net (loss) income and (loss) earnings per share would have been changed to the pro forma amounts indicated below:

                                   1996            1995
                               -----------      -----------

Net Loss       As Reported     ($1,447,641)      ($647,673)
                                ==========        ========

               Proforma        ($1,485,794)      ($656,470)
                                ==========        ========
Primary earnings per share
               As Reported        ($0.18)          ($0.10)
                                   =====            =====

               Proforma           ($0.19)          ($0.10)
                                   =====            =====

The fair value of the Company's stock options used to compute proforma net (loss) income and (loss) earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:


     ASSUMPTION                 1996            1995
                              --------        --------
     Dividend yield                0%              0%
     Risk free interest rate    6.48%           5.98%
     Expected life             5 years         5 years
     Expected volatility         235%            289%


The per share weighted-average value of stock options issued by the Company during 1996 and 1995 was $0.1873 and $0.4963 on the date of grant using the Black-Scholes option pricing model. Accordingly, the stock option values presented herein are not necessarily indicative of amounts that could be realized in a current market exchange.

Proforma net (loss) income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net (loss) income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

Option activity under the Company's Plan is summarized below:

                                                     Weighted              Weighted              Weighted
                                                     Average               Average               Average
                                                     Exercise              Exercise              Exercise
Common Stock Options:                        1996      Price        1995     Price        1994     Price
                                            -------  --------     -------  --------     -------  --------
Options outstanding beginning of year      1,087,500  $0.1101     997,500   $0.0605     842,500   $0.0471
Granted                                      485,000   0.50       417,500    0.1875     175,000    0.1250
Exercised                                   (162,500)  0.0375    (200,000)   0.0625     (20,000)   0.0625
Cancelled                                   (297,500)  0.17      (127,500)   0.0529           -         -
                                          ----------              --------             --------
Options outstanding, end of year           1,112,500   0.273    1,087,500    0.1101     997,500     0.605
                                          ==========           ==========             =========

Options exercisable, end of year             333,750   0.1056     431,250    0.0469     544,375     0.0515
                                          ==========           ==========             =========


The following summarizes information about the Company's stock options outstanding at December 31, 1996:

                               Options Outstanding                     Options Exercisable
                 -----------------------------------------------   ---------------------------
   Range of         Number        Weighted Avg.      Weighted        Number        Weighted
   Exercise      Outstanding       Remaining       Avg. Exercise   Exercisable   Avg. Exercise
    Prices       at 12/31/96    Contractual Life       Price        as 12/31/96      Price
   --------      -----------    ----------------   -------------   ------------  -------------
$0.025 - 0.0625    207,500         5.9 years           $0.058         190,625       $0.0605
$0.125 - 0.1875    495,000         8.5 years           $0.175         143,125       $0.1657
     $0.50         410,000         9.6 years           $0.50                -             -


                                       As of December 31,
Common Stock  Warrants:         1996         1995          1994
                              -------      -------       -------
Warrants Outstanding at
 beginning of year            437,500      187,500       700,000
Granted                     9,066,500      250,000             -
Exercised                   2,365,834            -             -
Expired or Terminated               -            -      (512,500)
                            ----------    ---------     ---------
Warrants outstanding and
 exercisable, end of year   7,138,166      437,500       187,500
                            ==========    =========     =========

Exercise price per warrant   $0.001        $0.001         $0.10
                             & $0.01       & $0.01


                                    As of December 31,
Series C Preferred
Stock Warrants               1996          1995          1994
                           -------       -------       -------
Warrants Outstanding,
 at beginning of year       97,500        97,500       104,500
Granted                          -             -             -
Exercised                        -             -             -
Expired or Terminated            -             -        (7,000)
                            -------      --------      --------
Warrants outstanding and
 exercisable, end of year   97,500        97,500        97,500
                            =======      ========      ========

Exercise price per warrant   $1.00         $1.00         $1.00


The number of Common Shares issued, reserved for issuance pursuant to the 1992 Stock Option Plan or potentially issuable pursuant to outstanding warrants, convertible preferred shares and other convertible instruments (collectively, the "Convertible Securities") presently exceeds the number of shares of Common Stock authorized by the Company's Certificate of Incorporation. The Company intends to seek shareholder approval for the authorization of additional shares of Common Stock at its Annual Meeting of Shareholders scheduled for June 17, 1997.

Management believes that it is unlikely that the number of Convertible Securities that may be exercised or converted before said Annual Meeting would cause the number of issued and outstanding shares of Common Stock to exceed the amount authorized.

The following table summarizes the number of shares of Common
Stock issued, reserved for issuance or potentially issuable as of December 31, 1996:

                                         Shares of
                                        Common Stock
                                        ------------
      Common Stock Outstanding           11,846,952
      Convertible Preferred Stock         1,005,000
      Series B Preferred Stock            3,394,989
      Common Stock Warrants               7,138,166
      1992 Stock Option Plan              2,000,000
      Convertible Notes                     954,000



N.   1988 RESTRICTED STOCK AWARD PLAN
-------------------------------------
On September 29, 1988, the Company's Board of Directors awarded 2,035,000 shares of Common Stock under the 1988 Restricted Stock Agreement to the Company's employees in consideration of services rendered to the Company. Under the terms of the Agreement, the recipient shall have all of the rights of a Shareholder with respect to all shares issued to the recipient, or until such time said shares can be and are disposed of by the recipient or the Company exercises its right to acquire any of said shares. All shares issued were vested as of September 30, 1991.


O.   COMMITMENTS AND CONTINGENCIES
----------------------------------
The Company leases its principal offices and research facilities in Princeton, New Jersey and an automobile. The lease for the facilities is due to expire in March 1998. Rent expense, including space in Washington and Connecticut, for the years ended December 31, 1996, 1995 and 1994 was $187,166, $164,610 and
$140,873 respectively. The lease for the automobile expires in March 2000.

Minimum annual lease payments for the next five years are as follows:

     Year Ended December 31
          1997                     $ 185,592
          1998                        35,798
          1999                         8,232
          2000                         1,372
                                   ---------
                                   $ 230,994
                                   =========

P.   PROFIT SHARING PLAN
------------------------
The Company maintains a 401(K) Profit Sharing Plan. For those employees who meet the eligibility requirements of being 21 years of age and have completed one full year of service, the Company will match employee contributions to the plan up to a limit of one and one-half percent (1.5%) of annual compensation.

The Company also provides for a 401(K) profit sharing contribution which is at the discretion of the Board of Directors. The Company recorded expense for matching contributions of $14,944 in 1996, $20,246 in 1995 and $3,100 in
1994. In addition, the Company made a profit sharing contribution in 1994 of $96,900.


Q.   CONCENTRATION OF RISK
--------------------------
The Company relies heavily on Department of Defense contracts and could be vulnerable to future budget cuts by the U.S. Navy Department. The Company's present contracts are for equipment related to ongoing shipbuilding programs and the Company has no knowledge of budget cuts that would affect its present contracts. However, there can be no assurance that such programs will not be subject to budget cuts.

The Company maintains bank accounts which may exceed federally insured limits at one financial institution. Historically no credit related losses have been experienced.


R.   FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------
The carrying amounts reflected in the financial statements for cash, loans and notes payable approximate the respective fair values due to the short maturities of those instruments.

                                 Carrying
                                  Amount     Fair Value
Assets
     Cash                       $ 395,120    $ 395,120
     Unbilled receivables          52,612    See Note (A) Below
Liabilities
     Notes payable - Current       47,573       47,573
     Long-term debt               984,017    See Note (A) Below
     Mandatorily redeemable
      preferred stock              80,450    See Note (A) Below

     (A) It is not practicable to estimate the fair value of unbilled receivables, long-term debt and mandatorily redeemable preferred stock because of the inability to estimate fair value without incurring excessive costs.