Form 10-K/A
period 1996-12-31
MIKROS SYSTEMS CORP
filed 1997-05-12
CIK 317340

MIKROS SYSTEMS CORPORATION
                   3490 U.S. Route #1, Bldg. #5
                       Princeton, NJ  08540
                          (609) 987-1513
May 13, 1996


SECURITIES AND EXCHANGE COMMISSION
450 5th Street, NW
Judiciary Plaza
Washington, DC 20549


RE:  MIKROS SYSTEMS CORPORATION/10K-A


Dear Sirs:

Pursuant to the Securities Exchange Act of 1934, as amended, Mikros Systems Corporation, a Delaware corporation (the "Corporation"), hereby encloses herewith amended pages for form 10K filed on March 27, 1997 for the fiscal year ended December 31, 1996.

This filing is being effected by direct transmission to the Securities and Exchange Commission's (the "Commission") EDGAR System.

If you have any questions or comments concerning this filing, kindly contact the undersigned.



Very truly yours,

/s/ Joseph R. Benek
--------------------
Joseph R. Benek
Vice President Finance & Treasurer


Enc.

B.   FINANCING TRANSACTIONS
---------------------------

1996 Financing
--------------
In a series of transactions from February through May 1996, the Company issued secured promissory notes and warrants to raise an aggregate of $641,500 (including $131,250 from officers and directors).

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

Certain directors and officers participated in the "1996 Financing" (see Footnote B). As a result, the Company issued a total of $131,250 in promissory notes payable to those directors and officers.

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

                                    December 31, 1996                 December 31, 1995
                                ----------------------             ------------------------
                                Carrying                              Carrying
                                  Amount     Fair Value                Amount      Fair Value
Assets
     Cash                       $ 395,120    $ 395,120                $ 77,000      $ 77,000
     Unbilled receivables          52,612    See Note (A) Below         59,000      See Note (A) Below
Liabilities
     Notes payable - Current       47,573       47,573                 164,000       164,000
     Long-term debt               984,017    See Note (A) Below        331,000      See Note (A) Below
     Mandatorily redeemable
      preferred stock              80,450    See Note (A) Below         80,450      See Note (A) Below


     (A) It is not practicable to estimate the fair value of unbilled receivables, long-term debt and mandatorily redeemable preferred stock because of the inability to estimate fair value without incurring excessive costs.