Form 10-Q
period 1997-03-31
MIKROS SYSTEMS CORP
filed 1997-05-14
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  March 31, 1997    COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 OUTSTANDING  AT
           CLASS                                   March 31, 1997
----------------------------                     ----------------
COMMON STOCK, PAR VALUE $.01                       12,190,702 SHARES

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

                      MIKROS SYSTEMS CORPORATION

                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at March 31, 1997 and December 31, 1996
   (Unaudited)................................................. 1

   Statements of Operations for the Three Months Ended
   March 31, 1997 and 1996 (Unaudited) ........................ 3

   Statements of Shareholders' Equity for the Years ended
   1995 and 1996 and Three Months Ended March 31, 1997
   (Unaudited)................................................. 4

   Statements of Cash Flows for the Three Months Ended
   March 31, 1997 and 1996 (Unaudited)......................... 5

   Notes to the Financial Statements........................... 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................... 10



PART II - OTHER INFORMATION.................................... 12

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                     MARCH 31,    DECEMBER 31,
          ASSETS                      1997            1996
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                            $  322,999      $  395,120

  Accounts Receivable
    Government                       320,387         441,826
    Trade                            278,643         198,298

  Inventories                        187,189         153,192

  Other Current Assets                21,376          16,508
                                  ------------    ------------

TOTAL CURRENT ASSETS               1,130,594       1,204,944
                                  ------------    ------------

FIXED ASSETS
  Equipment                          741,571         679,060

  Furniture and Fixtures              61,655          59,207

  Leasehold Improvements               8,396           3,408
                                  ------------    ------------
                                     811,622         741,675
  Less:  Accumulated Depreciation
         and Amortization           (555,671)       (535,547)
                                  ------------    ------------

FIXED ASSETS, NET                    255,951         206,128
                                  ------------    ------------

OTHER ASSETS:
 Unbilled Receivables                 47,788          52,612

 Patent Costs, Net                    15,491          15,785

 Other Assets                         19,814          17,825
                                  ------------    ------------
TOTAL OTHER ASSETS                    83,093          86,222
                                  ------------    ------------

TOTAL ASSETS                      $1,469,638      $1,497,294
                                  ============    ============


                   See Notes to Financial Statements

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)
           LIABILITIES AND                          MARCH 31,    DECEMBER 31,
    SHAREHOLDERS' EQUITY (DEFICIENCY)                 1997           1996
------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  512,537     $  507,249
  Notes Payable
    Bank                                                9,271          9,271
    Related Parties                                   134,166         20,000
    Other                                             220,083         18,302
  Obligations under Capital Leases                     24,616         29,492
  Accrued Payroll and Payroll Taxes                    48,505         50,922
  Accrued Interest                                      3,223          3,866
  Accrued Vacations                                    67,304         55,285
  Accrued Expenses                                    200,380        128,743
 Unliquidated Progress Payments and Other
  Customer Advances                                   649,564        507,471
                                                  ------------   ------------
TOTAL CURRENT LIABILITIES                           1,869,649      1,330,601
                                                  ------------   ------------
NOTES PAYABLE
    Bank                                                7,692        10,017
    Related Parties                                   218,334       527,500
    Others                                            427,667       446,500
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT             9,528        15,585
                                                  ------------  ------------
TOTAL LIABILITIES                                   2,532,870     2,330,203
                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1997 and 1996                                     80,450        80,450
                                                  ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 12,190,702 shares in 1997 and
  11,846,952 in 1996                                  121,907       118,470
  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 1,005,000 shares
  in 1997 and 1996                                     10,050        10,050
  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1997 and 1996    11,316        11,316
  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding in
  1997 and 1996                                         6,900         6,900

  Capital in excess of par                         10,230,923     10,218,548
  Accumulated deficit                             (11,524,778)   (11,278,643)
                                                  ------------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)            (1,143,682)      (913,359)
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,469,638     $1,497,294
                                                  ============   ============
                       See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                           Three Months Ended,
                                     March 31, 1997      March 31, 1996
                                     --------------      --------------
                                                           (Restated)
Revenues:
 Equipment Sales                       $ 385,404           $  35,995
 Contract Research and Development       190,284             107,680
                                      -----------          ----------
Total Revenues                           575,688             143,675

                                      -----------          ----------

Cost of Sales:
  Equipment Sales                        297,714              32,312
  Contract Research and Development      126,289             237,739
                                      -----------          ----------
Total Cost of Sales                      424,003             270,051
                                      -----------          ----------

Gross Margin                             151,685            (126,376)
                                      -----------          ----------

Expenses:
 Research & Development                  109,009              62,487
 General & Administrative                256,267             197,953
 Interest                                 32,544              16,918
                                      -----------          ----------

Total Expenses                           397,820             277,358
                                      -----------          ----------

Net Income (Loss)                      ($246,135)          ($403,734)
                                      ===========          ==========


Net Income (Loss) per share               ($0.02)             ($0.05)
                                      ===========          ==========

Weighted average number of
 shares outstanding                   12,018,827           7,357,108
                                      ===========         ===========



                See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                               Common            Preferred            Preferred
                                Stock              Stock               Stock B
                              $.01 PAR            $.01 PAR             $.01 PAR
                                VALUE              VALUE                 VALUE
                              ---------  -------  ---------  --------  ---------  --------
                                           PAR                  PAR                 PAR
                               SHARES     VALUE     SHARES     VALUE     SHARES     VALUE
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1994     7,152,108  $71,321  1,005,000   $10,050  1,131,663    $11,316
Year ended December 31, 1995:
Issuance of Common Stock        200,000    2,000
Net Loss
                              ---------  -------  ---------  --------  ---------  --------
Balance December 31, 1995     7,352,108   71,521  1,005,000    10,050  1,131,663    11,316
Year Ended December 31, 1996:
Issuance of Common Stock      2,582,844   25,829
Sale of Common Stock          1,912,000   19,120
Net Loss
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1996    11,846,952  118,470  1,005,000   10,050   1,131,663    11,316
Three Months Ended
 March 31, 1997
Issuance of Common Stock        343,750    3,437
Net Loss
                              ---------  -------  ---------  --------  ---------  --------
Balance March 31, 1997       12,190,702 $121,907  1,005,000  $10,050   1,131,663   $11,316
                              =========  =======  =========  =======   =========  ========
                              Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance-December 31, 1994       690,000  $ 6,900    $9,237,864   ($9,183,329)
Year ended December 31, 1995:
Issuance of Common Stock                                10,500
Net Loss                                                            (647,673)
                              ---------  -------    ----------   ------------
Balance December 31, 1995       690,000    6,900     9,248,364   ( 9,831,002)
Year Ended December 31, 1996:
Issuance of Common Stock                                29,304
Sale of Common Stock                                   940,880
Net Loss                                                         ( 1,447,641)
                              ---------  -------    ----------   ------------
Balance-December 31, 1996       690,000    6,900    10,218,548   (11,278,643)
Three Months Ended
 March 31, 1997
Issuance of Common Stock                                12,375
Net Loss                                                            (246,135)
                              ---------  -------    ----------   ------------
Balance March 31, 1997          690,000  $ 6,900   $10,230,923  ($11,524,778)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                The Three Months Ended
                                           March 31, 1997      March 31, 1996
                                           --------------      --------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Loss                                   ($246,135)          ($403,734)

Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization                 20,418              15,704

Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                          41,094              69,214
   Unbilled Receivables                          4,824                (318)
   Inventories                                 (33,997)            (39,812)
   Other Current Assets                         (4,868)             (4,910)
   Other Assets                                 (1,989)                200
 Increase (Decrease) in:
   Accounts Payable                              5,288              11,039
   Accrued Payroll and Payroll Taxes            (2,417)              5,706
   Unliquidated Progress Billings and
     Ohter Customer Advances                   142,093             100,000
   Other Liabilities and Interest               83,013              12,880
                                              ---------           ---------
 Net Cash Provided (Used) by Operations          7,324            (234,031)
                                              ---------           ---------
 Cash Flows Provided (Used) by Investing
 Activities:
  Fixed Asset Purchases                        (69,947)                  0
                                              ---------           ---------
Net Cash (Used) by Investing Activities:       (69,947)                  0

Cash Flows Provided (Used) by Financing
 Activities:
  Proceeds from Loans                                0             238,000
  Proceeds from Exercise of Options
   And Warrants                                 15,812                 375
  Repayment of Debt and Capital Leases         (25,310)             (1,550)
                                              ---------           ---------
Net Cash Provided (Used) by Financing
 Activities:                                    (9,498)            236,825
                                              ---------           ---------
Net Increase (Decrease) in Cash                (72,121)              2,794
Cash at Beginning of Period                    395,120              77,276
                                              ---------           ---------
Cash at End of Period                         $322,999            $ 80,070
                                              =========           =========
Supplemental disclosure of cash flow
 information:
  Cash paid during the quarter for interest   $ 31,507             $27,061
                                              =========           =========

                     See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------
As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K.

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1997, the changes in deficiency in assets, and the results of operations, and cash flows for the three-month periods ended
March 31, 1997 and 1996.

The results disclosed in the Statements of Operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE B - NOTES AND LOANS PAYABLE
--------------------------------
1) Outstanding Debt is summarized as follows:

                                            03/31/97      12/31/96
                                            --------      --------
  Notes Payable to Banks                    $ 16,963      $ 19,288
  Other Notes Payable                        452,750       464,802
  Related Parties                            547,500       547,500
                                            --------      --------
                                          $1,017,213    $1,031,590
                                          ==========    ==========

2)  Financing Transactions
--------------------------

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

Pursuant to such transactions, each of the Investors acquired, in consideration of an aggregate of $250,000 (each of the Investors individually paying $50,000 in cash), twenty percent of (I) 50,000 shares of Common Stock, $.01 par value ("Common Stock"), of the Company (ii) promissory notes of the Company in the aggregate principal amount of $916,875 (collectively, the "Investor Notes), (iii) warrants ("Series C Warrants") to purchase 97,500 shares of Series C Preferred Stock, $.01 par value, of the Company and (iv) certain loan and equity rights in the Company, including without limitation, rights under loan agreements, an investment agreement, a note purchase agreement, and all documents related to such agreements.

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


NOTE C - INVENTORIES
--------------------
Inventories at March 31, 1997 are stated at the lower of cost or market, computed on the first-in, first-out method.


NOTE D - RECLASSIFICATION
-------------------------
Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUE
-------
Total revenues were $575,688 for the first quarter ended March 31, 1997 compared to $143,675 for the same period in 1996.

In 1997 revenues from equipment sales were $385,404 or 66.9% of total revenue compared to $35,995 or 25.1% of total revenue for the first quarter in 1996. Research and development revenues in 1997 were $190,284 or 33.1% for the first quarter and $107,680 or 74.9% of total revenue for the first quarter in 1996.



COST OF SALES
-------------
Total Cost of Sales for the quarter ended March 31, 1997 was $424,003 or 73.7% of total revenue compared to $270,051 or 188.0% of total revenue for the same period in 1996. Equipment Cost of Sales was $297,714 or 77.2% of equipment revenue in the 1997 first quarter compared to $32,312 or 89.8% of equipment revenue in the first quarter of 1996. Cost of Sales of contract R & D was $126,289 or 66.4% of contract R & D revenue and $237,739 or 220.8% of contract R & D revenue in the first quarters of 1997 and 1996, respectively. In 1996 the higher Cost of Sales percentages were mainly because of unabsorption of fixed overhead costs due to low volume of revenue.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses for the quarter ended March 31, 1997 was $256,267 versus $197,953 in the quarter ended March 31, 1996, an increase of of 29.5%. This increase is due mainly to higher costs for travel, payroll and legal expenses.


INTEREST EXPENSE
----------------
Interest expense was $32,544 in the quarter ended March 31, 1997 compared to $16,918 for the same quarter in 1996. The increase is due to an increase in notes payable.


NET LOSS
-----------------
Net Loss for the quarter ended March 31, 1997 was $246,135 versus a net loss of $403,734 for the same period in 1996. The lower loss is because of the higher revenue volume in the 1997 quarter.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's financial statements for the quarter ended March 31, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $246,135 for the quarter ended March 31, 1997, and as of March 31, 1997 had an accumulated deficit of $11,254,778. At March 31, 1997 the Company had negative working capital of $739,055 compared to negative working capital of $125,658 at December 31, 1996. For the quarter ended March 31, 1997 the Company provided $7,324 from operating activities. For the same period in 1996, the Company used $234,031. The Company expects to continue to incur substantial expenditures to expand its commercial wireless communications business and has formed a strategic alliance with Safeguard Scientifics (Delaware), Inc, as well as entered into a consulting services agreement with Mobile Broadcasting Corporation (see 1996 Financing). In 1996, the Company completed a debt financing of $641,500 (see 1996 Financing). In addition, the Company will consider the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial and military programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. At March 31, 1997 notes payable included $954,000 to creditors who have authorized deferral to 1998 of any principal repayment.

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


                                MIKROS SYSTEMS CORPORATION
                                       (Registrant)

Dated: May 13, 1995

                                /s/ Thomas J. Meaney
                                -----------------------
                                Thomas J. Meaney
                                Chief Executive Officer