Form 10-Q
period 1997-06-30
MIKROS SYSTEMS CORP
filed 1997-08-14
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: June 30, 1997    COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING  AT
           CLASS                                   June 30, 1997
----------------------------                     ----------------
COMMON STOCK, PAR VALUE $.01                       12,671,952 SHARES

CONVERTIBLE PREFERRED STOCK,                          655,000 SHARES
     PAR VALUE $.01

SERIES B PREFERRED STOCK                            1,131,663 SHARES
     PAR VALUE $.01

SERIES C PREFERRED STOCK                                5,000 SHARES
     PAR VALUE $.01

SERIES D PREFERRED STOCK                              690,000 SHARES
     PAR VALUE $.01
--------------------------------------------------------------------

                      MIKROS SYSTEMS CORPORATION

                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at June 30, 1997 and December 31, 1996
   (Unaudited)................................................. 1

   Statements of Operations for the Three Months and Six Months Ended
   June 30, 1997 and 1996 (Unaudited) ........................ 3

   Statements of Shareholders' Equity for the Years ended
   1995 and 1996 and Six Months Ended June 30, 1997
   (Unaudited)................................................. 4

   Statements of Cash Flows for the Three Months and Six Months Ended
   June 30, 1997 and 1996 (Unaudited)......................... 5

   Notes to the Financial Statements........................... 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................... 10



PART II - OTHER INFORMATION.................................... 12

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                     JUNE 30,     DECEMBER 31,
          ASSETS                      1997            1996
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                            $   82,364      $  395,120

  Accounts Receivable
    Government                       453,366         441,826
    Trade                            273,774         198,298

  Inventories                        309,787         153,192

  Other Current Assets                20,976          16,508
                                  ------------    ------------

TOTAL CURRENT ASSETS               1,140,267       1,204,944
                                  ------------    ------------

FIXED ASSETS
  Equipment                          766,528         679,060

  Furniture and Fixtures              59,207          59,207

  Leasehold Improvements               8,396           3,408
                                  ------------    ------------
                                     834,131         741,675
  Less:  Accumulated Depreciation
         and Amortization           (576,113)       (535,547)
                                  ------------    ------------

FIXED ASSETS, NET                    258,018         206,128
                                  ------------    ------------

OTHER ASSETS:
 Unbilled Receivables                 47,788          52,612

 Patent Costs, Net                    15,197          15,785

 Other Assets                         24,534          17,825
                                  ------------    ------------
TOTAL OTHER ASSETS                    87,519          86,222
                                  ------------    ------------

TOTAL ASSETS                      $1,485,804      $1,497,294
                                  ============    ============

                   See Notes to Financial Statements

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)

           LIABILITIES AND                          JUNE 30,      DECEMBER 31,
    SHAREHOLDERS' EQUITY (DEFICIENCY)                 1997           1996
------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  520,751     $  507,249
  Notes Payable
    Bank                                                9,271          9,271
    Related Parties                                   365,000         20,000
    Other                                             311,000         18,302
  Obligations under Capital Leases                     24,997         29,492
  Accrued Payroll and Payroll Taxes                    38,437         50,922
  Accrued Interest                                      3,079          3,866
  Accrued Vacations                                    71,779         55,285
  Accrued Expenses                                    109,650        128,743
 Unliquidated Progress Payments and Other
  Customer Advances                                   764,466        507,471
                                                  ------------   ------------
TOTAL CURRENT LIABILITIES                           2,218,431      1,330,601
                                                  ------------   ------------
NOTES PAYABLE
    Bank                                                5,367        10,017
    Related Parties                                   162,500       527,500
    Others                                            155,500       446,500
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT             2,126        15,585
                                                  ------------  ------------
TOTAL LIABILITIES                                   2,543,924     2,330,203
                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1997 and 1996                                     80,450        80,450
                                                  ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 12,671,952 shares in 1997 and
  11,846,952 in 1996                                  126,720       118,470
  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 655,000 shares
  in 1997 and 1,005,000 in 1996.                        6,550        10,050
  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1997 and 1996    11,316        11,316
  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding in
  1997 and 1996                                         6,900         6,900

  Capital in excess of par                         10,244,454     10,218,548

  Accumulated deficit                             (11,534,510)   (11,278,643)
                                                  ------------   ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)            (1,138,570)      (913,359)

                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,485,804     $1,497,294
                                                  ============   ============

                       See Notes to Financial Statements

                              MIKROS SYSTEMS CORPORATION
                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                         Three Months Ended,                  Six Months Ended,
                                     June 30, 1997  June 30, 1996      June 30, 1997   June 30, 1996
                                     -------------  -------------      -------------   -------------
Revenues:
 Equipment Sales                       $ 612,661       $  54,130        $ 998,065       $   90,125
 Contract Research and Development       594,279         212,446          784,563
320,126
                                      -----------      ----------       ----------      -----------
Total Revenues                         1,206,940         266,576        1,782,628          410,251

                                      -----------      ----------       ----------      -----------

Cost of Sales:
  Equipment Sales                        511,955           4,000          809,669           36,312
  Contract Research and Development      365,234         297,926          491,523
535,665
                                      -----------      ----------       ----------      -----------
Total Cost of Sales                      877,189         301,926        1,301,192          571,977
                                      -----------      ----------       ----------      -----------

Gross Margin                             329,751         (35,350)        (481,436)        (161,726)
                                      -----------      ----------       ----------      -----------

Expenses:
Research & Development                    16,810          57,210        125,819         119,697
Selling, General and Administrative      286,859         199,843          543,126
397,796
Interest                                  35,814          30,354           68,358           47,272
                                      -----------      ----------       ----------      -----------

Total Operating Expenses                 339,483         287,407          737,303
564,765
                                      -----------      ----------       ----------      -----------

Net Income (Loss)                        ($9,732)      ($322,757)       ($255,867)       ($726,491)
                                      ===========      ==========       ==========
===========


Net (Loss) per common share               ($0.00)         ($0.04)          ($0.02)         ($0.10)
                                      ===========      ==========       ==========
===========

Weighted average number of
 shares outstanding                   12,265,910       7,630,858       12,265,910
7,537,941
                                      ===========     ===========       ==========
===========


                                 See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                               Common            Preferred            Preferred
                                Stock              Stock               Stock B
                              $.01 PAR            $.01 PAR             $.01 PAR
                                VALUE              VALUE                 VALUE
                              ---------  -------  ---------  --------  ---------  --------

                                           PAR                  PAR                 PAR
                               SHARES     VALUE     SHARES     VALUE     SHARES     VALUE
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1994     7,152,108  $71,521  1,005,000   $10,050  1,131,663
$11,316
Year ended December 31, 1995:
Issuance of Common Stock        200,000    2,000
Net Loss
                              ---------  -------  ---------  --------  ---------  --------
Balance December 31, 1995     7,352,108   73,521  1,005,000    10,050  1,131,663
11,316
Year Ended December 31, 1996:
Issuance of Common Stock      2,582,844   25,829
Sale of Common Stock          1,912,000   19,120
Net Loss
                              ---------  -------  ---------  --------  ---------  --------
Balance-December 31, 1996    11,846,952  118,470  1,005,000   10,050   1,131,663
11,316
Six Months Ended
 June 30, 1997
Issuance of Common Stock        475,000    4,750
Conversion of Preferred Stock   350,000    3,500   (350,000) (3,500)
Net Loss
                              ---------  -------  ---------  --------  ---------  --------
Balance June 30, 1997        12,671,952 $126,720    655,000  $ 6,550   1,131,663
$11,316
                              =========  =======  =========  =======   =========
========
                              Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance-December 31, 1994       690,000  $ 6,900    $9,237,864   ($9,183,329)
Year ended December 31, 1995:
Issuance of Common Stock                                10,500
Net Loss                                                            (647,673)
                              ---------  -------    ----------   ------------
Balance December 31, 1995       690,000    6,900     9,248,364   ( 9,831,002)
Year Ended December 31, 1996:
Issuance of Common Stock                                29,304
Sale of Common Stock                                   940,880
Net Loss                                                         ( 1,447,641)
                              ---------  -------    ----------   ------------
Balance-December 31, 1996       690,000    6,900    10,218,548   (11,278,643)
Six Months Ended
 June 30, 1997
Issuance of Common Stock                                25,906
Net Loss                                                            (255,867)
                              ---------  -------    ----------   ------------
Balance March 31, 1997          690,000  $ 6,900   $10,244,454  ($11,534,510)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                         MIKROS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOW
                                (UNAUDITED)

                                                    Three Months Ended              Six Months Ended
                                            June 30, 1997       June 30, 1996   June 30, 1997  June 30,
                                                                                                 1996
                                           --------------      --------------   -------------  -------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Loss                                     ($9,732)          ($286,280)     ($255,867)   ($690,014)

Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization                 20,736              15,704         41,154 31,408

Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                        (128,110)           (195,354)       (87,016)
(126,140)
   Unbilled Receivables                              0             (16,208)         4,824       (16,526)
   Inventories                                (122,598)             40,154       (156,595)         342
   Other Current Assets                            400             (11,291)        (4,468)     (16,201)
   Other Assets                                 (4,719)                375         (6,708)         575
 Increase (Decrease) in:
   Accounts Payable                              8,214             (10,966)        13,502      73
   Accrued Payroll and Payroll Taxes           (10,068)              1,630        (12,485)
21,248
   Unliquidated Progress Billings and
     Other Customer Advances                   114,902             (20,982)       256,995
100,000
   Other Liabilities and Interest              (86,399)             98,994         (3,386)      76,980
                                              ---------           ---------       --------       -------
 Net Cash Provided (Used) by Operations       (217,374)           (384,224)      (210,050)
  (618,255)
                                              ---------           ---------      ---------     --------
 Cash Flows Provided (Used) by Investing
 Activities:
  Fixed Asset Purchases                        (22,509)            (50,115)       (92,456)
(50,115)
  Patents                        0       (2,109)       0     (2,109)
                                              ---------           ---------      ---------       --------
Net Cash (Used) by Investing Activities:       (22,509)            (52,224)       (92,456)
(52,224)

Cash Flows Provided (Used) by Financing
 Activities:
  Proceeds from Loans                                0             402,500           0    640,500
  Proceeds from Exercise of Options
   And Warrants                                 14,844               5,275         30,656   5,650
  Repayment of Debt and Capital Leases         (15,596)             (3,325)       (40,906)
(4,875)
                                              ---------           ---------     ----------     --------

Net Cash Provided (Used) by Financing
 Activities:                                      (752)            404,450        (10,250)     641,275
                                              ---------           ---------     ----------     --------
Net Increase (Decrease) in Cash               (240,635)            (31,998)      (312,756)
(29,204)
Cash at Beginning of Period                    322,999              80,070        395,120  77,276
                                              ---------           ---------      ---------     --------

Cash at End of Period                         $ 82,364            $ 48,072      $ 82,364  $ 48,072
                                              =========           =========     ========  ========
Supplemental disclosure of cash flow
 information:
  Cash paid during the quarter for interest   $ 32,028            $ 28,846      $ 63,589  $
55,907
                                              =========           =========     ========  ========

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

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1997, the changes in deficiency in assets, and the results of operations, and cash flows for the three-month and six month periods ended June 30, 1997 and 1996.

The results disclosed in the Statements of Operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE B - NOTES AND LOANS PAYABLE
--------------------------------
1) Outstanding Debt is summarized as follows:

                                            06/30/97      12/31/96
                                            --------      --------
  Notes Payable to Banks                    $ 14,638      $ 19,288
  Other Notes Payable                        466,500       464,802
  Related Parties                            527,500       547,500
                                            --------      --------
                                          $1,008,638    $1,031,590
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


NOTE C - INVENTORIES
--------------------
Inventories at June 30, 1997 are stated at the lower of cost or market, computed on the first-in, first-out method.


NOTE D - RECLASSIFICATION
-------------------------
Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------
Total revenues were $1,206,940 for the quarter ended June 30, 1997 compared to $266,576 for the same period in 1996 an increase of 452.7%. For the six months ended June 30, 1997 revenues were $1,782,628 compared to $410,251 for the same period in 1996, an increase of 434.5%. For the quarter and six months ended June 30, 1997, equipment revenue was $612,661 and $998,065, respectively, as compared to $54,130 and $90,125 for the same periods in 1996. These increases are due to revenue from shipments in 1997 to the U.S. Navy of AN/USQ-120 data terminal sets. Contract research and development revenues were $594,279 and $784,563 for the quarter and six months ended June 30, 1997 compared to $212,446 and $320,126, respectively for the same periods in 1996. These increases are due mainly to higher activity on commercial contracts in 1997 than in 1996.


COST OF SALES
-------------
Equipment cost of sales for the three months ended June 30, 1997 and June 30, 1996 was $511,955 and $4,000, respectively. For the six months ended June 30, 1997 and June 30, 1996, such cost was $809,669 and $36,312, respectively. Contract research and development cost of sales for the three and six months ended June 30, 1997 was $365,234 and $491,523, respectively. For the same periods in 1996, such costs were $297,926 and $535,665, respectively. As a percentage of sales, cost of sales in 1996 was higher than in 1997 primarily because of unabsorbed fixed overhead costs in 1996 due to low revenue volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General & Administrative expenses were $286,859 for the quarter ended June 30, 1997 compared to $199,843 for the same quarter in 1996 due mainly to higher legal and travel expenses.

For the six-month periods in 1997 and 1996, such expenses were $543,126 and $397,796, respectively.

INTEREST EXPENSE
----------------
Interest expenses was $35,814 versus $30,354 for the quarters ended June 30, 1997 and 1996,respectively. For the six months ended June 30, 1997 and June 30, 1996, interest expense was $68,358 and $47,272, respectively. The higher amounts in 1997 are due to higher notes payable than in 1996.

NET LOSS
-----------------
Net loss for the quarter ended June 30, 1997 was $9,732 versus $322,757 for the same quarter in 1996. For the six months ended June 30, 1997 and 1996, net loss was $255,867 and $726,491, respectively. The lower losses are due to higher revenues in 1997 than in 1996.





LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's financial statements for the quarter ended June 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.


The Company incurred a net loss of $9,732 for the quarter ended June 30, 1997, and as of June 30, 1997 had an accumulated deficit of $11,534,510. At June 30, 1997 the Company had negative working capital of $1,078,164 compared to negative working capital of $125,657 at December 31, 1996. For the quarter ended June 30, 1997 the Company used $217,374 for operating activities.
For the same period in 1996, the Company used $210,050. The Company expects to continue to incur substantial expenditures to expand its commercial wireless communications business and has formed a strategic alliance with Safeguard Scientifics (Delaware), Inc, as well as entered into a consulting services agreement with Mobile Broadcasting Corporation (see 1996 Financing). In 1996, the Company completed a debt financing of $641,500 (see 1996 Financing). In addition, the Company will consider the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial and military programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. At June 30, 1997 notes payable included $954,000 to creditors who have authorized deferral to 1998 of any principal repayment.

Part II.    OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.  None.
b)  Reports on Form 8-K.
    No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mikros Systems Corporation
(Registrant)

Dated: August 14, 1997              /s/ Joseph R. Benek
                                        Joseph R. Benek
                                        Vice President, Finance
                                        and Chief Accounting Officer



[PREFERRED-MANDATORY]                           80,450
[PREFERRED]                                     24,766
[COMMON]                                       126,720
[OTHER-SE]                                  (1,290,056)
[TOTAL-LIABILITY-AND-EQUITY]                 1,485,804
[SALES]                                      1,782,628
[TOTAL-REVENUES]                             1,782,628
[CGS]                                        1,301,192
[TOTAL-COSTS]                                1,301,192
[OTHER-EXPENSES]                               668,945
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              68,358
[INCOME-PRETAX]                               (255,867)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (255,867)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (255,867)
[EPS-PRIMARY]                                    (.02)
[EPS-DILUTED]                                    (.02)