Form 10-Q
period 1997-09-30
MIKROS SYSTEMS CORP
filed 1997-11-13
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, DC 20549
                                                                FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR QUARTER ENDED: September 30, 1997 COMMISSION FILE #: 2-67918-NY

                                          MIKROS SYSTEMS CORPORATION
                             ----------------------------------------------
                              (Exact Name of Registrant as Specified in Charter)

                          DELAWARE                            14-1598-200
                        ----------------                   ---------------
  (State or Other Jurisdiction of             (I.R.S. Employer Identification#)
   Incorporation or Organization)

                                3490 U.S. Route 1, Princeton, NJ 08540
                       -----------------------------------------------
             (Address of Principal Executive Offices, Including Zip Code)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       OUTSTANDING  AT
  CLASS                                             September 30, 1997
  -----------------------------------------------   ---------------------------
  COMMON STOCK, PAR VALUE $.01                      13,241,452 SHARES

  CONVERTIBLE PREFERRED STOCK,                         455,000 SHARES
           PAR VALUE $.01

  SERIES B PREFERRED STOCK                          1,131,663 SHARES
           PAR VALUE $.01

  SERIES C PREFERRED STOCK                              5,000 SHARES
           PAR VALUE $.01

  SERIES D PREFERRED STOCK                            690,000 SHARES
           PAR VALUE $.01
 --------------------------------------------------------------------

                      MIKROS SYSTEMS CORPORATION

                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                 Page #

ITEM I - FINANCIAL STATEMENTS

 Balance Sheets at September 30, 1997 and December 31, 1996
 (Unaudited)............................................................. 1

 Statements of Operations for the Three Months and Nine Months Ended
 September 30, 1997 and 1996 (Unaudited) ................................ 3

 Statements of Shareholders' Equity for the Years ended
 1995 and 1996 and Nine Months Ended September 30, 1997
 (Unaudited)............................................................. 4

 Statements of Cash Flows for the Three Months and Nine Months Ended
 September 30, 1997 and 1996 (Unaudited)................................. 5

 Notes to the Financial Statements....................................... 6


 ITEM II

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations.................................... 10


PART II - OTHER INFORMATION............................................. 12

                                  MIKROS SYSTEMS CORPORATION
                                      BALANCE SHEETS
                                        (UNAUDITED)
                                         SEPTEMBER 30,    DECEMBER 31,
          ASSETS                           1997              1996
------------------------------          ------------      -------------

CURRENT ASSETS
  Cash                                  $   10,202         $  395,120

  Accounts Receivable
    Government                             151,050            441,826
    Trade                                  578,254            198,298

  Inventories                              547,004            153,192

  Other Current Assets                      21,044             16,508
                                       ------------       ------------

TOTAL CURRENT ASSETS                     1,307,553          1,204,944
                                      ------------       ------------
FIXED ASSETS
  Equipment                                770,477            679,060

  Furniture and Fixtures                    59,207             59,207

  Leasehold Improvements                     8,396             3,408
                                       -----------       ------------
                                           838,080            741,675
  Less:  Accumulated Depreciation
         and Amortization                 (596,396)          (535,547)
                                       ------------      ------------
FIXED ASSETS, NET                          241,684            206,128
                                       ------------      ------------
OTHER ASSETS:
 Unbilled Receivables                        3,840             52,612

 Patent Costs, Net                          14,903             15,785

 Other Assets                               24,533             17,825
                                      ------------       ------------
TOTAL OTHER ASSETS                          43,276             86,222
                                      ------------      -------------
TOTAL ASSETS                           $1,592,514          $1,497,294
                                      ============       ============
                 See Notes to Financial Statements

                     MIKROS SYSTEMS CORPORATION
                         BALANCE SHEETS
                          (UNAUDITED)

    LIABILITIES AND                        SEPTEMBER 30,      DECEMBER 31,
    SHAREHOLDERS' EQUITY (DEFICIENCY)      1997               1996
----------------------------------------------------------    --------------
CURRENT LIABILITIES
  Accounts Payable                            $  505,160     $   507,249
  Notes Payable
    Bank                                           9,271           9,271
    Related Parties                              527,500          20,000
    Other                                        466,500          18,302
  Obligations under Capital Leases                20,774          29,492
  Accrued Payroll and Payroll Taxes               34,245          50,922
  Accrued Interest                                 3,079           3,866
  Accrued Vacations                               79,748          55,285
  Accrued Expenses                               296,265         128,743
 Unliquidated Progress Payments and Other
 Customer Advances                               412,073         507,471
                                            ------------      ------------
TOTAL CURRENT LIABILITIES                      2,354,616        1,330,601
                                            ------------      ------------
NOTES PAYABLE -NONCURRENT
   Bank                                            3,042           10,017
    Related Parties                                    0          527,500
    Others                                             0          446,500
OBLIGATIONS UNDER CAPITAL LEASES-                     30           15,585
  NONCURRENT
                                             ------------      ------------
TOTAL LIABILITIES                              2,357,688       2,330,203
                                             ------------      ------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1997 and 1996                                80,450          80,450
                                             ------------      -------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, par value $.01 per share,
  authorized 35,000,000 shares, issued and
  outstanding 13,241,452 shares in 1997 and
  11,846,952 in 1996                             132,415          118,470

  Preferred Stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 455,000 shares
  in 1997 and 1,005,000 in 1996.                   4,550           10,050
  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1997 and 1996  11,316         11,316
  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding in
  1997 and 1996                                         6,900          6,900
  Capital in excess of par                         10,246,603     10,218,548
  Accumulated deficit                             (11,247,408)   (11,278,643)
                                                  ------------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY               (845,624)      (913,359)
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                       $1,592,514     $1,497,294
                                                 ============   ============
                  See Notes to Financial Statements

                                MIKROS SYSTEMS CORPORATION
                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                              Three Months Ended,        Nine Months Ended,
                               9/30/97        9/30/96    9/30/97     9/30/96
                           -------------  -------------  ---------- ----------
Revenues:
 Equipment Sales          $ 1,270,127     $ 21,134       $ 2,268,192 $ 111,259
 Contract Research             711,705      197,406        1,496,268   517,532
     and Development
                           -----------    ---------       ----------  ---------
Total Revenues               1,981,832      218,540        3,764,460 628,791
                           -----------    ----------      ---------- ---------

Cost of Sales:
  Equipment Sales              901,241       13,571        1,710,910   49,883
  Contract Research            596,280      196,593        1,087,803  732,258
     and Development
                           -----------    ----------     ------------ ---------
Total Cost of Sales         1,497,521       210,164        2,798,713  782,141
                           -----------    ----------      ---------- -----------

Gross Margin                  484,311         8,376          965,747 (153,350)
                           -----------    ----------      ---------- -----------

Expenses:
Research & Development        (16,694)       73,129          109,125  192,826
Selling, General and          180,434       228,458          723,560  626,254
     Administrative
Interest                       33,469        33,937          101,827   81,209
                             ----------   ----------       ---------- ----------

Total Operating               197,209       335,524          934,512  900,289
 Expenses
                          -----------      ----------     ---------- ----------
Net Income (Loss)         $   287,102     ($327,148)     $  31,235 ($1,053,639)
                          ===========    ==========     ========== ===========
Net Income (Loss) per      $ .02            ($0.04)        -------     ($0.13)
  common share
                          ===========    ==========     ==========  ===========

Weighted average number of
 shares outstanding        12,490,250    8,349,192      12,490,250  8,349,192
                           ===========   ===========    ==========  ===========
           See Notes to Financial Statements

                     MIKROS SYSTEMS CORPORATION
          STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                            (UNAUDITED)
                              Common             Preferred       Preferred
                              Stock              Stock           Stock B
                            $.01 PAR             $.01 PAR        $.01 PAR
                              VALUE              VALUE           VALUE
                            ---------  ------ ---------  ------- ------ -------
                                       PAR              PAR              PAR
                             SHARES    VALUE    SHARES  VALUE    SHARES  VALUE
                           ---------  -------  ------- -------  ------- -------

Balance-December 31, 1994 7,152,108 $71,521 1,005,000 $10,050 1,131,663 $11,316
Year ended December 31, 1995:
Issuance of Common Stock   200,000    2,000
Net Loss
                          ---------  ------- --------- ------ --------  -------
Balance December 31, 1995 7,352,108  73,521  1,005,000 10,050 1,131,663 11,316
Year Ended December 31, 1996:
Issuance of Common Stock  2,582,844  25,829
Sale of Common Stock      1,912,000  19,120
Net Loss
                         ----------- ------ ---------  ------ --------- ------
Balance-December 31, 199 11,846,952  118,470 1,005,000 10,050 1,131,663 11,316
Nine Months Ended
September  30, 1997
Issuance of Common Stock    844,500    8,445
Conversion of Preferred Stock550,000   5,500  (550,000)(5,500)
Net Income
                        -------------  ------- ------- ------- --------  ------
Balance September 30, 1997 13,241,452 $132,415 455,000 $ 4,550 1,131,663 $11,316
                           =========  =======  ======== =====  ========= =======
                             Preferred
                              Stock D             Capital
                             $.01 PAR             in excess      Accumulated
                               VALUE               of Par           Deficit
                            ---------   -------   ---------      -----------
                              SHARES       PAR
                                          VALUE
                            ---------    -------  ---------      -----------

Balance-December 31, 1994    690,000   $6,900     $ 9,237,864   ($9,183,329)
Year ended December 31, 1995:
Issuance of Common Stock                              10,500
Net Loss                                                           (647,673)
                           ---------  ----------   ------------  ---------------
Balance December 31, 1995    690,000    6,900       9,248,364    ( 9,831,002)
Year Ended December 31, 1996:
Issuance of Common Stock                               29,304
Sale of Common Stock                                  940,880
Net Loss                                                           (1,447,641)
                        --------- ------------- -------------- ---------------
Balance-December 31, 199  690,000       6,900      10,218,548    (11,278,643)
Nine Months Ended
   September  30, 1997
Issuance of Common Stock                               28,055
Net Income                                                            31,235
                       ---------  ------------  --------------- --------------
Balance September 30, 1997 690,000     $ 6,900    $10,246,603   ($11,247,408)
                         =========      =======   ==========   ============
                  See Notes to Financial Statements
                                                MIKROS SYSTEMS CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                       Three Months Ended    Nine Months Ended
                                         9/30/97   9/30/96    9/30/97  9/30/96
                                       ---------- ---------   ------- ---------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Incomes                            $287,102 (327,148) $31,235 ($1,053,639)
Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation & Amortization              20,577   17,469   61,731     48,877
Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                    (2,164)  170,191  (89,180)    27,525
   Unbilled Receivables                   43,948         0   48,772          0
   Inventories                          (237,217) (331,339) (393,812) (454,873)
   Other Current Assets                      (68)  (19,964)   (4,536)  (36,165)
   Other Assets                                0       635    (6,708)    1,210
 Increase (Decrease) in:
   Accounts Payable                     (15,591)   175,372    (2,089)  175,445
   Accrued Payroll                       (4,192)    (6,411)  (16,677)   14,837
   Unliquidated Progress Billings and
     Other Customer Advances           (352,393)        0    (95,398)  512,599
   Other Liabilities and Interest        194,584   (234,970) 191,198   102,363
                                      ---------- ---------- --------- ----------
 Net Cash Provided (Used)
     by Operating Activities:           (65,414)   (43,566) (275,464)  (661,821)
                                      ---------- --------- ----------- ---------
 Cash Flows Provided (Used) by Investing
 Activities:
  Fixed Asset Purchases                  (3,949)   (4,000)   (96,405)  (54,115)
  Patents                                     0         0          0    (2,109)
                                     -----------  -------- -----------  --------
Net Cash (Used) by Investing
    Activities:                          (3,949)   (4,000)   (96,405)   (56,224)
Cash Flows Provided (Used) by Financing
 Activities:
  Proceeds from Loans                         0    36,000         0     676,500
  Proceeds from Exercise of Options
   And Warrants                           5,844    11,698     36,500     17,348
  Repayment of Debt and Capital
      Leases                             (8,643)  (18,522)   (49,549)  (23,397)
                                     ----------- ---------- ---------  ---------
Net Cash Provided (Used) by Financing
 Activities:                             (2,799)    29,176   (13,049)   670,451
                                     ----------- ---------- ---------- ---------
Net Increase (Decrease) in Cash         (72,162)   (18,390) (384,918)  (47,594)
Cash at Beginning of Period              82,364     48,072   395,120    77,276
                                     ------------ --------- ---------  ---------
Cash at End of Period                  $ 10,202    $29,682  $ 10,202   $ 29,682
                                      =========  =========  ========  ========
Supplemental disclosure of cash flow
information:
 Cash paid during the quarter
      for interest                    $  31,919   $ 33,970  $ 95,508  $ 89,877
                                       =========  ========   ========  ========
                 See Notes to Financial Statements



                                        MIKROS SYSTEMS CORPORATION
                                   NOTES TO THE FINANCIAL STATEMENTS
                                                           (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------------------------
As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K.

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1997, the changes in deficiency in assets, and the results of operations, and cash flows for the three-month and nine month periods ended September 30, 1997 and 1996.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE B - NOTES AND LOANS PAYABLE
------------------------------------------------------
1) Outstanding Debt is summarized as follows:

                               09/30/97      12/31/96
                              --------       ---------
 Notes Payable to Banks        $ 12,313    $    19,288
 Other Notes Payable            466,500        464,802
 Related Parties                527,500        547,500
                            ------------     -----------
                            $1,006,313      $1,031,590
                            ==========       ==========

2)  Financing Transactions
-------------------------------

1996 Financing
------------------
In a series of transactions from February through May 1996, the Company issued secured promissory notes and warrants to raise an aggregate of $641,500 (including $131,250 from officers and directors).

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

1992-93 Financing
----------------------
In a series of transactions consummated on October 27, 1992 and April 27, 1993, Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce, and John B. Torkelsen, individually and not as a group, (collectively referred to herein as the "Investors") acquired certain loan and equity interests in the Company from other debt and equity holders.

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


NOTE C - INVENTORIES
--------------------------------
Inventories at September 30, 1997 are stated at the lower of cost or market, computed on the first-in, first-out method.


NOTE D - RECLASSIFICATION
----------------------------------------
Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------------

Total revenues were $1,981,832 for the quarter ended September 30, 1997 compared to $218,540 for the same period in 1996. For the nine months ended September 30, 1997 revenue were $3,764,460 compared to $628,791 for the same period in 1996. For the quarter and nine months ended September 30, 1997, equipment revenues were $1,270,127 and $2,268,192, respectively, compared to $197,406 and $111,259, respectively for the same periods in 1996. These increases in equipment revenue are due to shipments in 1997 to the U.S. Navy of AN/USQ-120 data terminal sets.

Contract research and development revenues were $711,705 and $197,406 for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996 such revenue was $1,496,268 and $517,352 respectively. These increases are due primarily to higher activity on commercial contracts in 1997 than in 1996.


COST OF SALES
---------------------
Equipment cost of sales for the three months ended September 30, 1997 and 1996 was $901,241 (71.0% of revenue) and $13,571 (64.2% of revenue), respectively. For the nine months ended September 30, 1997 and September 30, 1996, such cost was $1,710,910 (75.4% of revenue) and $49,883 (44.8% of revenue), respectively. Contract research and development cost of sales for the three and nine months ended September 30, 1997 was $596,280 (83.8% of revenue) and $1,087,803
(72.7% of revenue), respectively.

For the same periods in 1996, such costs were $196,593 (99.6% of revenue) and $732,258 (141.5% of revenue), respectively. As a percentage of revenue, cost of sales was higher in 1996 than in 1997 mainly because of unabsorbed fixed overhead costs in 1996 due to low revenue volume.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
---------------------------------------------------------------------------
Selling, General and Administrative expenses were $180,434 for the quarter ended September 30, 1997 compared to $228,458 for the same quarter in 1996 due mainly to lower salary and travel expenses.

For the nine-months period in 1997 and 1996 such expenses were $723,560 and $626,254 respectively.


INTEREST EXPENSE
---------------------------
Interest expenses was $33,469 versus $33,937 for the quarters ended September 30,1997 and 1996, respectively. For the nine months ended September 30, 1997 and September 30, 1996, interest expense was $101,827 and $81,209, respectively. The higher amounts in 1997 are due to higher notes payable than in 1996.

NET INCOME
-----------------
Net Income for the quarter ended September 30, 1997 was $287,102 versus a loss of $327,148 for the same quarter in 1996. This resulted in net income for the nine months ended September 30, 1997 of $31,235 versus a net loss of $1,053,639 for the same period in 1996. The improvement is due mainly to substantially higher revenues in 1997.


LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
The Company's financial statements for the quarter ended September 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had net income of $287,102 in the quarter ended September 30, 1997, and as of September 30, 1997 had an accumulated deficit of $11,247,408. At September 30, 1997 the Company had negative working capital of $1,047,063 compared to negative working capital of $125,657 at December 31, 1996. For the quarter ended September 30, 1997 the Company used $3,949 for operating activities. For the same period in 1996, the Company used $43,566. The Company expects to continue to incur substantial expenditures to expand its commercial wireless communications business and has formed a strategic alliance with Safeguard Scientifics (Delaware), Inc, as well as entered into a consulting services agreement with Mobile Broadcasting Corporation (see 1996 Financing). In 1996, the Company completed a debt financing of $641,500 (see 1996 Financing). In addition, the Company will consider the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial and military programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. At September 30, 1997 notes payable included $954,000 to creditors who have authorized deferral to 1998 of any principal repayment.

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

                     Mikros Systems Corporation
                            (Registrant)



Dated: November 11, 1997      /s/ Joseph R. Benek
                ---------------------------------
                         Joseph R. Benek
                         Vice President, Finance
                         and Chief Accounting Officer