Form 10-K
period 1997-12-31
MIKROS SYSTEMS CORP
filed 1998-11-13
CIK 317340

MIKROS SYSTEMS CORPORATION

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                            ---------------
                               FORM 10-K
                            ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997. Commission file number 2-67918

                      MIKROS SYSTEMS CORPORATION
                      --------------------------
         (Exact name of Registrant as specified in charter)

            Delaware                        14-1598200
            --------                        -----------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)

707 Alexander Road, Suite 208, Princeton, New Jersey 08540
  (Address of principal executive offices, Including Zip Code)

Registrant's Telephone Number, including area code: 609-987-1513
                                                    ------------

Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  None

                   Common Stock, $.01 par value
            Convertible Preferred Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [ ] Yes   [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of November 9, 1998, was approximately
$1,140,000, computed by multiplying the average of the bid and asked price quoted by National Quotation Bureau, Inc. for such stock by the amount that the total shares outstanding exceeded the shares beneficially owned by officers, directors and the principal shareholders of the registrant. Such determination shall not, however, be deemed to be an admission that any such shareholders are "affiliates" as defined in Rule 405 under the Securities Act of 1933. The number of shares outstanding of the Registrant's $.01 par value common stock as of November 9, 1998 was 14,251,452.

The following documents are incorporated by reference into the Annual Report on Form 10-K: None.

PART I

Item 1.  Description of Business
--------------------------------

Introduction
------------

Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center. The Company was incorporated under the laws of the State of Delaware in 1978 and acquired all rights of General Electric Venture Capital Corp., a subsidiary of General Electric Company, to certain microcomputer technology. The Company's headquarters are located at 707 Alexander Road, Suite 208, Princeton, New Jersey; telephone (609)987-1513.

Mikros Systems Corporation became an established US Navy defense contractor in 1987 and continued to supply advanced technology and equipment for ten years to the US Navy and Air Force. The Company was capitalized with more than $15 million to engage in engineering and manufacturing for these customers supplying advanced communication equipment using cutting edge technology.

The knowledge base and proprietary technology developed was recognized as applicable to the rapidly expanding wireless business in the commercial sector. The rigorous radio transmission environment as well as the challenges of underwater signal processing required Mikros employees to invent new methods to optimize the bandwidth for a higher data throughput.

In 1995, the Company decided to also pursue commercial contracts which would employ these advanced techniques to enhance the data transmission rates in the AM and FM radio spectrum.

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in Mikros in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Initially, Safeguard invested $1 million in MBC for 75% ownership whereas Mikros owned the remaining 25%. Mikros share in MBC was subsequently diluted to 18%, as a result of an additional capital investment of $1,200,000 by Safeguard. (see Note B of Notes to Financial Statements).

Data Design and Development Corporation (3D) was also founded in 1996 as part of the Safeguard Scientific agreement and retains ownership of the AM and FM technology. 3D has licensed the FM technology rights in North America to Mikros and the AM technology rights in North America to MBC. Mikros owns 1/3 of 3D, certain Mikros shareholders own another 1/3, and Safeguard owns the remaining 1/3.

The Common Shipboard Data Terminal System contract consumed most of the technical resources of the Company in 1997. The contract with the US Navy provided for the purchase of units periodically over the life of the contract. The delivery of the initial units under the contract resulted in a severe negative cash flow. This limitation of resources and the delays in the initial delivery of units hampered the Company s ability to market such systems internationally.

As a result, the Company s Board of Directors determined that it would be in the best interest of the shareholders to sell the government contracts and use the proceeds to focus exclusively on the commercial contracts, particularly the AM radio data casting.

Mikros entered negotiations in late 1997 for the sale of the military contracts to General Atronics Corporation(GAC).

The resulting transaction included a $600,000 cash payment and a 2% royalty to be paid to Mikros over four years on all data terminal set sales. In addition, GAC is obligated to supply $1 million in engineering services to Mikros which will be expended on the AM data program with MBC. The Company believes these development efforts should yield preliminary laboratory test results in October, 1998, and allow commencement of alpha field trials at AM radio stations in November 1998.

Mikros commercial business assets now consist of both the original FM technology and the AM Radio technology. Continued development of the FM technology has been postponed in order to direct all of the Company s resources to the AM Radio technology.

The initial customer for the AM technology is MBC. MBC has the North American rights and will be the first customer to apply the Mikros technology. 3D Corporation owns the rights for other parts of the world and will license the rights to MBC, Mikros or others.

Management believes Mikros program to develop high speed digital radio has positioned the Company at the very cutting edge of digital radio. Digital radio has been under development for a number of years by some corporations. The proposed Mikros approach has the prospect of delivery of the data in a robust manner that will have the same signal strength as the basic radio signal.


The digital radio system Mikros is developing for AM radio data transmission will allow simultaneous broadcasting of the present radio signal with a digital channel to be used for the high quality FM music or additional clear voice channels. This will be accomplished with no disturbance to the existing radio channel. In effect the radio broadcaster will be able to provide more channels or equivalent stations from the same radio transmitters. This system will require a minor modification to the radio station transmitter which will not require new FCC approvathe adjacent channel interference is avoided.

While the new technology can be made available to all AM receivers, initially, the automotive market will be addressed due to its size and its dependence on wireless transmissions. A car radio equipped with the proposed AM technology will be able to receive a variety of additional information such as traffic alerts, weather, sports and financial information, books on tape. The Company believes that eventually the digital receiver will be supplied in radios from the original equipment manufacturer.

Other companies are pursuing compact disk quality sound for car radios by using a constellation of satellites to relay the data to the car. However, there are 5500 AM radio stations in the United States. Therefore, management believes its technology is a low cost solution for the broadcasters using the existing AM radio infrastructure.

Marketing
---------

The Company is focused on developing interest in its AM technology. Other than its relationship with MBC, there are no other programs being pursued.

Backlog
-------

As of December 31 1997, the Company had a backlog of $380,000 compared to approximately $3,800,000 at December 31, 1996 and $50,000 at December 31, 1995.

Engineering
-----------

Engineering is a critical factor in the development of the Company's present and future products. The Company is presently subcontracting its development work to General Atronics Corporation, a high technology company mainly involved in communications and radar equipment for the US Department of Defense and allied countries. GAC hired key Mikros engineers to continue the AM project when Mikros downsized.

Research and Development
------------------------

In 1994, the Company began research on a method of optimizing spectrum efficiency for wireless communications in radio data broadcasting and Personal Communications Services (PCS) markets and has continued this effort.

Patents
-------

In addition to an already existing patent, the Company in 1994 filed a patent application on certain digital signal processing technology. The patent was issued in the third quarter of 1998.

Competition
-----------

High technology products such as wireless technology often require large investments of both money and talent. Many large companies with greater financial and human resources than the Company are currently investing heavily in products that compete directly with the Company's products. There is no assurance that the Company's products can be successfully marketed against such competition.

Being first in the market with new high technology is a critical factor in a company's success in the market. There is no assurance that the Company will be able to introduce new products to the market before any of its competitors.

Employees
---------

As of October 31, 1998, the Company had two executive and one administrative employees.

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

Inventories
-----------

The Company's inventory at December 31, 1997 had an aggregate value of approximately $5,000 and consisted of work-in-process. This compares to inventories of approximately $153,000 at December 31, 1996, which was comprised of raw materials and work-in-process.

Source of Supply
----------------

The Company purchases all components and supplies for the manufacture of its products from a variety of sources, domestic and foreign.


Year 2000 Compliance
--------------------

The Company s present accounting system is not Year 2000 compliant. The Company plans to obtain an updated accounting system to remedy such non-compliance. The Company does not anticipate such investment to have a material adverse effect on the Company.

Risk Factors
------------

History of Losses, Lack of Liquidity; Working Capital Deficit. The Company incurred a net loss of $604,500, $1,447,641 and $647,673 for the years ended December 31, 1997, December 31, 1996 and 1995 respectively. As of December 31, 1997, the Company had an accumulated deficit of $11,883,193 and had negative working capital of $1,518,961. In addition, the Company expects to incur substantial expenditures to expand its commercial wireless communications business. The Company s working capital, plus revenue from its royalty agreement with GAC will not be sufficient to meet such objectives as presently structured. There can be no assurance that the Company will achieve a profitable level of operations in the future.

Additional Financing Requirement; Merger and Partnering Opportunities. In May 1996, the Company completed a series of debt financings that raised an aggregate of $641,500. In November 1996, the Company consummated an equity financing that raised an aggregate of $1,000,000. In addition, the Company will consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company s commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company s operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to further curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company, if coupled with a material shortfall from the Company s current operating plan, may

Uncertainty of Market Acceptance. In 1995, the Company expanded its initiatives in commercial wireless communications in the current and emerging radio data broadcasting and the personal communications service markets. Market acceptance of the Company s products in the commercial sector will be determined in large part by the Company s ability to develop commercial products based on advanced wireless communications technology originally developed for the military and its ability to demonstrate the cost-effectiveness and performance features of such products. To date, the Company has limited evidence with which to evaluate the market reaction to its products in the commercial sector because there has been limited commercial experience with these products. There can be no assurance that the Company s products will achieve market acceptance.

Limited Marketing Experience. The Company will be required to develop a marketing and sales network that will effectively demonstrate the advantages of its commercial sector products over competing products. The Company s marketing experience with its new commercial products is limited, and the Company has not yet sold any of these products. The Company currently performs all its marketing through its own employees and through MBC. There can be no assurance that the Company will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, or that it will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms.

Government Regulation. Under current Federal Communications Commission ( FCC ) regulations, designated portions of the FM radio broadcast spectrum, known as subcarriers, may be used to transmit information in addition to normal station programming. Listeners with specially equipped FM radios can decode the subcarrier information, while standard FM radios continue to receive normal radio station programs. FM subcarrier broadcasting currently represents a $100 million industry operating within well-established and stable FCC regulatory guidelines. Any significant change in these regulatory requirements or the enforcement thereof could adversely affect the Company s prospects.

Rapid Technological Change; Potential Infringement. The market for the Company s products and planned products is characterized by rapid changes in technology including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on the Company s business. The Company s future success will depend in part on its ability to continually enhance its current products and to develop or acquire new products that address the needs of its customers. There can be no assurance that the Company will be successful in developing such new products that respond to technological changes. There can be no assurance that research and development by competitors will not render the Company s technology obsolete or uncompetitive. In addition, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against the Company. While the Company is not aware of any such claims, no infringement studies have been conducted on behalf of the Company.

Competition. High technology products such as the products made and being developed by the Company often require large investments of both money and talent. Many large entities with greater financial, technical and human resources than the Company are currently investing heavily in products that compete directly with the Company s products. There is no assurance that the Company s products can be successfully marketed against such competition. In addition being first in the market with new high technology is a critical factor in a company s success in the market. There is no assurance that the Company will be able to introduce new products to the market before any of its competitors. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect the Company s results of operations.

Potential Dilutive Effect of Preferred Stock, Warrants and Options; Possible Adverse Effect on the Company s Ability to Obtain Additional Financing. The outstanding securities of the Company include shares of convertible preferred stock, options and warrants. During the respective terms of the options and warrants, and when the preferred stock is outstanding, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock, causing a dilution of the interests of existing stockholders. Thus, the terms on which the Company may obtain additional financing during that period may be adversely affected. The holders of preferred stock, options, and warrants might be expected to exercise their respective rights to acquire Common Stock at a time when the Company would, in all likelihood, obtain needed capital through a new offering of securities on terms more favorable than those provided by these outstanding securities. In the event that such holders exercise their rights to acquire shares of Common Stock at such time, the net tangible book value per share of the Common Stock might be subject to dilution.

Potential Future Sales. Future sales of shares by existing stockholders under Rule 144 of the Securities Act or through the exercise of outstanding options or otherwise could have a negative impact on the market price of the Common Stock. The Company is unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for the Common Stock of the Company, the personal circumstances of the sellers and a variety of other factors. Any sale of substantial amounts of Common Stock or other securities of the Company in the open market may adversely affect the market price of the securities offered hereby and may adversely affect the Company s ability to obtain future financing in the capital markets as well as create a potential market overhang.

No Dividends. The Company has never paid cash dividends on its Common Stock. Any payment of cash dividends in the future will depend upon the Company s earnings (if any), financial condition and capital requirements. In addition, the Company has executed certain loan agreements, which prohibit the payment of a dividend on the Common Stock as long as such agreements are in place. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of the securities offered hereby.

Public Market; Possible Volatility of Stock Price. The Company s Common Stock currently is traded over-the-counter on the NASD Bulletin Board. There can be no assurance that an active market in any of the Company s securities will be sustained. Absent a public trading market, an investor may be unable to liquidate its investment. The Company believes that factors such as the Company s and its competitors announcements of the availability of new services and new contracts, quarterly fluctuations in the Company s financial results and general conditions in the communications industry could cause the
price of the Common Stock to fluctuate substantially.   In addition, stock
markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Concentration of Share Ownership. The Company s directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 56.4% (without giving effect to any outstanding options, warrants or other convertible securities) of the outstanding Common Stock and will have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of directors of the Company. In addition, such influence by management could have the effect of discouraging others from attempting to take-over the Company, thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.

Anti-Takeover Provisions. The Company has authorized 4,040,000 shares of preferred stock, which may be issued by the Board of Directors on such terms, and with such rights, preferences and designations as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the company. The 2,281,663 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control of the Company. In addition, certain anti-takeover provisions of the Delaware General Corporation Law (the DGCL ), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

Item 2.  Properties
-------------------

The Company owns no real property. The company is currently leasing office space from Daily Plan It (see Exhibit 10.27).


Item 3.  Legal Proceedings
---------------------------

The Company was notified during 1998 of two pending lawsuits. The total amount of the claims under such lawsuits equals $17,312. The amount is included in accrued expenses and obligations under capital leases on the balance sheet and relates to back wages and leased equipment.

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

                                               Bid
                                          High      Low
1997
  First Quarter                           $2.9375 $1.375
  Second Quarter                           1.5625   .59375
  Third Quarter                             .8125   .3125
  Fourth Quarter                            .5625   .1875

1996
  First Quarter                            1.50     .3125
  Second Quarter                           1.00     .50
  Third Quarter                            2.75     .625
  Fourth Quarter                           3.375   1.875

1995
  First Quarter                             .15     .05
  Second Quarter                            .5625   .07
  Third Quarter                             .875    .25
  Fourth Quarter                            .875    .25

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

As of November 9, 1998, the Company had 487 holders of record of its Common
Stock.
     The following information relates to all securities of the Company sold by the Company within the year ended December 31, 1997 which were not registered under the securities laws at the time of grant, issuance and/or sale:
     1. The Company has, during the year ended December 31, 1997, issued 945,500 shares of Common Stock pursuant to the terms of outstanding options and warrants, which, at the time of issuance, had not yet been registered under the securities laws.
The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under Section 4(2)
of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution.
Item 6.  Selected Financial Data (1)
------------------------------------
                                         YEARS ENDED DECEMBER 31,
                          1997       1996       1995       1994      1993
                      --------------------------------------------------------
INCOME STATEMENT
 Total Revenue       $5,097,432     859,100  $3,379,897  $4,445,468 $2,909,202
 Net Income (Loss)     (604,550) (1,447,641)   (647,673)    151,635    447,140

 Income (Loss) per
  common share-Basic      (.05)        (.18)       (.10)        .01        .08
Fully Diluted             (.05)        (.18)       (.10)        .01        .08
 Weighted average
 number of common
 shares outstanding-
 Basic               12,688,327   8,382,383   7,285,441   8,415,576  5,407,994

BALANCE SHEET
 Current Assets         555,430   1,204,944     283,309   1,405,554    518,289
 Current Liabilities  2,074,391   1,330,601     604,527   1,118,537    304,246
 Total Assets           676,023   1,497,294     546,995   1,641,001    806,006
 Long-Term Liabilitie    81,166   1,080,052     423,319     368,142    500,323
 Total Liabilities    2,155,557   2,410,653   1,027,846   1,486,679    804,569
 Shareholders' Equity
  (Deficiency)       (1,479,534)   (913,359)   (480,851)    154,322      1,437

(1) The above data should be read in conjunction with the financial statements of the Company included elsewhere herein.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

Results of Operations, General: Historically, the Company derived a large percentage of its revenues from government contracts. In the last three years, the Company has been developing commercial applications. While the financial data presented reflects the Company s financial history, it cannot predict future results as the Company divested its government contracts early in 1998. The Company s current focus is solely on the development of its AM data casting program.

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking
terminology such as  believes,   expects,   may, will, should or  anticipates
or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, Year 2000 compliance, products under development, size of markets for products under development and other statements regarding matters that are not historical facts, involve predictions. The Company s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-K. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: changes in business conditions, Year 2000 Compliance of the Company s and other vendors products and related issues, changes in Mikros sales strategy and product development plans, changes in the radio digital data marketplace, competition between Mikros and other companies that may be entering the radio digital data marketplace, competitive pricing pressures, market acceptance of Mikros products under development, and delays in the development of products.

1997 vs. 1996:
--------------

Total revenues in 1997 were approximately $5,097,000 compared to $859,000 in 1996, an increase of 493.4%.

In 1997, revenues from research and development contracts were approximately $1,856,000 or 36.4% of total revenues as compared to $702,000 or 81.7% of total revenues in 1996. Revenues from equipment sales in 1997 were approximately $3,241,000 or 63.6% of total revenues compared to $157,000 or 18.3% of total revenues in 1996. The increase in revenues in the equipment sales category were primarily from a U.S. Navy contract. The increase in Research & Development revenues is due primarily to commercial contracts including a related party.

Total cost of sales in 1997 was approximately $3,601,000 or 70.6% of total revenues as compared to $826,000 or 96.1% of total revenues in 1996. Contract R & D cost of sales in 1997 was approximately $1,336,000 or 72% of Contract R & D revenues compared to $713,000 or 101.6% in 1996. In both 1997 and 1996 the high cost of sales percentages for Contract R & D sales are due in part to certain contracts on which revenues exactly matched the costs. Except for such contracts, the cost of sales percentages for Contract R & D sales would be 70.4% and 83.1% for 1997 and 1996 respectively.

General and Administrative expenses were approximately $1,088,000 in 1997 compared to $896,000 in 1996. Interest expense in 1997 amounted to approximately $135,000 versus $126,000 in 1996. This increase is due to the higher level of debt during 1997 and corresponding interest payments
(see 1996 Financing).

In 1997, the Company incurred approximately $719,000 or 14.1% of total revenues on research and development costs related to the development of a military communication system application and 159,000 or 3.1% of total revenues, for research and development costs for commercial applications of its FM technology. This is compared to $457,000 or 53% of total revenues for the FM commercial application in 1996.

The Company recorded a net loss for 1997 of approximately $605,000 compared to a net loss for 1996 of approximately $1,448,000. The loss in 1997 is due to the significant level of research and development cost born by the company. The 1996 loss was high due to delays in government contracts and commercial research and development costs.

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

General and Administrative expenses were approximately $896,000 in 1996 compared to $856,000 in 1995. Interest expense in 1996 amounted to approximately $126,000 versus $57,000 in 1995. This increase is due to the higher level of debt during 1996 and corresponding interest payments
(see 1996 Financing).

In 1996, the Company incurred $457,000, or 53% of total revenues, for research and development expenditures on commercial application of its FM technology compared to $238,000 or 7% of total revenues in 1995.

The Company recorded a net loss for 1996 of approximately
$1,448,000 compared to a net loss for 1995 of approximately
$648,000. The greater loss in 1996 is due to the significantly lower level of revenues and to higher spending on research and development in 1996.

1995 vs. 1994:
--------------

Total revenues in 1995 were approximately $3,380,000 compared to $4,445,000 in 1994, a decrease of 24%.

In 1995, revenues from research and development contracts were approximately $1,990,000 or 58.9% of total revenues as compared to $3,048,000 or 68.6% of total revenues in 1994. Revenues from equipment sales in 1995 were approximately $1,390,000 or 41.1% of total revenues compared to $1,397,000 or 31.4% of total revenues in 1994. The decrease in contract research and development revenues in 1995 versus 1994 is due primarily to a reduction in U.S. Navy funding for such efforts.

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

General and Administrative expenses were approximately $856,000 in 1995 compared to $850,000 in 1994. Interest expense in 1995 amounted to approximately $57,000 in 1995 versus approximately
$61,000 in 1994.

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

In 1997, the Company had negative cash flow from operations of approximately $185,000 compared to negative cash flow from operations of approximately $1,090,000 in 1996 and negative cash flow from operations of $55,000 in 1995. There was negative working capital $1,519,000 as of December 31, 1997, negative working capital of $126,000 at December 31, 1996 and negative working capital of $321,000 in 1995.

As of December 31, 1997, the Company was in arrears on its December interest payments and could not meet its principal repayment obligation in 1998. Management is attempting to restructure its note obligations with related parties and other note holders. During 1998, management has divested its military contracts to General Atronics Corporation (see Exhibits 10.25, and 10.26). In addition, the Company has negotiated a settlement with over 80% of its vendor accounts payable (see Note S to the Financial Statements).

A substantial portion of the Company s costs and expenses is represented by labor and related benefits. In 1997, the Company decreased its number of employees from 24 to 19. As of October 31, 1998, there were three employees.

Commencing April 10, 1998, for a period of four years, the Company will receive a royalty of 2% of all data terminal sales by General Atronics Corporation. The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter.

1996 Financing
--------------

In a series of events from February through May 1996, the Company raised an aggregate of $641,500 in debt financing pursuant to the issuance of secured promissory notes.

The promissory notes are for a term of approximately eighteen months and include an interest rate of 12% on the unpaid balance. The notes are convertible into Common Stock at a rate of one Common Share for each dollar of debt. The first interest payment was due on June 15, 1996 and quarterly thereafter. The principal payments have been deferred until March 31, June 15, and September 15, 1998. The notes are secured by the assets of the Corporation. As additional consideration, warrants for the purchase of common stock were granted (the number of shares were based on the amount of the promissory note and equal to five shares to each dollar). The warrant price is $.01 per share.

The following officers and directors participated in the 1996 financing: Wayne E. Meyer, Thomas J. Meaney, Frederick C. Tecce,
Deborah A. Montagna and Patricia A. Bird. Deborah Montagna separated from the Company in March, 1998.

As of December 31, 1997, the Company was in arrears for the interest payment due in December 1997.

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

Pursuant to the Purchase Agreement, as long as SSI owns one percent (1%) or more of the Company's outstanding equity securities, on a fully-diluted basis, the Company is obligated to, among other things: (i) permit SSI to inspect the operations and business of the Company; and (ii) fix and maintain the number of Directors on the Board of Directors at eight (8) members. In addition, the Purchase Agreement also provides that as long as SSI owns such one percent (1%), the Company is subject to certain negative covenants, including, among other things, restrictions on:
(i) transactions with affiliates of the Company; (ii) certain indebtedness; and
(iii) amendments to the Company's Certificate of Incorporation and Bylaws.

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

Also in connection with the transaction, certain of the Company's
AM and FM technology was transferred to Data Design & Development Corporation, a Delaware corporation ("3D"), pursuant to a contribution agreement. Under the contribution agreement, each of the Company, SSI and certain debtholders of the Company (including each of the Management Shareholders) owns one-third of the issued and outstanding capital stock of 3D. Pursuant to the License Agreement, 3D granted to the Company an exclusive, royalty-free perpetual right and license in and to the development and marketing of FM technology in the United States, Canada and Mexico. Pursuant to the Technology License Agreement, 3D granted to Mobile Broadcasting Corporation ("MBC"), a Delaware corporation, a royalty-free, exclusive, perpetual right and license in and to the marketing of the AM technology in the United States, Canada and Mexico. Initially, SSI owned 75% of the issued and outstanding capital stock of MBC and the Company owned 25% of such capital stock.

Finally, the Company entered into a Consulting Services Agreement with MBC pursuant to which the Company provided consulting services to MBC for the development of the AM technology.

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

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest in exchange for shares of Common Stock and Preferred Stock issued by the Company. In return for a reduction in debt of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Preferred Stock which provides for an annual cumulative dividend of $.10 per share. The Investor Notes were modified to provide for principal payment in sixteen quarterly payments beginning January 1, 1994 and ending on October 1, 1997.

Interest on the unpaid principal balance is due in quarterly payments beginning March 31, 1994 and as of December 31, 1997, the Company was in arrears for the interest payment due December 31, 1997. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. In addition, the Investors have authorized deferral of principal payments until March 31, June 15 and September 15, 1998.


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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------

Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

     The current members of the Board of Directors of the Company are as follows:


                              Served as a         Positions with
Name                Age       Director Since      the Company

Joseph R. Burns      61            1984           Director

F. Joseph Loeper     54            1997           Director

Thomas C. Lynch      55            1997           Director

Thomas J. Meaney     63            1986           President,
                                                  Chairman of the Board and
                                                  Director

Wayne E. Meyer       73            1988           Director

Frederick C. Tecce   63            1996           Director

John B. Torkelsen    53            1985           Director


     The principal occupation and business experience, for at least the past five years, of each nominee is as follows:

     Joseph R. Burns was a Director and President of the Company from May 1984 until July 1986. From July 1986 until December 1986, Dr. Burns was Chairman of the Company. From January 1987 until April 1988, Dr. Burns was a consultant to the Company. From April 1988 to March 1998, Dr. Burns served has Senior Vice President and Chief Scientist of the Company. From March 1998 to present Dr. Burns serves as Executive Vice President of Ocean Power Technologies, Inc. Dr. Burns currently serves as a Director.

     F. Joseph Loeper has been a Director of the Company since February 1997. He was first elected to the Pennsylvania Senate in 1979 to represent the 26th Senatorial District and continues to serve in this capacity. He currently serves as Majority Leader of the State Senate. Senator Loeper also serves as a member of the Board of Governors of the State System of Higher Education and is a Pennsylvania Commissioner on the Delaware River Port Authority.



     Thomas C. Lynch has been a Director of the Company since February 1997.
He serves as Senior Vice President for Safeguard Scientifics, Inc. since retiring at the rank of Rear Admiral, U.S. Navy in November 1995. Mr. Lynch serves on the Boards of OAO International, Sanchez Computer Associates, Eastern Technology Council, Safeguard Scientifics International and Enhanced Vision Systems Inc.

     Thomas J. Meaney has been a Director of the Company since July 1986 and Chairman of the Board since June 1997. He was appointed President in June 1986 and continued to serve until February 1997. On September 30, 1998, he was reappointed President of the Corporation. From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated ("RVSI"), a manufacturer of robotic vision systems. Mr. Meaney served as a Director of RVSI until 1991 when he resigned from the post. Prior to 1983 and for more than five years, he was Vice President - Business Development, International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems.

     Wayne E. Meyer has been a Director of the Company since April 1988 and Chairman of the Board 1990 to 1997. From 1986 to present he has been the Founder and President of the W.E. Meyer Corporation which engages in consulting and advice to industry, government and academic institutions in matters of system engineering, project management, strategic planning and military and electronic designs. He enlisted in the U.S. Navy as an Apprentice Seaman in 1943 and retired in 1985 in the rank of Rear Admiral. As a national authority on Ballistic Missile Defense, he serves on numerous boards, groups and panels.

     Frederick C. Tecce has been a Director of the Company since July 1996. Mr. Tecce is of Counsel to Klett Lieber Rooney & Schorling. Previously, Mr. Tecce was Counsel to Pepper, Hamilton and Scheetz. Since 1995, he has served as Co-Chairman of the Executive Committee of the Eastern Technology Council. In 1996, Mr. Tecce was named Chairman of the Finance Committee of the Pennsylvania Schools Employees Retirement Systems.

     John B. Torkelsen has been a Director of the Company since June 1985 and has served as Secretary of the Corporation from June 1985 until April 25, 1996. Mr. Torkelsen has been President of Princeton Venture Research, Inc., a financial research and consulting firm located in Princeton, New Jersey from November 1984 to the present. He is also a Director of Voice Control Systems, Inc., a voice recognition technology company; Objective Communications, Inc., a video communications company; and Princeton Video Image, Inc. a developer of video insertion systems for the television broadcast industry.

     None of the Company's Directors or executive officers is related to any other Director or executive officer of the Company. In connection with the acquisition of certain debt and equity instruments of the Company from third parties, Messrs. Burns, Meaney, Meyer, Torkelsen and Tecce (collectively, the Investors") have the right to designate 2/7ths of the Board of Directors of the Company. See Certain Relationships and Related Transactions. There are currently seven members of the Board.

     The following table identifies the current executive officers of the
Company:

                              Capacities in       In Current
Name                Age       Which Served        Position Since


Thomas J. Meaney     63       President,          September 1998
                              Chairman of the
                              Board and Director

Patricia A. Bird     32       Secretary and       September 1998
                              Treasurer

Item 11.  Executive Compensation
--------------------------------

Summary of Compensation in Fiscal 1997, 1996 and 1995

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 1995, 1996 and 1997.

                        SUMMARY COMPENSATION TABLE
                                 Annual
                             Compensation(1)

  Name and Principal Position
                                      Year        Salary ($)
  Thomas J. Meaney, President

                                      1997        145,466
                                      1996        140,263
                                      1995        149,550


Joseph R. Burns, Senior Vice President

                                      1997       113,200
                                      1996       108,012
                                      1995       116,313




(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.

(2)  Mr. Burns served as Senior Vice President until his resignation in March
     1998.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------

Common Stock

     The following table sets forth certain information, as of November 9, 1998 with respect to holdings of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                  Amount and Nature
                                   of Beneficial       Percent
     Name of Beneficial Owner      Ownership(1)        Of Class

(i)  Certain Beneficial Owners:

     Safeguard Scientifics          7,371,000(2)        37.4
      (Delaware) Inc.
     800 The Safeguard Building
     435 Devon Park Drive
     Wayne, PA 19087-1945

     Transitions Two,               2,137,775(3)        13.4
       Limited Partnership
     920 Hopmeadow Street
     Simsbury, Connecticut 06070

(ii) Nominees:

     Joseph R. Burns                1,113,081(4)         7.7

     F. Joseph Loeper                 177,000(5)         1.2

     Thomas C. Lynch                       --             --

     Thomas J. Meaney               1,908,500(6)        12.9

     Wayne E. Meyer                 1,170,550(7)         8.0

     Frederick C. Tecce             1,425,000(8)         9.9

     John B. Torkelsen              1,878,383(9)        12.4

(iii)  All Current Directors and Officers as a Group
      (eight persons)              7,766,714(4)(5)(6)(7)(8)(9) 46.9

*    Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)  Includes 5,459,000 shares issuable upon exercise of warrants, and included
     504,916 shares of common stock granted by Safeguard to certain of its employees pursuant to a long-term incentive plan. Safeguard will continue to exercise voting rights with respect to these shares until the occurrence of certain vesting requirements.

(3)  Includes 250,000 shares issuable upon conversion of Convertible Preferred
     Stock plus 1,750,275 shares issuable upon conversion of Series B Stock.

(4) Includes 14,748 shares issuable upon conversion of Series B Stock and 100,000 shares issuable upon the exercise of warrants.

(5)  Includes 75,000 shares issuable upon the exercise of warrants    and
     100,000 issuable upon the exercise of options.

(6)  Includes 50,000 shares issuable upon conversion of Convertible Preferred
     Stock plus 199,500 shares issuable upon conversion of Series B Stock and 275,000 shares issuable upon the exercise of warrants.

(7) Includes 30,000 shares issuable upon conversion of Series B Stock and 100,000 shares issuable upon the exercise of options and 318,750 shares issuable upon the exercise of warrants.

(8)  Includes 100,000 shares issuable upon the exercise of warrants.

(9)  Includes 130,000 shares held of record by Princeton Venture Research,
     Inc., a corporation wholly owned by Mr. Torkelsen. Also includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Stock. The Series B Stock is held of record by Princeton Venture Research, Inc.

Convertible Preferred Stock

     The following table sets forth certain information, as of November 9, 1998, with respect to holdings of the Company's Convertible Preferred Stock by
(i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Convertible Preferred Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                Amount and Nature
                                   of Beneficial        Percent
     Name of Beneficial Owner      Ownership(1)         of Class

(i)  Certain Beneficial Owners:

(ii) Nominees:

     Joseph R. Burns                     --                  --

     F. Joseph Loeper                    --                  --

     Thomas C. Lynch                     --                  --

     Thomas J. Meaney                    50,000             19.6

     Wayne E. Meyer                      --                  --

     Frederick C. Tecce                  --                  --

     John B. Torkelsen                  202,500             79.4

(iii) All Current Directors and Officers as a Group
     (eight persons)                    252,500             99.0


(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Series B Stock

     The following table sets forth certain information, as of November 9, 1998, with respect to holdings of the Company's Series B Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series B Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii) all current directors and officers as a group.

                                  Amount and Nature
                                     of Beneficial           Percent
     Name of Beneficial Owner         Ownership(1)           of Class

(i)  Certain Beneficial Owners:

     The Mercantile & General              91,342            8.1
        Reinsurance Company, PLC
     Moorfields House
     Moorfields
     London EC2Y 9AL

     Transitions Two, Limited Partnership  583,425           51.6
     920 Hopmeadow Street
     Simsbury, Connecticut 06070

(ii) Nominees:

     Joseph R. Burns                        4,916            *

     F. Joseph Loeper                       --               --

     Thomas C. Lynch                        --               --

     Thomas J. Meaney                      66,500            5.9

     Wayne E. Meyer                        10,000            *

     Frederick C. Tecce                     --               --

     John B. Torkelsen                    231,961(2)        20.5

(iii) All Current Directors and Officers as a Group
     (eight persons)                      313,377           27.7

*    Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Held of record by Princeton Venture Research, Inc., a corporation wholly owned by Mr. Torkelsen.

Series C Stock

     The following table sets forth certain information, as of November 9, 1998, with respect to holdings of the Company's Series C Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series C Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii) all current directors and officers as a group.

                                   Amount and Nature
                                     of Beneficial          Percent
     Name of Beneficial Owner         Ownership(1)           of Class

(i)  Certain Beneficial Owners:

     Transitions Two, Limited Partnership     5,000           100.0
     920 Hopmeadow Street
     Simsbury, CT 06070

(ii) Nominees:

     Joseph R. Burns                         19,500(2)          79.6

     F. Joseph Loeper                           --               --

     Thomas C. Lynch                            --               --

     Thomas J. Meaney                        19,500(2)          79.6

     Wayne E. Meyer                          19,500(2)          79.6

     Frederick C. Tecce                      19,500(2)          79.6

     John B. Torkelsen                       19,500(2)          79.6


(iii) All Current Directors and Officers as a Group
     (eight persons)                         97,500(2)          95.1


(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)  This number reflects warrants to purchase Series C Stock.


Series D Stock

     The following table sets forth certain information, as of November 9, 1998, with respect to holdings of the Company's Series D Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series D Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii)all current directors and officers as a group.

                                   Amount and Nature
                                      of Beneficial         Percent
     Name of Beneficial Owner         Ownership(1)          of Class

(i)  Certain Beneficial Owners:

(ii) Nominees:

     Joseph R. Burns                         138,000        20.0

     F. Joseph Loeper                        --               --

     Thomas C. Lynch                         --               --

     Thomas J. Meaney                        138,000        20.0

     Wayne E. Meyer                          138,000        20.0

     Frederick C. Tecce                      138,000        20.0

     John B. Torkelsen                       138,000        20.0


(iii) All Current Directors and Officers as a Group
     (eight persons)                         690,000        100.0


(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Item 13.  Certain Relationships and Related Transactions
-------------------------------------------------------

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

     In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of capital stock issued by the Company. In return for a reduction in principal of $416,875 and accrued interest of $273,125, the Company issued
2,750,000 shares of Common Stock and 690,000 shares of Series D Stock.  The
Investor Notes were modified to provide for 16 quarterly payments of principal beginning January 1, 1994 and ending October 1, 1997. The Investors have authorized deferral of all principal payments until 1998. Interest on the unpaid principal balance is payable quarterly commencing March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999.

     In a series of events from February through May 1996, the Company raised an aggregate of $641,500 in debt financing pursuant to the issuance of secured promissory notes.

     The promissory notes are for a term of approximately eighteen months and include an interest rate of 12% on the unpaid balance. The first interest payment was paid on June 15, 1996 and interest is due quarterly thereafter. The principal payments were to be paid on the fifteenth of March, June and September
1998. The notes are secured by the assets of the Corporation. As additional consideration, warrants for the purchase of common stock were granted (the number of shares were based on the amount of the promissory note and equal to five shares to each dollar). The warrant price is $.01 per share. As of December 31, 1997, the Company was in arrears for the December interest payment.
During 1998, the Company was unable to meet its note obligations and is currently working to restructure its debt to related and other parties.

     The following officers and directors participated in the 1996 financing:
Wayne E. Meyer, Thomas J. Meaney and  Patricia A. Bird.

     On May 31, 1989,  the Company retained the services of W.E. Meyer
Corporation to provide engineering and management consulting services to the Company. Under the agreement, the Company paid $1,000 to W.E. Meyer Corporation in 1997 for services rendered.

     On April 15, 1991, the Company retained the services of WVG Corporation, of which William V. Goodwin, a Director of the Company, was President, to provide operations management and technical consulting services until his death in 1997. Under the agreement, the Company paid $5,000 in cash to WVG
Corporation in 1997
for services rendered.

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

     3.1  Certificate of Incorporation [Exhibit 2(I)]
     3.2  By-laws [Exhibit 2(ii)]
     3.3  Form of Certificate of Amendment to Certificate of
          Incorporation [Exhibit 2(iii)]
     3.4 Form of Certificate of Amendment of Incorporation with respect to increase of authorized shares [Exhibit iv)]
     4.1  Certificate of Designations of Series B Preferred Stock and Series C
          Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12, 1988]
     4.2  Revised form of Series C Preferred Stock Purchase
          Warrant issued to Bishop Capital, L.P. as assigned to the Investors.
     4.3 Form of Series C Preferred Stock Purchase Warrant issued to Unicorn Ventures, Ltd., Renaissance Holdings
          PLC and Gartmore Information and Financial Trust PLC.
          [Exhibit 4.5 to Form 10-K for 1988 filed May 15, 1989]
     4.4 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors. [Exhibit 4.10 to Form 10-K for 1990 filed April 12, 1991]
     4.5 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors [Exhibit 4.11 to Form 10-K for 1990 filed April 12, 1991]
     4.6 Assignment and Sale Agreement dated October 27, 1992 by and among Renaissance Holdings PLC, acting by its Receivers, the Company, and each of the Investors and, as to Section 1.1 thereof only, the Chartfield Group, acting by its Receivers [Exhibit 4.1 to Form 8-K filed
          October 27, 1992]
     4.7  Loan Modification and Intercreditor Agreement dated
          October 27, 1992 by and among the Company and the Investors [Exhibit 4.2 to Form 8-K filed October 27,
          1992]
     4.8  Certificate of Designations of Serial Preferred Stock
          [Exhibit 4.16 to Form 10-K for 1993 filed March 30,
          1994]
    10.1 Loan Agreement dated April 26, 1988 between the Company and Bishop Capital, L.P. as assigned to the Investors
          [Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2  Security Agreement dated April 26, 1988 between the
          Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.2 to Form 8-K filed September 12,
          1988]
    10.3 Amendment to Loan Agreement and Promissory Note dated as of January 27, 1989 between Bishop Capital, L.P. as assigned to the Investors and the Company. [Exhibit
          10.4 to Form 10-K for 1988 filed May 15, 1989]
    10.4  Investment Agreement dated as of June 30, 1988 between
          Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.6 to Form 8-K filed September 12, 1988]
    10.5 Security Agreement dated June 30, 1988 from the Company to Unicorn Ventures, Ltd. and Unicorn Ventures II, L.P.
          as assigned to the Investors [Exhibit 10.9 to Form 8-K filed September 12, 1988]
    10.6 Registration Agreement dated as of June 30, 1988 between Unicorn Ventures, Ltd., Unicorn Ventures II,
          L.P., as assigned to the Investors and the Company
          [Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7 Consent and Amendment Agreement dated March 31,1989 as assigned to the Investors. [Exhibit 10.10 to Form 10-K for 1988 filed May 15, 1989]
    10.8  1988 Restricted Stock Award Plan. [Exhibit 10.20 to
          Form 10-K for 1988 filed May 15, 1989]
    10.9  Form of Restricted Stock Agreement. [Exhibit 10.21 to
          Form 10-K for 1988 filed May 15, 1989]
    10.10 Incentive Stock Option [Exhibit 10(c)(iii) to Form 10-K for the year ended December 13, 1981]
    10.11 Amended and Restated Stock Option Plan (1988)[Exhibit
          10.27 to Form 10-K for 1989 filed April 3, 1990]
    10.12 Security Agreement dated April 19, 1990 from Mikros to Bishop Capital, L.P. as assigned to the Investors
          [Exhibit 10.35 to Form 10-K for 1990 filed April 12,
          1991]
    10.13 Security Agreement dated April 19, 1990 from Mikros to
          Renaissance Holdings PLC as assigned to the Investors.
          [Exhibit 10.36 to Form 10-K for 1990 filed April 12,
          1991]
    10.14 Consent and Amendment Agreement dated as of April 19,
          1990 as assigned to the Investors. [Exhibit 10.37 to Form 10-K for 1990 filed April 12, 1991]
    10.15 Note Modification and Stock Purchase Agreement dated
          December 31, 1993. [Exhibit 10.47 to Form 10-K for
          1993 filed March 30, 1994]
    10.16 Promissory Notes dated December 31, 1993 in the amount of $100,000 to each of the Investors. [Exhibit 10.17 to Form 10-K for 1994 filed March 29, 1995]
    10.17 Authorizations for deferral of principal payments by each of the Investors [Exhibit 10.18 to Form 10-K for 1995 filed May 16, 1996]
    10.18 Common Stock and Warrant Purchase Agreement dated
          November 15, 1996 by and between Mikros Systems
          Corporation and Safeguard Scientifics (Delaware), Inc.
          [Exhibit 10.1 to Form 8-K filed November 18, 1996]
    10.19 License Agreement dated November 15, 1996 by and between Mikros Systems Corporation and Data Design and
          Development Corporation. [Exhibit 10.2 to Form 8-K filed November 18, 1996]
    10.20 Technology License Agreement dated November 15, 1996 by and among Data Design and Development Corporation,
          Mikros Systems Corporation and Mobile Broadcasting
          Corporation.  [Exhibit 10.3 to Form 8-K filed November
          18, 1996]
    10.21 Authorization for Deferral of principal payment by each of the investors together with Schedule of Deferrals.
          [Exhibit 10.22 to Form 10-K filed February 28, 1997]
    10.22 Form of Promissory Note together with Schedule of
          Investors.[Exhibit 10.23 to Form 10-K filed February 28, 1997]
    10.23 Form of 1996 Warrant with Schedule of Warrants.
          [Exhibit 10.24 to Form 10-K filed February 28,1997]
    10.24 Registration Statement of shares included in the Incentive Stock Option Plan (1981)and the 1992
          Incentive Stock Option Plan [Form S-8/S-3 filed
          April 25,1997]
    10.25 Contract to sell defense contracts to General Atronics
          Corporation dated April 10,1998
    10.26 Non-Compete agreement with General Atronics
          Corporation dated April 10,1998
    10.27 Lease agreement with the Daily Plan It for office space dated July 29, 1998



(b)  Not applicable
(c)  See (a) 3 above
(d)  Financial Statement Schedules

The following financial statements are incorporated herein:

Independent Auditors' Report

Balance Sheets at December 31, 1996 and 1997

Statements of Operations for the years ended December 31, 1995, 1996 and 1997

Statements of Shareholders' Equity (Deficiency) for the years ended December 31,
1995, 1996 and 1997

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

Notes to Financial Statements

                              SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated: November   , 1998
                          By: /s/
                          --------------------------------
                          Thomas J. Meaney, President,
                          Chairman of the Board, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


Signatures                                   Date


 /s/
------------------------------             November   , 1998
Joseph R. Burns, Director

 /s/                                       November   , 1998
------------------------------
F. Joseph Loeper, Director

 /s/                                       November   , 1998
------------------------------
Thomas C. Lynch, Director

 /s/                                       November   , 1998
------------------------------
Wayne E. Meyer, Director

 /s/                                       November   , 1998
------------------------------
Frederick C. Tecce, Director

/s/                                        November   , 1998
------------------------------
John B. Torkelsen, Director


Exhibit 10.25
                       AGREEMENT FOR SALE OF ASSETS

     This Agreement is made effective on the 10th day of April 1998, by and between Mikros Systems Corporation, a Delaware corporation, with its principal place of business in Princeton, New Jersey, (hereinafter Mikros ) and General
Atronics Corporation, a Pennsylvania corporation, with its principal place of business in Wyndmoor, Pennsylvania (hereinafter GAC ).

                                RECITALS

     A. GAC and Mikros are engineering firms who engage in research and development projects and who provide goods and services defense products technology (i.e., for military use exclusively) both directly and indirectly to the United States defense market, as well as the international defense market. Such business is traditionally referred to as Defense Business and such firms are traditionally referred to as Defense Contractors .

          Mikros over the past few years has expanded into the commercial market and is no longer a Defense Contractor exclusively.

     B. Mikros has entered into certain defense contracts and has suffered major losses as a result of having bid prices that were grossly inadequate.
Mikros has suffered severe financial difficulties as a result of this circumstance.

     C. GAC has designed and developed several products for similar use in the defense industry, and GAC has an interest in acquiring the assets of Mikros that are related to the development and manufacture of defense products.

     D. Mikros and GAC believe that it will be in the best interests of both parties for Mikros to sell its assets related to defense products to GAC.

     E. This Agreement is intended to set forth the terms and conditions under which Mikros shall deliver its assets to GAC.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the mutual benefits to be derived by each of the parties hereto, and such other consideration as shall inure to the benefit of the parties hereto, the sufficiency and receipt of which consideration the parties hereby acknowledge, it is hereby agreed as follows:

     I.   GAC will:

          (a) pay to Mikros a sum of Six Hundred Thousand ($600,000)
Dollars.

          (b) commence to pay Mikros a royalty of Two (2%) percent of the total sale price of all Link-11 Data Terminal Sets from April 13, 1998 until April 12, 2002. (The expression Link-11 Data Terminal Set shall be as that term is used in MIL-STD-188-203-1A.)

          (c) provide to Mikros or its designee a credit for engineering support services having a value of One Million ($1,000,000) Dollars. These support services shall be provided over a period of two (2) years. The actual labor rate incurred, depending on the level of engineering support provided, marked-up through profit (sellable rate) will be used to debit the One Million
$1,000,000) Dollars. The overhead, G&A and profit rates will be then current bid rates.

     II. Upon payment of the initial Six Hundred ($600,000) Dollars by GAC to Mikros, Mikros shall:

          (a) make available to GAC all non-patented technology relating to defense products existing or being developed by Mikros (drawings, lists, reports, algorithms, software). This is not intended to include patent rights or other intellectual property owned by Mikros.

          (b) assist GAC in novating all Defense related contracts and provide marketing support material (customer lists, contracts, market projections).

          (c) deliver to GAC any unique tools, test equipment and software used exclusively in the development, manufacture and test of Defense products.

     III. It is understood and agreed that no technology or know-how has been or will be exchanged that is applicable to the commercial sector.

     IV. Nothing contained in this Agreement shall be construed as the grant, license, transfer or assignment of any Mikros patent or other intellectual property right (or any claims thereunder) to GAC or any customer of GAC except that Mikros covenants that it will not assert any claim under any such patent or other intellectual property right against GAC with respect to or arising from the manufacture by GAC of Defense products or the sale by GAC of Defense products in or to the United States Defense market and/or the international defense market.

     V. This Agreement shall be governed and construed in accordance with the laws of the Commonwealth of Pennsylvania.

     VI. This Agreement constitutes the entire agreement between the parties hereto with respect to the rights, duties and obligations established herein.

     VII. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their successors and assigns.

     VIII. In the event that any part or provision of this Agreement shall be deemed invalid or unenforceable, the remaining parts or portions of this Agreement which can be separated from the invalid or unenforceable provision shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have set their hands and seals on the day and year first written above.


                         MIKROS SYSTEMS CORPORATION

                         By: /s/ Thomas Meaney

                         GENERAL ATRONICS CORPORATION

                         By: /s/ George E. Huffman


                                                              Exhibit 10.26
NON-COMPETITION AND CONFIDENTIALITY AGREEMENT


     THIS AGREEMENT is made as of April 10, 1998, between MIKROS SYSTEMS
CORPORATION, a Delaware corporation with its principal place of business in Princeton, New Jersey ("Mikros) and GENERAL ATRONICS CORPORATION, a
Pennsylvania corporation with its principal place of business in Wyndmoor, Pennsylvania (the "Company").

                           W I T N E S S E T H:

     WHEREAS, contemporaneously with the execution and delivery hereof and in accordance with an Agreement effective April 10, 1998 between Mikros and the Company (the "Purchase Agreement") and a General Assignment and Bill of Sale of even date herewith between Mikros and the Company (the "Bill of Sale"), the Company is acquiring the Defense Business (as hereinafter defined) of Mikros and certain assets associated therewith including the goodwill associated with such Defense Business (the "Assets"); and
     WHEREAS, execution by Mikros of this Agreement is a condition precedent to the Company's obligation to perform under the Purchase Agreement; and
     WHEREAS, by virtue of the purchase of the Assets and the Defense
Business, the Company will be engaged throughout the Area in the Defense
Business of the Company which was formerly conducted by Seller throughout the Area; and
     WHEREAS, it is expected that Mikros or MBC will engage the Company to perform certain engineering and/or development services for use by MBC or Mikros in pursuit of their AM Business which is based upon AM data transmission technology in the AM radio broadcast band specifically the frequency range AM=550Khz to 1750Khz (the AM Business);
     NOW, THEREFORE, in consideration of the mutual covenants herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound hereby, agree as follows:
     1.   The following terms shall have the definitions set forth below:
          (a)  "Area" shall mean anywhere in the World.
          (b) "Closing Date" shall mean the date of this Agreement.
          (c) Confidential Information" shall mean and include, but shall not be limited to, all of the following materials and information (whether or not reduced to writing and whether or not patentable) to the extent they pertain to Seller's Defense Business:
               (1) All items of information that could be classified as a trade secret pursuant to law;
               (2) The discoveries, concepts and ideas, whether patentable or not, including without limitation, the nature and results of research and development activities, processes, techniques, "know-how", designs, drawings and specifications of Seller relating to Seller's Defense Business;
               (3) Application, operating system, communication and other computer software and derivatives thereof, including without limitation, source and object codes, flowcharts, algorithms, coding sheets, routines, subroutines, compilers, assemblers, design concept and related documentation and manuals of Seller relating to Seller's Defense Business;
               (4) Production processes, marketing techniques, purchasing information, price lists, pricing policies, quoting procedures, financial information, customer names and requirements, customer data and other materials or information relating to Seller's manner of conducting its Defense Business;
and
               (5)  Any other materials or information related to Seller's
Defense Business which are not generally known to others engaged in similar business activities; Company's or Seller's failure to make and keep any of the foregoing confidential shall not affect its status as part of the Confidential
Information under the terms of this Agreement.
     "Defense Business" shall mean the business of designing, manufacturing, selling, and/or servicing military tactical data links.
     2.   Ownership and Non-Disclosure and Non-Use of Confidential Information.
Mikros acknowledges and agrees that all Confidential Information, and all physical embodiments thereof, are confidential to and shall be and remain the sole and exclusive property of the Company. Mikros agrees that it will not: (I) disclose or make available any Confidential Information to any person or entity, or (ii) make or cause to be made, or permit, either on its own behalf or in the service or on behalf of others, any use of such Confidential Information except in the commercial, non defense industry market.
     3. Acknowledgment. Mikros acknowledges that it has been for a number of years engaged in the Defense Business throughout the Area; that the within and foregoing covenants are made by it in consequence of and as an inducement to the Company to acquire the Defense Business and Assets and to protect and preserve to the Company the benefit of its bargain in the acquisition of the Defense Business and Assets, including, particularly, the goodwill associated therewith; that each of the above and foregoing covenants is reasonable and necessary to protect and preserve the benefits of such purchase; and that irreparable loss and injury would result should Mikros breach any of the foregoing covenants.
     4. In the event that Mikros or Mobile Broadcasting Company (MBC) engages the Company to perform engineering and/or development services with respect to the AM Business, during the period of performance of the services and for a period of five (5) years thereafter, the Company will not engage in the AM
Business nor provide engineering or development services to any other person or entity, directly or indirectly, which would permit the Company or any such third party to conduct or propose to conduct business or initiate activities which would be competitive with Mikros or MBC in the AM Business.
          Mikros agrees that the Company, its employees and agents shall be free to use and employ their general skills, know-how, and expertise, to use, disclose, and employ any generalized ideas, concepts, know-how, methods and techniques, or skills gained or learned during the course of any services performed on behalf of Mikros, so long as it or they do not disclose any confidential information of Mikros nor assist some third party to compete with Mikros or MBC in the AM Business.
          The Company and Mikros agree that all patents, trademarks, copyrights, discoveries, know-how, inventions, methods and ideas, including other intellectual property related thereto (collectively, the INVENTIONS), made or discovered by the Company s employees pursuant to the engineering and/or development activities contemplated by this Section 4, (a) shall be owned solely and exclusively by Mikros if such Inventions have applications solely in the AM
Business, or (b) shall be owned jointly by Mikros and the Company if such Inventions have applications outside of the AM Business. Joint ownership shall mean that each party shall be free to develop, sell, market, license or otherwise exploit such Invention as it deems appropriate subject to the limitations on competition set forth in this Agreement. If an Invention has application both with respect to the AM Business as well as beyond the scope of the AM Business then in such case Mikros shall have exclusive rights with respect to any use in the AM Business but ownership shall be joint with respect to use beyond the AM Business.
      3.  General.
          (a) Each of the covenants hereinabove contained shall be deemed separate, severable, and independent covenants, and in the event any covenant shall be declared invalid by any court of competent jurisdiction, such invalidity shall not in any manner affect or impair the validity or enforceability of any other part or provision of such covenant or of any other covenant contained herein.
          (b) If any of the covenants contained in Sections 2 and 3, or 4, or any part thereof, is held to be unenforceable because of the duration of such provision or the scope of the subject matter thereof or the area covered thereby,the parties agree that the court making such determination shall have the power to reduce the duration, scope and/or area of such provision and, in its reduced form, said provision shall then be enforceable.
          (c) In addition to all other remedies provided at law or in equity, the Company shall be entitled to both preliminary and permanent injunctions against Mikros to prevent a breach or contemplated or threatened breach by Mikros of any of the foregoing covenants, without the necessity of proving actual damages; and the existence of any claim, demand, cause of action, or action of Mikros against the Company, whether predicated upon this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of any such covenants. In the event of an actual breach of any of the foregoing covenants, the Company shall have the right to recover damages for all losses, actual and contingent, and the right to require Mikros to account for and pay over to the Company all profits or other benefits (collectively "Benefits") derived or received by Mikros as a result of any transactions constituting such breach, and Mikros hereby agrees to account for and pay over such Benefits to the Company. Each of the rights and remedies enumerated above shall be independent of the other, and shall be severally enforceable, and all of such rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to the Company at law or equity.
          (d) This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania without reference to principles of conflicts of law.
          (e) This Agreement may be executed and delivered in any number of counterparts, each of which, when executed and delivered, shall be an original, but all of which shall together constitute one and the same agreement.
     IN WITNESS WHEREOF, the undersigned have caused this Agreement to be duly executed and effective as of the date first above written.

                                   MIKROS SYSTEMS CORPORATION
                                   By: /s/ Thomas J. Meaney

                                   GENERAL ATRONICS CORPORATION

                                   By: /s/ George S. Huffman

                                                          Exhibit 10.27
DAILY PLAN IT
LEASE AND SERVICE AGREEMENT

Daily Plan It, having an office at 707 Alexander Road, Princeton, New Jersey
08540 is herein referred to as DPI , and MIKROS SYSTEMS herein referred to as client hereby make an agreement for certain services on the following terms and conditions:

1. The term shall be 6 months, commencing on August 19, 1998 and ending on February 28, 1999.

2.   The client is engaged in the business of  Research and Development .

Client expressly warrants that its business activities will in no way infringe or impede the business activities of DPI or other clients served by DPI.
Accordingly, the utilization of the premises shall be for no purpose other than listed above. Should the client desire to expand, change, or alter the nature of its business, written consent from DPI is required. Conduct of any type of business not expressly listed above will constitute default on behalf of client, unless specifically agreed to in writing, by DPI.

3. Temporary Office Space will be provided at the monthly rate of $ 743.00 for office number 21. The client agrees to pay $500.00 per room to be held as security. This security shall be returned to the client with interest within 30 days after the termination of this agreement, provided the client has preformed all of its obligations. DPI may suspend service at any time without notice if client doesn t pay all charges billed within 30 days of the statement date.

4. DPI agrees to provide telephone answering services on one incoming line for the client during regular business hours, 8:30am to 5:30pm daily, Monday through Friday, excluding all banking and government holidays so long as this agreement remains in effect and provided the client is not in default. The incoming line will be a trunk line capable of handling 4 incoming calls simultaneously.

5. DPI hereby authorizes the client to use the above described address as it s business and mailing address. It is specifically understood that client shall not use this address for bulk advertising of any type without DPI s prior approval.

6. It is understood that in the event that the client terminates the use of this address, it will be the client s responsibility to notify all parties of its termination and is also responsible for arranging either pick-up or forwarding of incoming mail.

7. Client understands that DPI is in the business of providing competent secretarial and clerical services to it and other clients. In order to provide those services, DPI incurs expenses in hiring, training and maintaining qualified personnel. Client agrees that during the term of this agreement and for 1 year thereafter, it will not hire, employ, or solicit any person employed by DPI, former employee of DPI for 1 year, either for its own benefit or for the benefit of any other party. This clause shall survive the termination of this agreement and is severable therefrom. If this clause is violated, a fee of $5,000.00 will become immediately due and payable.

8. Client or any employee of the client agrees and covenants that it will not compete in any way with DPI during the term of this agreement and any extension thereof.

9. Client agrees to abide by the rules and regulations of DPI and the building as established and modified from time to time.

10. Client shall also have access to additional services as set forth in the current schedule of fees. These services shall be billed to the client in accordance with reasonable rates to be established by DPI from time to time.

11. Payments for services herein described shall be due on the first day of each month. Bills for additional services shall be due upon receipt. Any payments received 10 days after the due date shall be subject to late charges of $5.00 per day.

12. Termination of, within agreement, shall be given 30 days in advance of expiration date. Client must advise DPI regarding renewal. If client doesnt advise DPI otherwise by that time limit, then the agreement may be continued at DPI s option on a month to month contract. The fixed charges will be due for the entire month, and there will be no pro-ration for a partial month of use.

13. At the expiration of this agreement, the client will promptly vacate the premises in the same condition as when first occupied by the client, normal wear and tear expected, turn in its keys, and provide DPI with a forwarding address and telephone number.

14. Additional charges required:

A.  Phone installation      $     NA
B.  Phone Rental Per Month $      NA

15. Client shall have round the clock access to their offices and shall abide by the rules and regulations attached as they may apply.

16. DPI shall have no obligation to carry insurance on client s personal or business property or with respect to the leased premises. DPI shall not be liable to client or to any other person, for any damages on account of loss, damage, or theft to any personal or business property of the client.

17. Client may not make any alterations to its office unless it obtains prior written approval from DPI.

18. Client may not sublease, assign, or encumber the space used by it.

19. DPI is not liable for personal injury suffered by client, its guests, customers, clients, invites, or visitors, unless the injury is caused by DPIs own negligence, or that of its employees.

20. The agreement is premised on the services being used by two persons per office only. If more than two people habitually uses each space or services, the contract charges will be increased by a factor of 25% for each additional person.

21. The following are events of default:

A.  Contract charges becoming past due
B.  Variable charges becoming past due
C. Default in any other terms of this agreement, but only if DPI gives client written notice of default, and client fails to cure the default within 30 days of the notice. In the event of a recurring default, DPI will give client 30 days notice to cure for the first event of default.

22. On default, DPI may choose any of all of the following remedies:

A.  Terminate the office services agreement
B.  Accelerate the contract charges, and demand all sums due immediately
C. Take possession of all property in client s office, or stored by client on the premises and store it at client s expense, until taken in full or partial satisfaction of any lien or judgement
D. Deny access to the office by client and deny use of any of the services; and any other remedies allowed by the law.

23. In the event of default, Client will be liable for the following additional charges, attorney s fees, and expenses incurred by attorneys: time spent by any DPI officers, at the rate of $150.00 per hour; interest on unpaid sums at 18% per annum; any other costs incurred by DPI as a result of the default.

24. In the event of default, DPI may immediately cease providing client with any or all services, including telecommunications services. If DPI is able to move an existing client to less expensive office space into the office(s) of the defaulting client, then the defaulting client will remain liable for the less expensive space until the expiration of this contract, but will be liable for the rate here contracted.

All  parties have read the above pages and agree to all terms and provisions.

Daily Plan It
/s/ Rochelle Stemmer                         Date July 29, 1998
Rochelle Stemmer - Managing Director
/s/ Thomas J. Meaney                         Date July 29, 1998
By: tenant, individually
Special Provision:
Based on the credit report of Mikros Systems the parties have agreed that Mr.
Thomas Meaney will personally guarantee the lease for the premises located at
The Daily Plan It, 707 Alexander Road, Bldg..2, Suite 208 in Princeton New
Jersey, Office #21.  In addition the parties mutually agree that  $4,770.00
(includes August 19th prorated move in date amount) is fair compensation for the leased office along with the Security deposit of  $500.00.  The fair compensation of $4,770.00 represents 6 months and 13 days of rent commencing on
August 19, 1998 thru February 19, 1999.



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
                             (609) 243-9700
                           FAX (609) 243-9799

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION

We have audited the balance sheets of Mikros Systems Corporation (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation, as of December 31, 1997 and 1996, and the results of its operations, shareholders' deficiency and its cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss of $604,550 for 1997 and has incurred substantial net losses for each of the past two years. As of December 31, 1997, current liabilities exceed current assets by $1,518,961 and total liabilities exceed total assets by $1,479,534. These factors, and others discussed in Note 2.1. raise substantial doubt about the Company s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Druker Rahl & Fein
Princeton, New Jersey
May 12, 1998
                        MIKROS SYSTEMS CORPORATION
                          BALANCE SHEETS

                                             DECEMBER 31,
         ASSETS                           1997          1996
------------------------------       ------------  ------------

CURRENT ASSETS
  Cash                                $   85,592   $  395,120

  Accounts Receivable
     Government                          342,726      441,826
     Trade                               112,258      198,298

  Inventories                              5,293      153,192

  Other Current Assets                     9,561       16,508
                                     ------------  ------------

TOTAL CURRENT ASSETS                     555,430    1,204,944

                                     ------------  ------------
PROPERTY & EQUIPMENT
  Equipment                              135,530       679,060

  Furniture and Fixtures                  50,241        59,207

  Leasehold Improvements                       -         3,408
                                     ------------  ------------
                                         185,771       741,675

  Less:  Accumulated Depreciation       (100,672)     (535,547)
                                     ------------  ------------

PROPERTY & EQUIPMENT, NET                 85,099       206,128
                                     ------------  ------------

UNBILLED RECEIVABLES                       3,837        52,612

PATENT COSTS, NET                         14,609        15,785

OTHER ASSETS                              17,048        17,825
                                     ------------  ------------
TOTAL OTHER ASSETS                        35,494        86,222
                                     ------------  ------------

TOTAL ASSETS                          $  676,023    $1,497,294
                                     ============  ============


                     See Notes to Financial Statements
                        MIKROS SYSTEMS CORPORATION
                           BALANCE SHEETS (continued)


         LIABILITIES AND                                  DECEMBER 31,
 SHAREHOLDERS'  DEFICIENCY                              1997         1996
----------------------------------                  -----------  ------------
CURRENT LIABILITIES
  Accounts Payable                                  $  685,139    $  507,249
  Notes Payable
     Bank                                                9,271         9,271
     Related Parties                                   547,500        20,000
     Other                                             446,500        18,302
  Obligations under Capital Leases                      23,967        29,492
  Accrued Payroll and Payroll Taxes                     35,391        50,922
  Accrued Interest                                      34,712         3,866
  Accrued Vacations                                     84,821        55,285
  Accrued Expenses                                      84,241       128,743
  Unliquidated Progress Payments and
   Other Customer Advances                             122,849       507,471
                                                   ------------  ------------
TOTAL CURRENT LIABILITIES                            2,074,391     1,330,601
                                                   ------------  ------------
NOTES PAYABLE
     Bank                                                  716        10,017
     Related Parties                                         -       527,500
     Other                                                   -       446,500
OBLIGATIONS UNDER CAPITAL LEASES-NONCURRENT                  -        15,585
                                              ------------  ------------
TOTAL LIABILITIES                             2,075,107 2,330,203
                                               ------------------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
 par value $.01 per share, authorized 150,000
 shares, issued and outstanding 5,000 shares
 in 1997 and 1996                                       80,450        80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY
  Common Stock, par value $.01 per share,
  authorized 35,000,000 shares, issued and
  outstanding 13,451,452 shares in 1997 and
  11,846,952 in 1996                                   134,515       118,470

  Preferred Stock, convertible, par value $.01
  per share, authorized 2,000,000 shares, issued
  and outstanding 255,000 shares in 1997 and
  1,005,000 shares in 1996                               2,550        10,050

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1997 and 1996     11,316        11,316

  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding
  in 1997 and 1996                                       6,900         6,900

  Capital in excess of par                          10,248,378    10,218,548

  Accumulated deficit                              (11,883,193)  (11,278,643)
                                                   ------------  ------------
TOTAL SHAREHOLDERS' DEFICIENCY                    (1,479,534)     (913,359)
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY       $ 676,023   $ 1,497,294
                                                   ============  ============

                     See Notes to Financial Statements
                        MIKROS SYSTEMS CORPORATION
                  STATEMENTS OF SHAREHOLDERS' DEFICIENCY


                               Common             Preferred        Preferred
                                Stock               Stock            Stock B
                                $.01                $.01               $.01
                              Par Value           Par Value          Par Value
                  ----------------------------------------------------------
                           Number      Par    Number     Par    Number    Par
                           of shares   Value  of shares  Value  of shares Value
                  -----------------------------------------------------------
Balance-December 31, 1994  7,152,108 $71,521 1,005,000 $10,050 1,131,663 $11,316
Year Ended December 31, 1995:
Issuance of Common Stock     200,000   2,000
Net Loss

                          ---------- ------- --------- ------- ---------  ------

Balance-December 31, 1995  7,352,108  73,521 1,005,000  10,050  1,131,663 11,316
Year Ended December 31, 1996:
Issuance of Common Stock   2,582,844  25,829
Sale of Common Stock       1,912,000  19,120
Net Loss
                          ----------  ------- --------- -------  -------- ------
Balance-December 31, 1996 11,846,952  118,470 1,005,000 10,050  1,131,663 11,316
Year Ended December 31, 1997:
Issuance of Common Stock     854,500    8,545
Conversion of Preferred Stock 750,000   7,500  (750,000)(7,500)
Net Loss
                          ----------  -------  --------- ------- --------- -----
Balance-December 31, 1997 13,451,452 $134,515  255,000 $ 2,550 1,131,663 $11,316
                          ==========  =======  ========= ======= ========= =====

                              Preferred
                               Stock D            Capital in
                                $.01               excess of  Accumulated
                              Par Value            Par Value    Deficit
                            ------------------------------------------------
                               Number      Par
                              of shares   Value
                            ----------------------
Balance December 31, 1994      690,000    $6,900   $9,237,864    ($9,183,329)
Year ended December 31, 1995:
Issuance of Common Stock                               10,500
Net Loss                                                           (647,673)
                              ---------   -------   ----------   ------------
Balance-December 31, 1995      690,000     6,900    9,248,364    (9,831,002)
Year Ended December 31, 1996:
Issuance of Common Stock                               29,304
Sale of Common Stock                                  940,880
Net Loss                                                  (1,447,641)
                              ---------  -------   -----------   ------------
Balance-December 31, 1996      690,000     6,900    10,218,548  (11,278,643)
Year Ended December 31, 1997:
Issuance of Common Stock                                29,830
Net Loss                                                         (604,550)
                              ---------  -------   -----------   ------------
Balance-December 31, 1997      690,000    $6,900   $10,248,378 ($11,883,193)
                              =========   ======   =========== =============


                           See Notes to Financial Statements

                         MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS


                                       For the Year Ended December 31,
                                        1997          1996         1995
                                    ------------   ----------   ----------
Revenues:
 Equipment Sales                     $ 3,240,980   $  157,364   $1,390,085
 Contract Research and Development
  (including $1,223,305 to a
   Related Party in 1997 and
   $30,409 in 1996)                    1,856,452      701,736    1,989,812
                                    ------------  -----------  -----------
Total Revenues                         5,097,432      859,100    3,379,897
                                    ------------  -----------  -----------
Cost of Sales:
  Equipment Sales                      2,264,782      113,992    1,079,873
  Contract Research and Development    1,336,223      712,836    1,796,168
                                    ------------  -----------  -----------
Total Cost of Sales                    3,601,005      826,828    2,876,041
                                    ------------  -----------  -----------
Gross Margin                           1,496,427       32,272      503,856
                                    ------------  -----------  -----------
Expenses:
  Research and Development               878,095      456,991      238,120
  Marketing, General
     and Administrative                1,088,072      895,900      855,925
  Interest                               134,710      126,572       57,334
                                    ------------  -----------  -----------
Total Expenses                         2,100,877    1,479,463    1,151,379
                                     ------------  -----------  -----------
Loss before Provision
 for Income Taxes                       (604,450)  (1,447,191)    (647,523)

Provision for Income Taxes                   100          450          150
                                     ------------  -----------  -----------
Net Loss                               ($604,550) ($1,447,641)   ($647,673)
                                     ============  ===========  ===========

Basic loss per share                      ($0.05)      ($0.18)      ($0.10)
                                      ===========  ===========   ==========

Weighted Average Number of Shares
 Outstanding                          12,688,327    8,382,383    7,285,441
                                      ==========    =========    =========


                              See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS


                                                 For the Year Ended December 31,
                                              1997          1996          1995
                                          ----------   -----------  -----------
Cash Flow From Operating Activities:
  Net Loss                              ($ 604,550)  ($1,447,641)  ($ 647,673)
Adjustments to reconcile Net Loss to
 Cash Used by Operations:
  Depreciation and Amortization             86,050          72,730     68,961
  Provision for Inventory Obsolescence           -              -      15,000
  Asset Impairment                         107,489              -         -
  Loss from Fixed Asset Disposition         36,482              -         -
Net Changes in Operating Assets and Liabilities
 (Increase) Decrease in:
   Accounts Receivable                     185,140        (521,971) 1,001,818
   Unbilled Receivables                     48,775           6,069    (26,593)
   Inventories                             873,305        (977,748)    47,825
   Other Current Assets                      6,947          (4,949)    16,285
   Other Assets                                778            (840)    (5,692)
 Increase (Decrease) in:
   Accounts Payable                        177,890         302,373    (85,706)
   Accrued Payroll and Payroll Taxes       (15,531)         36,614    (40,077)
   Unliquidated Progress Billings and
    Other Customer Advances             (1,110,028)      1,408,348          -
   Other Liabilities and Interest           22,558          37,282   (398,962)
                                        -----------      ---------   -----------
 Net Cash Used in Operations              (184,695)     (1,089,733)   (54,814)
                                        -----------      ---------   -----------
Cash Flows Used By Investing Activities:
   Equipment Purchases                    (107,818)        (56,052)   (47,107)
                                        -----------      ----------  ----------
Cash Flows from Financing Activities:
  Proceeds from Loans                            -          651,500    30,000
  Proceeds from Sale of Common Stock             -          960,000         -
  Proceeds from Exercise of Options and
   Warrants                                 38,375           27,877    12,500
  Net Payments/Borrowings - Line of Credit       -         (125,000) 180,603
  Repayment of Debt and Capital Leases     (55,390)         (50,748) (162,499)
                                        -----------       ---------- ----------
Net Cash Provided by (Used in) Financing
 Activities                                (17,015)        1,463,629   60,604
                                        -----------       ---------- ----------
Net Increase (Decrease) in Cash           (309,528)          317,844  (41,317)

Cash at Beginning of Year                  395,120            77,276  118,593
                                        -----------       ----------  ----------
Cash at End of Year                      $  85,592         $ 395,120 $  77,276
                                        ===========       ==========  ==========
Supplemental disclosure of cash flow
information:
  Cash paid during the year for          $ 105,770         $ 135,411 $  41,231
    interest                            ===========       ==========  ==========
  Acquisition of Equipment through
   Capital Lease Obligations             $  11,449         $  50,571 $  17,808
                                        ===========       ==========  ==========
  Notes Issued in Settlement of Accounts
   Payable Obligations                   $    -            $  36,802 $    -
                                         ===========      ==========  ==========
  Stock Issued in Settlement of Accounts
   Payable Obligations                   $    -            $  27,255 $    -
                                         ===========      ==========  ==========

                     See Notes to Financial Statements
                        MIKROS SYSTEMS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

A.   COMPANY OVERVIEW
---------------------
1.   THE COMPANY
----------------

Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center. The Company was incorporated under the laws of the State of Delaware in 1978 and acquired all rights of General Electric Venture Capital
Corp., a subsidiary of General Electric Company, to certain microcomputer technology. The Company's headquarters are located at 707 Alexander Road, Suite 208, Princeton, New Jersey telephone;(609)987-1513.

Mikros Systems Corporation became an established US Navy defense contractor in 1987 and continued to supply advanced technology and equipment for ten years to the US Navy and Air Force. The Company was capitalized with more than $15 million to engage in engineering and manufacturing for these customers supplying advanced communication equipment using cutting edge technology.

The knowledge base and proprietary technology developed was recognized as applicable to the rapidly expanding wireless business in the commercial sector.
The rigorous radio transmission environment as well as the challenges of underwater signal processing required Mikros employees to invent new methods to optimize the bandwidth for a higher data throughput.

In 1995, the Company s Board of Directors decided the Company should also pursue commercial contracts which would employ these advanced techniques to enhance the data transmission rates in the AM and FM radio spectrum. Since the Company had limited resources, it was decided to pursue the AM technology.

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in Mikros in exchange for 10% ownership in the Company. At the same time, Mobile
Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Initially, Safeguard invested $1 million in MBC for 75% ownership whereas Mikros owned the remaining 25%. Mikros share in MBC was subsequently diluted to 18%, as a result of additional capital invested by Safeguard. (See Notes B and I).

Data Design and Development Corporation (3D) was also founded in 1996 as part of the Safeguard Scientific agreement and retains ownership of the AM and FM technology. 3D has licensed the FM technology rights in North America to Mikros and the AM technology rights in North America to MBC. Mikros owns 1/3 of 3D, certain Mikros shareholders own another 1/3, and Safeguard owns the remaining
1/3.

The Common Shipboard Data Terminal System contract consumed most of the technical resources of the Company in 1997. The contract with the US Navy provided for the purchase units periodically over the life of the contract. The delivery of the initial units under the contract resulted in severe negative cash flow. This limitation of resources and the delays in the initial delivery of the units hampered the Company s ability to market such systems internationally.

As a result, the Company s Board of Directors determined that it would be in the best interest of the shareholders to sell the government contracts and use the proceeds to focus exclusively on the commercial contracts, particularly the AM radio data casting.

Mikros entered negotiations in late 1997 for the sale of the military contracts with prospective purchasers.

The resulting transaction concluded in 1998 and included a $600,000 cash payment and a 2% royalty to be paid to Mikros over four years on all data terminal set sales. In addition, the purchaser is obligated to supply $1 million in engineering services to Mikros which will be expended on the AM data program with MBC.

2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

     1.   Basis of Presentation
     --------------------------
     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the
     Company has used substantial amounts of working capital in its operations. Further, at December 31, 1997, its current liabilities exceed its current assets by $1,518,961.

     As shown in the accompanying financial statements, the Company incurred a net loss of $604,550 for the year ended December 31, 1997, and as of December 31, 1997, had an accumulated deficit of $11,883,193. As of December 31, 1997, the Company was in arrears for its December, 1997 interest payments and could not meet its principal repayment obligations in 1998. Management is attempting to restructure its notes obligations with related parties and other note holders. Starting in April 1998, the Company began negotiating settlement agreements with its vendors to settle its accounts payable for reduced amounts. In order to continue as a going concern, the Company will incur substantial expenditures to develop and market its commercial wireless communications business.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to restructure its obligations and to obtain financing to support continuing operations. Management believes that actions presently being taken to revise the Company s operating and financial requirements provide the opportunity to continue as a going concern.

     With the sale of the government contracts, Mikros' business assets will consist of both commercial FM and AM Radio technology. Continued development of the FM technology has been postponed in order to direct all of the Company's resources to the AM radio technology.

     The initial customer for this AM technology is MBC.  MBC has the North
     American rights and will be the first customer to apply the Mikros technology. 3D Corporation owns the rights for other parts of the world and will license the rights to MBC, Mikros or others.

     Management believes Mikros program to develop high speed digital radio has positioned the Company at the very cutting edge of digital radio. Digital radio has been under development for a number of years by some large corporations. The Mikros proposed approach has the prospect of delivery of the data in a robust manner that will have the same signal strength as the basic radio signal.

     The digital radio system Mikros is developing for AM radio data transmission will allow simultaneous broadcasting of the present radio signal with a digital channel that can be used for the high quality FM music or additional clear voice channels. This will be accomplished with no disturbance to the existing radio channel. In effect the radio broadcaster will be able to provide more channels or equivalent stations from the same radio transmitters. This system will require a minor modification to the radio station transmitter which will not require new FCC approval, if the adjacent channel interference is avoided.

     While the new technology can be made available to all AM receivers, initially, the automotive market, as a post production option, will be addressed due to the size and its dependence on wireless transmissions.
     The Company believes that eventually, the digital receiver can be supplied in radios from the original equipment manufacturer. The technology is a low cost solution for the broadcasters using the existing AM radio infrastructure.

     2.   Inventories
     ----------------

     Inventories, other than inventoried costs relating to long-term contracts and programs, are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs relating to long-term contracts and programs are stated at the actual production costs which includes materials and supplies, labor and allocated materials and labor overhead.
     General and administrative costs are charged to expense as incurred.
     Included in inventories is approximately $175,500 (see Note E) of material which have been paid for and are under protective title to the U.S. Navy.
     Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to cost of sales. The costs attributed to units delivered under long-term contracts and programs are based upon the average cost of all units expected to be produced.

     3.   Property and Equipment
     ----------------------------

     Property and Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives which range from 3 to 7 years. Depreciation expense amounted to $84,872, $71,552, and $67,783 for 1997, 1996 and 1995, respectively.

     In 1997, certain property and equipment were deemed to be impaired and were written down to their fair value. An impairment loss of $107,489 has been charged to cost of sales in 1997.

     4.   Accounts and Unbilled Receivables
     --------------------------------------

     Unbilled Receivables represent revenue recognized, which primarily because of retainage provisions on certain government contracts, are not billed until completion of the contracts or until year-end defense contract audits are performed.

     In 1997, Accounts Receivable is presented net of an allowance for uncollectible accounts in the amount of $140,311 which pertains to two contracts.

     5.   Earnings per Common Share
     ------------------------------

     The Company adopted FAS #128, earnings per share, and in accordance with this provision has restated all prior periods. Basic earnings per common share is computed using the weighted average number of shares outstanding.
     The number of common shares that would be issued from the exercise of stock options and warrants, and the conversion of convertible preferred stock would be anti-dilutive. Diluted earnings per share is not presented because it would be anti-dilutive in all periods presented.

     6.   Revenue Recognition
     ------------------------

     Revenues related to long-term fixed-price contracts, which principally provide for the manufacture and delivery of finished units, are recognized as shipments are made. The estimated profits applicable to such shipments are recorded pro rata based upon estimated total profit at completion of the contracts.

     Revenues on contracts with significant engineering are measured by the costs incurred as compared to total contract costs based on time and materials. If milestones are included in the contract requirements, the revenue recognition is deferred until the milestone is completed.
     Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

     Revenues on equipment sales are recognized as shipments are made.

     7.    Patents
      -------------

     Patent costs are amortized over a 17-year life. Amortization expense amounted to $1,178 for each of 1997, 1996, and 1995.


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


     11.  Unliquidated Progress Payments and Other Customer Advances
     -----------------------------------------------------------------

     Unliquidated progress payments represent partial billings to customers of costs incurred on contracts for future deliveries. Other customer advances represent payments received from customers prior to costs being incurred on certain contracts.


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

In October 1996, all of the note holders of the 1996 and the 1992-93 financings agreed to a deferral of principal payments in exchange for the right to convert outstanding debt to Common Stock of the Company at a rate of one (1) share of stock for $1.00 of debt. The Company determined that the fair value of the conversion feature was immaterial. Accordingly, no accounting recognition has been given to this modification of terms.

As of December 31, 1997, the Company was in arrears for the December interest payments.

Safeguard Scientifics (Delaware) Inc. (SSI)
-------------------------------------------

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

- 3D granted MBC an exclusive, royalty-free, perpetual license to the AM technology in the United States, Canada and Mexico. 3D granted the Company an exclusive, royalty-free, perpetual license to the FM technology in the United States, Canada and Mexico. 3D retained rights to the AM and FM technology in the rest of the world. The Company and MBC entered into a consulting arrangement under which the Company was paid for the development of the AM technology. 3D owns the rights to such technology.

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

Pursuant to the Purchase Agreement, as long as SSI owns 1% or more of the Company's outstanding equity securities, on a fully-diluted basis, the Company is obligated to, among other things:(I) permit SSI to inspect the operations and business of the Company; and (ii) fix and maintain the number of Directors on the Board of Directors at eight members. In addition, the Purchase Agreement also provides that as long as SSI owns such 1%, the Company is subject to certain negative covenants, including, among other things, restrictions on: (I) transactions with affiliates of the Company; (ii) certain indebtedness; and
(iii) amendments to the Company's Certificate of Incorporation and Bylaws.

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

Interest on the unpaid principal balance is due in quarterly installments beginning on March 31, 1994. As of December 31, 1997 the Company was in arrears for the December interest payments. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of December 31, 1996, the Company was in arrears on six quarterly principal payments. In October 1996, the Investors authorized deferral of the remaining $312,500 of principal payments until 1998 (See Note D).

C.   DIVIDENDS
--------------

As of December 31, 1997 and December 31, 1996 there were dividends in arrears on shares of Series D Preferred Stock of $276,000 ($.10 per share) and $207,000, respectively.

D.   NOTES PAYABLE
-------------------                         As of December 31,
                                        1997                1996
                                     ---------           ---------
Bank Equipment Loan 36 monthly
 payments; starting February 1996   $    9,987           $  19,288
Related Parties                        547,500             547,500
Others                                 446,500             464,802
                                     ---------           ---------
                                     1,003,987           1,031,590
                                     ---------           ---------
Less Current Maturities
  Banks                                  9,271               9,271
  Related Parties                       547,500             20,000
  Others                               446,500              18,302
                                     ---------           ---------
                                     1,003,271              47,573
                                     ---------           ---------
Notes Payable-Noncurrent            $      716          $  984,017
                                     =========           =========

Maturities of the Notes Payable are as follows:

                     1998       $1,003,271
                     1999              716
                                 ---------
                                $1,003,987
                                 =========

Interest rates on the notes range from 1% over prime to 14% per annum. The prime rate at December 31, 1997 and 1996 was 8.5% and 8.25% respectively. In
October 1996 note holders aggregating $954,000 agreed to a deferral of principal payments to 1998 in exchange for the right to convert outstanding debt to Common
Stock of the Company at a rate of one share of stock for $1.00 of debt.  The
Company determined that the fair value of the conversion feature was immaterial. Accordingly no accounting recognition has been given to this modification of terms.

E.   INVENTORIES
----------------
                                            December 31,
                                        1997              1996
                                     -----------       ---------
     Raw materials                   $        -       $   15,985
     Finished goods                           -           12,567
     Work-in-process                    180,764        1,025,517
                                     -----------      ---------
      Sub-Total                         180,764        1,054,069

     Unliquidated Progress Payments    (175,471)        (900,877)
                                     -----------      ----------
      TOTAL                          $    5,293       $  153,192
                                     ===========      ==========

F.   REVENUES
-------------

Revenues from two federal government agencies amounted to 63% of total revenues in 1997, as compared to 39.1% in 1996 and 70.4% in 1995. Revenues from two commercial customers including a related party were 34.1% of total revenues in 1997. This compares to 46.6% in 1996 and 8.4% in 1995 of revenues from two commercial customers. Revenues from a related party amounted to 24% of total revenues in 1997 and 3.5% of total revenues in 1996.

G.   INCOME TAXES
-----------------
Income taxes are recorded in accordance with FASB Statement 109 on accounting for income taxes.

The provision for income taxes for the years ended December 31, 1997, 1996 and
1995 is as follows:
                                 1997         1996         1995
                              ---------    ---------    ---------
Income Taxes:
  Current tax expense-State    $   100     $    450     $    150
  Deferred tax expense               -            -            -
                              ---------    ---------    ---------
    Total Provision for
     Income Taxes              $   100      $   450      $   150
                              =========    =========    =========

The deferred tax asset and deferred tax liability consist of the following:

                               1997         1996         1995
                             ---------    ---------    ---------
Deferred tax asset:
Income Taxes:
  Net Operating Loss Carry
  Forward                  $2,344,840   $2,966,608   $2,869,450
  Valuation Allowance      (2,344,840) ( 2,966,608) ( 2,869,450)
                            ----------   ----------   ----------
Net deferred tax asset     $        -   $        -   $        -
                            ==========   ==========   ==========
Deferred tax liability     $        -   $        -   $        -
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

Total available Net Operating Loss Carry Forwards are reflected in the following schedule:

          YEAR         AVAILABLE FOR         AVAILABLE FOR
           OF             FEDERAL                 STATE
       EXPIRATION       TAX PURPOSES          TAX PURPOSES

          1998         $    587,000          $          -
          1999              704,000                     -
          2000            1,143,000                     -
          2001            1,141,000                     -
          2002              923,000               577,000
          2003              606,000             1,421,000
          2004              147,000               340,000
          2005               81,000                     -
          2010              602,000                     -
          2011            1,422,000                     -
          2012              340,000                     -
                         ----------            ----------
                        $ 7,696,000           $ 2,338,000
                         ==========            ==========

H.   OBLIGATIONS UNDER CAPITAL LEASES
-------------------------------------

The Company is the lessee of equipment under capital leases expiring in 1998.
The equipment is recorded on the books at the present value of the minimum lease payments; the capitalized value at December 31, 1997 and December 31, 1996 was $11,449 and $17,479, respectively. Accumulated amortization as of December 31, 1997 and 1996 was $4,641 and $1,748, respectively. Amortization of assets held under capital leases is included in depreciation expense.

The following is a schedule of minimum lease payments due under capital leases as of December 31, 1997:

  Total Net Minimum Lease Payments            $25,475
  Less Amounts Representing Interest            1,508
                                             --------
  Present Value of Net Minimum Lease Payments $23,967
                                              =======

I.   RELATED PARTY TRANSACTIONS
-------------------------------

The Company retained the services of a member of its board of directors to provide engineering and management consulting services to the Company. In 1997, the Company paid $1,000 for these services. In 1996, the Company issued 30,750 shares of Common Stock and $2,619 of cash in payment for $17,994 for services rendered. In 1995, the Company paid $15,000 for such services.

In addition, in 1997, the Company paid $1,400 to the director for office rent expenses.

The Company retained the services of another member of its board of directors to provide operations management and technical consulting services. In 1997, he received $5,000 for services. In 1996, this director was issued 23,760 shares of Common Stock in payment of $11,880 for services rendered. In 1995 this director received $8,400 for such services.

As of December 31, 1997 and 1996, accounts payable owed to these two related parties amounted to $18,874 and $19,160 respectively.

In 1997 and 1996, the Company had revenues of $1,223,305 and $30,409, respectively from Mobile Broadcasting Corporation (MBC), 25% of whose outstanding capital stock was owned by the Company as of December 31, 1996. In
1997, Mikros share was diluted to 18%. Since there is no market for MBC s common stock and MBC has incurred a net loss in each of the years ended
December 31, 1997 and 1996, no asset has been recorded. Included in Accounts
Receivable as of December 31, 1997 and 1996, were $90,221 and $122,049 due from MBC which was subsequently fully paid.

Certain directors and officers participated in the "1996 Financing"
(see Note B). As a result, the Company issued a total of $131,250 in promissory notes payable to those directors and officers.

In addition, in 1996 a director loaned $10,000 to the Company. The note bears interest at 14% per annum. Principal was to be repaid in four quarterly installments beginning September 30, 1997. In 1995, other directors loaned a total of $30,000 to the Company on identical terms. As of December 31, 1997, no principal repayments have been made and the interest is in arrears for the December interest payments.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies APB Opinion 25 and related interpretations in accounting for its various stock option plans.
There was no compensation cost for the three years ended December 31, 1997.
Had compensation cost been recognized consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been changed to the pro forma amounts as follows:

                                   1997           1996           1995
                               -----------    -----------    -----------
Net Loss
               As Reported      ($604,550)    ($1,447,641)    ($647,673)
                                ==========     ==========    ===========

               Proforma         ($667,000)    ($1,485,794)    ($656,470)
                                ==========     ===========   ===========
Basic loss per share

               As Reported         ($0.05)         ($0.18)        ($.10)
                                    =====           =====        =======
               Proforma            ($0.05)         ($0.19)        ($.10)
                                   =======         =======       =======

The fair value of the Company's stock options used to compute proforma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

     ASSUMPTION                 1997              1996             1995
                            -----------       ----------        ---------
     Dividend yield                0%              0%                0%
     Risk free interest rate    6.48%           6.48%             5.98%
     Expected life             5 years         5 years           5 years
     Expected volatility         235%            235%              289%

The per share weighted-average value of stock options issued by the Company during 1997, 1996 and 1995 was $0.2879 and $0.1873 on the date of grant.
Accordingly, the stock option values presented herein are not necessarily indicative of amounts that could be realized in a current market exchange.

Proforma net loss reflects only options granted in 1996 and 1995. Options which were granted in 1997 were subsequently forfeited. Therefore, the full impact of calculating compensation cost for stock options issued in 1997 under SFAS
No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is not material. Compensation cost for options granted prior to January 1, 1995 is not considered.

Option activity under the Company's Plan is summarized below:


                              Weighted           Weighted            Weighted
                              Average            Average              Average
                              Exercise           Exercise             Exercise
Common Stock Options: 1997     Price     1996     Price     1995       Price
                     -------  --------   -------  --------  -------  --------
Options outstanding  1,112,500  $0.273  1,087,500  $ 0.0605 997,500  $ 0.0605
   beginning of year
Granted                250,000   0.26     485,500    0.1875  417,500   0.1875
Exercised             (135,000)  0.1065  (162,500)   0.0625 (200,000   0.0625
Cancelled             (107,500)  0.2892  (297,500)   0.0529 (127,500)  0.0529
                     -----------        -----------        ----------
Options outstanding, 1,120,000   0.2879 1,112,500    0.273 1,087,500   0.1101
  end of year        ==========         ===========        =========

Options exercisable,   410,000   0.1504     333,750  0.1056  544,375   0.0469
  end of year        ==========         ==========         =========


The following summarizes information about the Company's stock options outstanding at December 31, 1997:


                     Options Outstanding                 Options Exercisable
 -----------------------------------------------   ---------------------------
 Range of   Number      Weighted Avg.    Weighted      Number       Weighted
 Exercise   Outstanding Remaining        Avg. Exercise Exercisable Avg. Exercise
  Prices    at 12/31/97 Contractual Life  Price        as 12/31/97   Price
 --------     ----------- ---------------- ------------ ------------  -------
$0.025 - 0.0625 117,500    4.9 years       $0.059       117,500      $0.059
$0.125 - 0.1875 387,500    7.3 years       $0.175       201,250      $0.1657
     $0.26      250,000    9.7 years       $0.26             -           -
     $0.50      365,000     8.5 years      $0.50         91,250      $0.50

                                    As of December 31,
Common Stock  Warrants:         1997         1996          1995
                              -------      -------       -------
Warrants Outstanding at
 beginning of year          7,138,166       437,500       187,500
Granted                       175,000     9,066,500       250,000
Exercised                    (712,500)   (2,365,834)           -
Expired or Terminated               -            -             -
                            ----------    ---------     ---------
Warrants outstanding and
 exercisable, end of year   6,600,666     7,138,166       437,500
                            ==========    =========     =========

Exercise price per warrant   $0.001,       $0.001 &         $0.10
                             $0.01 &       $0.01
                             $0.26

                                    As of December 31,
Series C Preferred
Stock Warrants               1997          1996          1995
                           -------       -------       -------
Warrants Outstanding,
 at beginning of year       97,500        97,500        97,500
Granted                          -             -             -
Exercised                        -             -             -
Expired or Terminated            -             -             -
                            -------      --------      --------
Warrants outstanding and
 exercisable, end of year   97,500        97,500        97,500
                            =======      ========      ========

Exercise price per warrant   $1.00         $1.00         $1.00
                            =======      ========      ========


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


O.   COMMITMENTS AND CONTINGENCIES
----------------------------------

The Company had a lease for its principal offices and research facilities in Princeton, New Jersey. The lease for the facilities expired in March, 1998.
Rent expense for the years ended December 31, 1997, 1996 and 1995 was $149,919, $187,166, and $164,610 respectively. The rent expense for 1995 and 1996 included offices in Connecticut and Washington, D.C. Subsequently the Company rented office space in Princeton.

The Company entered into an agreement in 1998 to sell its defense contracts to General Atronics Corporation. As yet, the US Government has not novated contract
# N00600-C-96-3063 to GAC. The Company anticipates the novation will be completed shortly and will not negatively impact its agreement with GAC. At this time, however, no determination can be made as to the impact on the transaction, and its resulting gain, should the novation continue to be delayed indefinitely (see Note S).

P.   PROFIT SHARING PLAN
------------------------

The Company maintains a 401(K) Profit Sharing Plan. For those employees who meet the eligibility requirements of being 21 years of age and have completed one full year of service, the Company matched employee contributions to the plan up to a limit of one and one-half percent (1.5%) of annual compensation.
The payment of the Company matching contribution has been suspended since
August,1995, and the unpaid amounts are included in accrued expenses as of December 31, 1997 and 1996, respectively.

The Company recorded expense for matching contributions of $8,906 in 1997, $14,944 in 1996, and $20,246 in 1995.

The Company also provides for a 401(K) profit sharing contribution which is at the discretion of the Board of Directors.

Q.   CONCENTRATION OF RISK
---------------------------

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

                             December 31, 1997         December 31, 1996
                             ----------------------    ------------------------
                             Carrying                  Carrying
                             Amount     Fair Value     Amount   Fair Value

Assets
  Cash                 $  85,592  $   85,592       $ 395,120  $ 395,120
  Unbilled receivables     3,837  See Note (A) Below  52,612  See Note (A) Below
Liabilities
   Notes payable -      1,003,271 1,003,271           47,573  47,573
     Current
Long-term debt                716 See Note (A) Below 984,017  See Note (A) Below
   Mandatorily redeemable
     preferred stock       80,450 See Note (A) Below  80,450  See Note (A) Below


  (A) It is not practicable to estimate the fair value of unbilled receivables, long-term debt and mandatorily redeemable preferred stock because of the inability to estimate fair value without incurring excessive costs.

S. Subsequent Events
--------------------

Effective, April 10, 1998, the Company sold substantially all of the tangible and intangible assets related to its defense contracts. The sales agreement provided for a sales price of $1,000,000 in engineering services to be performed by the purchaser for the Company in the future, and $600,000 in cash. The
Company will also receive a royalty of 2% of the total sales of all Link 11 Data
Terminal sets for a period of four years. In connection with the sale of the defense contracts, the Company entered into a non-compete agreement with the purchaser for a period of 5 years. The purchaser is not assuming the liabilities of the Company, except the Company warranty obligation under contract N00600-96-C-3063.

A net gain on the sale estimated at $1,500,000 will be recognized upon the completion of the sale. Results of operations for 1997 included net sales of $2,945,000 from defense contracts.



