Form 10-Q
period 1998-03-31
MIKROS SYSTEMS CORP
filed 1998-11-23
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  March 31, 1998    COMMISSION FILE #: 2-67918-NY

                      MIKROS SYSTEMS CORPORATION
                      --------------------------
          (Exact Name of Registrant as Specified in Charter)

          DELAWARE                             14-1598200
          --------                             ----------
(State or Other Jurisdiction of    (I.R.S. Employer Identification#)
 Incorporation or Organization)

           707 Alexander Road, Suite 208, Princeton, NJ 08540
           -------------------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)

   Registrant's Telephone Number, Including Area Code: 609-987-1513

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ ]Yes    [X]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 OUTSTANDING  AT
           CLASS                                   March 31, 1998
----------------------------                     ----------------
COMMON STOCK, PAR VALUE $.01                       13,451,452 SHARES

--------------------------------------------------------------------

                      MIKROS SYSTEMS CORPORATION

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at March 31, 1998 and December 31, 1997
   (Unaudited)................................................. 1

   Statements of Operations for the Three Months Ended
   March 31, 1998 and 1997 (Unaudited) ........................ 3

   Statements of Shareholders' Equity for the Years ended
   1996 and 1997 and Three Months Ended March 31, 1998
   (Unaudited)................................................. 4

   Statements of Cash Flows for the Three Months Ended
   March 31, 1998 and 1997 (Unaudited)......................... 5

   Notes to the Financial Statements........................... 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................... 10


PART II - OTHER INFORMATION.................................... 12

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                     MARCH 31,    DECEMBER 31,
          ASSETS                       1998           1997
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                            $  115,636      $   85,592

  Accounts Receivable
    Government                        37,662         342,726
    Trade                             16,655         112,258

  Inventories                              -           5,293

  Other Current Assets                 9,910           9,561
                                  ------------    ------------

TOTAL CURRENT ASSETS                 179,863         555,430
                                  ------------    ------------

PROPERTY & EQUIPMENT

  Equipment                          135,530         135,530

  Furniture and Fixtures                   -          50,241
                                  ------------    ------------
TOTAL                               135,530         185,771
  Less:  Accumulated Depreciation   ( 52,481)       (100,672)
                                  ------------    ------------
PROPERTY & EQUIPMENT, NET             83,049          85,099
                                  ------------    ------------

OTHER ASSETS:
 Unbilled Receivables                      -           3,837

 Patent Costs, Net                    14,315          14,609

 Other Assets                         17,428          17,048
                                  ------------    ------------
TOTAL OTHER ASSETS                    31,743          35,494
                                  ------------    ------------

TOTAL ASSETS                      $  294,655      $  676,023
                                  ============    ============

                   See Notes to Financial Statements

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)

           LIABILITIES AND                          MARCH 31,    DECEMBER 31,
    SHAREHOLDERS' DEFICIENCY                         1998           1997
------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  661,214     $  685,139
  Notes Payable
    Bank                                                7,663          9,271
    Related Parties                                   547,500        547,500
    Other                                             446,500        446,500
  Obligations under Capital Leases                     23,967         23,967
  Accrued Payroll and Payroll Taxes                    45,307         35,391
  Accrued Interest                                     66,294         34,712
  Accrued Vacations                                    15,042         84,821
  Accrued Expenses                                    119,266         84,241
 Unliquidated Progress Payments and Other
  Customer Advances                                    15,000        122,849
                                                  ------------   ------------
TOTAL CURRENT LIABILITIES                           1,947,753      2,074,391
                                                  ------------   ------------
NOTES PAYABLE -Bank                                         -            716
                                                  ------------   ------------
TOTAL LIABILITIES                    1,947,753      2,075,107
                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1998 and 1997                                     80,450         80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 13,451,452 shares in 1998 and 1997      134,515        134,515

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  in 1998 and 1997                                      2,550          2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1998 and 1997    11,316         11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding in 1998 and 1997                          6,900          6,900

  Capital in excess of par                         10,248,378     10,248,378

  Accumulated deficit                             (12,137,207)   (11,883,193)
                                                  ------------   ------------

TOTAL SHAREHOLDERS' DEFICIENCY                     (1,733,548)     (1,479,534)
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $  294,655     $   676,023
                                                  ============   ============

                        See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                           Three Months Ended,
                                     March 31, 1998      March 31, 1997
                                     --------------      --------------
Revenues:
 Equipment Sales                       $ 333,592           $ 385,404
 Contract Research and Development        46,874             190,284
                                      -----------          ----------
Total Revenues                           380,466             575,688

Cost of Sales:
  Equipment Sales                        317,618             297,714
  Contract Research and Development       41,914             126,289
                                      -----------          ----------
Total Cost of Sales                      359,532             424,003
                                      -----------          ----------

Gross Margin                              20,934              151,685
                                      -----------          ----------

Expenses:
 Research & Development                   98,647             109,009
 General & Administrative                143,870             256,267
 Interest                                 32,431              32,544
                                      -----------          ----------

Total Expenses                           274,948             397,820
                                      -----------          ----------

Net Income (Loss)                      ($254,014)          ($246,135)
                                      ===========          ==========

Net Income (Loss) per share               ($0.02)             ($0.02)
                                      ===========          ==========

Weighted average number of
 shares outstanding                   13,451,452          12,018,827
                                      ===========         ===========



                See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS  DEFICIENCY
                                   (UNAUDITED)

                          Common            Preferred          Preferred
                          Stock              Stock             Stock B
                          $.01 PAR            $.01 PAR         $.01 PAR
                          VALUE              VALUE             VALUE
                         ---------  -------  -------- -------- -------- -------
                                      PAR              PAR              PAR
                          SHARES     VALUE     SHARES  VALUE    SHARES  VALUE
                         ---------  -------  -------- -------- -------- ------

Balance December 31, 1995 7,352,108 $73,521  1,005,000 $10,050 $1,131,663$11,316
Year Ended December 31, 1996:
Issuance of Common Stock  2,582,844  25,829
Sale of Common Stock      1,912,000  19,120
Net Loss
                         ---------  -------  -------- -------- ------- --------
Balance-December 31, 1996 11,846,952 118,470 1,005,000 10,050 1,131,663 11,316
Year Ended December 31, 1997
Issuance of Common Stock     854,500   8,545
Conversion of Preferred Stock 750,000  7,500 (750,000) (7,500)
Net Loss
                         ---------  -------  --------  -------- ------- -------
Balance December 31, 1997 13,451,452 134,515  255,000   2,550 1,131,663 11,316
Three Months Ended
   March 31, 1998
Net Loss
                         ---------  ------- -------- ------- -------- -------
Balance March 31, 1998 13,451,452$134,515255,000$2,5501,131,663 $11,316
                        ========= ======= ======= ======== ======== ======

                             Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance December 31, 1995       690,000   $6,900   $ 9,248,364   ($9,831,002)
Year Ended December 31, 1996:
Issuance of Common Stock                                29,304
Sale of Common Stock                                   940,880
Net Loss                                                         ( 1,447,641)
                              ---------  -------    ----------   ------------
Balance-December 31, 1996       690,000    6,900    10,218,548   (11,278,643)
Year Ended December 31, 1997
Issuance of Common Stock                                29,830
Conversion of Preferred Stock
Net Loss                                                            (604,550)
                              ---------  -------    ----------   ------------
Balance December 31, 1997       690,000    6,900    10,248,378  ( 11,883,193)
Three Months Ended
March 31, 1998
Net Loss                                                            (254,014)
                              ---------  -------    ----------   ------------
Balance December 31, 1997       690,000  $ 6,900   $10,248,378  ($12,137,207)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                The Three Months Ended
                                           March 31, 1998      March 31, 1997
                                           --------------      --------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Loss                                   ($254,014)           ($246,135)

Adjustments to reconcile Net Loss
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization                  2,344               20,418

Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                         400,667               41,094
   Unbilled Receivables                          3,837                4,824
   Inventories                                   5,293              (33,997)
   Other Current Assets                           (349)              (4,868)
   Other Assets                                   (380)              (1,989)
 Increase (Decrease) in:
   Accounts Payable                            (23,925)               5,288
   Accrued Payroll and Payroll Taxes             9,916               (2,417)
   Unliquidated Progress Billings and
     Other Customer Advances                  (107,849)             142,093
   Other Liabilities and Interest               (3,172)              83,013
                                              ---------            ---------
 Net Cash Provided (Used) by Operations         32,368                7,324

 Cash Flows Provided (Used) by Investing
 Activities:
 Equipment Purchases                                 -               (69,947)

Cash Flows Provided (Used) by Financing
 Activities:
   Proceeds from Exercise of Options
   And Warrants                                      -                15,812

  Repayment of Debt and Capital Leases           (2,324)        (25,310)
                                              ---------       ---------
Net Cash Provided (Used) by Financing
 Activities:                                    (2,324)               (9,498)
                                              ---------             ---------
Net Increase (Decrease) in Cash                 30,044               (72,121)
Cash at Beginning of Period                     85,592               395,120
                                             ----------             ---------
Cash at End of Period                         $115,636             $ 322,999
                                             ==========            ==========
Supplemental disclosure of cash flow
 information:
 Cash paid during the quarter for interest    $    219               $31,507
                                              =========            ==========

                     See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------
The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 1998, its current liabilities exceed its current assets by $1,767,890, and at December 31, 1997, its current liabilities exceed its current assets by $1,518,961.

As shown in the accompanying financial statements, the Company incurred a net loss of $254,014 for the quarter ended March 31, 1998, and as of March 31, 1998, had an accumulated deficit of $12,137,207. As of March 31, 1998, the Company was in arrears for its March, 1998 and December, 1997 interest payments and could not meet its principal repayment obligations in 1998.
Management is attempting to restructure its notes obligations with related parties and other note holders. Starting in April 1998, the Company began negotiating settlement agreements with its vendors to settle its accounts payable for reduced amounts. In order to continue as a going concern, the Company will incur substantial expenditures to develop and market its commercial wireless communications business.

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

As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K.

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1998, the changes in deficiency in assets, and the results of operations, and cash flows for the three-month periods ended
March 31, 1998 and 1997.

The results disclosed in the Statements of Operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

 NOTE B - NOTES AND LOANS PAYABLE
--------------------------------
1) Outstanding Debt is summarized as follows:

                                            03/31/98      12/31/97
                                            --------      --------
  Notes Payable to Banks                    $  7,663         9,987
  Related Parties                            547,500       547,500
  Other Notes Payable                        446,500       446,500
                                            --------      --------
                                          $1,001,663    $1,003,987
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

As of March 31, 1998, the Company was in arrears its December, 1997 and March, 1998 interest payments.

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

Interest on the unpaid principal balance is due in quarterly installments beginning on March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of December 31, 1996, the Company was in arrears on six quarterly principal payments. In October 1996, the Investors authorized deferral of the remaining $312,500 of principal payments until 1998.

As of March 31, 1998, the Company was in arrears for its March, 1998 and December, 1997 interest payments.

NOTE C - INVENTORIES
--------------------
There were no inventories at March 31, 1998. Inventories as of December 31, 1997 are stated at the lower of cost or market, computed on the first-in, first-out method.

NOTE S - SUBSEQUENT EVENTS
--------------------------
Effective, April 10, 1998, the Company sold substantially all of the tangible and intangible assets related to its defense contracts. The sales agreement provided for a sales price of $1,000,000 in engineering services to be performed by the purchaser for the Company in the future, and $600,000 in cash. The Company will also receive a royalty of 2% of the total sales of all Link 11 Data Terminal sets for a period of four years. In connection with the sale of the defense contracts, the Company entered into a non-compete agreement with the purchaser for a period of 5 years. The purchaser is not assuming the liabilities of the Company, except the Company warranty obligation under contract N00600-96-C-3063.

A net gain on the sale estimated at $1,500,000 will be recognized upon the completion of the sale. Results of operations for 1997 included net sales of $2,945,000 from defense contracts.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------
Total revenues were $380,466 for the first quarter ended March 31, 1998 compared to $575,688 for the same period in 1997.

In 1998, revenues from equipment sales were $333,592 or 87.7% of total revenue compared to $385,404 or 66.9% of total revenue for the first quarter in 1997. The 1998 equipment revenues represent the final revenues on the Company s government contracts.

Research and development revenues in 1998 were $46,874 or 12.3% for the first quarter and $190,284 or 33.1% of total revenue for the first quarter in 1997. The 1998 research and development revenues represent the revenues on two contracts which were completed in the first quarter.


COST OF SALES
-------------
Total Cost of Sales for the quarter ended March 31, 1998 was $359,532 or 94.5% of total revenue compared to $424,003 or 73.7% of total revenue for the same period in 1997. Equipment Cost of Sales was $317,618 or 95.2% of equipment revenue in the first quarter of 1998 compared to $297,714 or 77.2% of equipment revenue in the first quarter of 1997. Cost of Sales for Contract R & D was $41,914 or 89.4% of contract R & D revenue and $126,289 or 66.4% of Contract R & D revenue in the first quarters of 1998 and 1997, respectively. In 1998 the higher Cost of Sales percentages were mainly because of unabsorption of fixed overhead costs due to low volume of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses for the quarter ended March 31, 1998 was $143,870 versus $256,267 in the quarter ended March 31, 1997, a decrease of 43.9%. This decrease is due mainly to downsizing which began in the second quarter of 1997 and continued into 1998.

INTEREST EXPENSE
----------------
Interest expense was $32,431 in the quarter ended March 31, 1998 compared to $32,544 for the same quarter in 1997.

NET LOSS
--------
Net loss for the quarter ended March 31, 1998 was $254,014 versus a net loss of $246,135 for the same period in 1997. The loss was slightly higher in 1998. Although the level of revenues were significantly less, the increase in the net loss was not proportionately greater due to cost reductions implemented by management.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's financial statements for the quarter ended March 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $254,014 for the quarter ended March 31, 1998, and as of March 31, 1998 had an accumulated deficit of $12,137,207. At March 31, 1998 the Company had negative working capital of $1,767,890 compared to negative working capital of $1,518,961 at December 31, 1997. For the quarter ended March 31, 1998 the Company provided $32,368 by operating activities. For the same period in 1997, the Company provided $7,324. The Company expects to continue to incur substantial expenditures to expand its commercial wireless communications business.

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

As of March 31, 1998, the Company was in arrears on its December, 1997 and March 1998 interest payments and could not meet its principal repayment obligation in 1998. Management is attempting to restructure its note obligations with related parties and other note holders. In addition, the Company has negotiated a settlement with over 80% of its vendor accounts payable.

During 1998, management has divested its military contracts to General Atronics Corporation (GAC). The agreement, which was finalized in April, 1998, included terms that included cash in the amount of $600,000, a $1,000,000 credit for engineering services and future royalties. The Company is utilizing the engineering services credit to continue development of its AM radio technology. Because GAC hired key Mikros engineers which were involved in the development, Mikros was able to continue the development and maintain continuity for the project.

Commencing April 10, 1998, for a period of four years, the Company will receive a royalty of 2% of all data terminal sales by GAC. The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter.

The Company has negotiated a settlement with over 80% of its vendor accounts payable.

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


                                MIKROS SYSTEMS CORPORATION
                                       (Registrant)

Dated: November 23, 1998

                                /s/Thomas J. Meaney
                                -----------------------
                                Thomas J. Meaney
                                President