Form 10-Q
period 1998-06-30
MIKROS SYSTEMS CORP
filed 1998-11-25
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: June 30, 1998    COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 OUTSTANDING  AT
           CLASS                                   June 30, 1998
----------------------------                     ----------------
COMMON STOCK, PAR VALUE $.01                       13,451,452 SHARES

--------------------------------------------------------------------
























--

                      MIKROS SYSTEMS CORPORATION

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at June 30, 1998 and December 31, 1997
   (Unaudited)................................................. 1

   Statements of Operations for the Three Months Ended and the
   Six Months Ended June 30, 1998 and 1997 (Unaudited)......... 3

   Statements of Shareholders' Equity for the Years ended
   1996 and 1997 and Six Months Ended June 30, 1998 (Unaudited).4

   Statements of Cash Flows for the Three Months Ended and the
   Six Months ended June 30, 1998 and 1997(Unaudited).......... 5

   Notes to the Financial Statements........................... 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................... 10


PART II - OTHER INFORMATION.................................... 12

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                     JUNE 30,    DECEMBER 31,
          ASSETS                       1998           1997
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                            $  298,694      $   85,592

  Accounts Receivable
    Government                             -         342,726
    Trade                                  -         112,258
    Royalties                          4,177               -

  Inventories                              -           5,293

  Prepaid Engineering Services       770,581               -

  Other Current Assets                 6,271           9,561
                                  ------------    ------------

TOTAL CURRENT ASSETS               1,079,723         555,430
                                  ------------    ------------

PROPERTY & EQUIPMENT

  Equipment                           72,004         135,530

  Furniture and Fixtures                   -          50,241
                                  ------------    ------------
TOTAL                                72,004         185,771
  Less:  Accumulated Depreciation   ( 15,344)       (100,672)
                                  ------------    ------------
PROPERTY & EQUIPMENT, NET             56,660          85,099
                                  ------------    ------------

OTHER ASSETS:
 Unbilled Receivables                      -           3,837

 Patent Costs, Net                    14,021          14,609

 Other Assets                         17,429          17,048
                                  ------------    ------------
TOTAL OTHER ASSETS                    31,450          35,494
                                  ------------    ------------

TOTAL ASSETS                      $1,167,833      $  676,023
                                  ============    ============

                   See Notes to Financial Statements

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)

           LIABILITIES AND                          JUNE 30,    DECEMBER 31,
    SHAREHOLDERS' DEFICIENCY                          1998          1997
------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $  125,199     $  685,139
  Notes Payable
    Bank                                                5,337          9,271
    Related Parties                                   547,500        547,500
    Other                                             446,500        446,500
  Obligations under Capital Leases                     23,967         23,967
  Accrued Payroll and Payroll Taxes                    32,486         35,391
  Accrued Interest                                     19,213         34,712
  Accrued Vacations                                     6,371         84,821
  Accrued Expenses                                    102,462         84,241
  Deferred Contract                            770,581              -
  Unliquidated Progress Payments and Other
  Customer Advances                                    15,000        122,849
                                                  -----------   ------------
TOTAL CURRENT LIABILITIES                           2,094,616       2,074,391
                                                  ------------   ------------
NOTES PAYABLE -Bank                                         -            716
                                                  ------------   ------------
TOTAL LIABILITIES             2,094,616      2,075,107
                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1998 and 1997                                     80,450         80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 13,451,452 shares in 1998 and 1997      134,515        134,515

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  in 1998 and 1997                                      2,550          2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1998 and 1997    11,316         11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding in 1998 and 1997                          6,900          6,900

  Capital in excess of par                         10,248,378     10,248,378

  Accumulated deficit                             (11,410,892)   (11,883,193)
                                                  ------------   ------------
TOTAL SHAREHOLDERS' DEFICIENCY                     (1,007,233)    (1,479,534)
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $1,167,833     $   676,023
                                                  ============   ============

                        See Notes to Financial Statements

                        MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                          Three Months Ended,           Six Months Ended,
                    June 30, 1998  June 30, 1997   June 30, 1998   June 30, 1997
                    -------------  -------------   -------------   -------------
Revenues:
 Equipment Sales       $       -      $  612,661     $333,592      $  998,065
 Contract Research             -         594,279       46,874         784,563
   and Development
 Royalty                     4,177             -        4,177                -
                         ----------   ----------    ----------    -----------
Total Revenues               4,177    1,206,940      384,643      1,782,628
                         ----------   ----------    ----------    -----------

Cost of Sales:
  Equipment Sales            4,169      511,955      321,787        809,669
  Contract Research          2,515      365,234       44,429        491,523
     and Development
                        ----------     ----------   ----------    -----------
Total Cost of Sales          6,684      877,189       366,216     1,301,192
                         ---------     ----------   ----------    -----------
Gross Margin                (2,507)     329,751        18,427       516,902
                        ----------     ----------   ----------    -----------

Expenses:
  Research & Development   229,419       16,810       327,966       125,819
  Selling, General          75,684      286,859       219,654       543,126
    and Administrative
  Interest                  16,670       35,814        49,101        68,358
                        ----------      ----------   ----------   -----------
Total Expenses             321,773      339,483       596,721       737,303
                        ----------      ----------   ----------   -----------
Net Operating Income     (324,280)       (9,732)      472,301      (255,867)
  (Loss)
                        ----------      ----------   ----------   -----------
Gain on Sale of            763,955            -       763,955             -
  Government Contracts
Gain on Settlement of Accounts
       Payable Debt        286,640            -       286,640             -
                        ----------      ----------   ----------   -----------
Net Income (Loss)         $726,315       ($9,732)   $ 472,301      ($255,867)
                       ===========      ==========   ==========   ===========

Net Income (Loss)           $0.05           $   -   $0.04          ($  0.02)
  per share            ===========      ==========   ==========   ===========

Weighted average number of
 shares outstanding    13,451,452      12,265,910    13,451,452    12,265,910
                      ===========      ===========   ==========    ===========



                See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS  DEFICIENCY
                                   (UNAUDITED)

                         Common            Preferred           Preferred
                          Stock             Stock             Stock B
                       $.01 PAR          $.01 PAR            $.01 PAR
                          VALUE            VALUE               VALUE
                       ---------  -------  --------  -------- --------  -------
                                    PAR                  PAR             PAR
                        SHARES     VALUE     SHARES     VALUE   SHARES  VALUE
                       ---------  -------  ---------  --------  ------  --------

Balance December 31,   7,352,108  $73,521  1,005,000 $10,050 $1,131,663  $11,316
  1995
Year Ended December 31, 1996:
Issuance of Common     2,582,844   25,829
   Stock
Sale of Common Stock   1,912,000   19,120
Net Income (Loss)
                       ---------  -------  ---------  ------- ---------  -------
Balance-December 31,  11,846,952  118,470  1,005,000  10,050  1,131,663  11,316
  1996
Year Ended December 31, 1997
Issuance of Common      854,500   8,545
  Stock
Conversion of           750,000   7,500   (750,000) (7,500)
  Preferred Stock
Net Income (Loss)
                      ---------  -------  --------- -------- ---------  --------
Balance December 31, 13,451,452  134,515    255,000  2,550   1,131,663  11,316
  1997
Six  Months Ended
  June 30, 1998
Net Income (Loss)
                     --------    -------  --------- -------- --------- --------
Balance June 30, 199813,451,452 $134,515  255,000  $2,550  1,131,663 $11,316
                     ========== ======== ========= ======  ========= =======

                             Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance December 31, 1995       690,000   $6,900   $ 9,248,364   ($9,831,002)
Year Ended December 31, 1996:
Issuance of Common Stock                                29,304
Sale of Common Stock                                   940,880
Net Income (Loss)                                                ( 1,447,641)
                              ---------  -------    ----------   ------------
Balance-December 31, 1996       690,000    6,900    10,218,548   (11,278,643)
Year Ended December 31, 1997
Issuance of Common Stock                                29,830
Conversion of Preferred Stock
Net Income (Loss)                                                   (604,550)
                              ---------  -------    ----------   ------------
Balance December 31, 1997       690,000    6,900    10,248,378  ( 11,883,193)

Six Months Ended
June 30, 1998
Net Income (Loss)                                                    472,301
                              ---------  -------    ----------   ------------
Balance June 30,1998            690,000  $ 6,900   $10,248,378  ($11,410,892)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                                            MIKROS SYSTEMS CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                             Three Months Ended           Six Months Ended
                      June 30, 1998  June 30,1997  June 30, 1998  June 30, 1997
                      -------------  -------------  -------------  -------------
Cash Flows Provided (Used)
  by Operating Activities:
  Net Income (Loss)        $726,315     ($9,732)      $472,301    ($255,867)

Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
Activities:
  Depreciation and Amortization 2,344     20,736          4,689       41,154
  Gain from Sale of Defense Contracts, Net of
    Equipment and t        (575,662)           -       (575,662)           -
      Engineering Credit
Non Cash Settlement of     (286,640)           -       (286,640)           -
  Accounts Payable
Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable       50,140     (128,110)        450,807      (87,016)
   Unbilled Receivables           -            -         3,837          4,824
   Inventorie                     -     (122,598)        5,293       (156,595)
   Other Current Assets       3,639          400         3,290         (4,468)
   Other Assets                 (1)       (4,719)         (381)        (6,708)
 Increase (Decrease) in:
   Accounts Payable       (249,375)        8,214         (273,500)     13,502
   Accrued Payroll         (12,821)      (10,068)          (2,905)    (12,485)
    and Payroll Taxes
   Unliquidated Progress Payments and
      Customer Advances          -       114,902         (107,849)    256,995
   Other Liabilities and   (72,556)      (86,399)         (75,728)      (3,386)
      Interest
                           ---------     ---------        ---------  ----------
 Net Cash Provided (Used) (414,617)     (217,374)         (382,248)    (210,050)
   by Operations
                           ---------     ---------        ---------  ----------
Cash Flows Provided (Used) by Investing
 Activities:
 Sale of Government        600,000             -           600,000          -
   Contracts
 Equipment Purchases             -       (22,509)                -      (92,456)
                          ---------     ---------         ---------     --------
Net Provided (Used) by s   600,000       (22,509 )         600,000      (92,456)
  Investing Activities
Cash Flows Provided (Used) by Financing
 Activities:
  Proceeds from Issuance of      -        14,844                -        30,656
    Common Stock
  Repayment of Debt and     (2,325)      (15,596)          (4,650)      (40,906)
    Capital Leases
                          ---------     ---------         ---------    -------
Net Cash Provided (Used) by Financing
 Activities:                (2,325)         (752)          (4,650)     (10,250)
                          ---------     ----------        ---------     --------
Net Increase (Decrease)    183,058      (240,635)         213,102      (312,756)
  in Cash
Cash at Beginning          115,636       322,999           85,592      395,120
  of Period
                          ---------     ---------         ---------    ---------
Cash at End of Period     $298,694      $  82,364         $298,694     $ 82,364
                          =========     =========         =========    =========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest    $63,165        $32,028          $63,384     $63,589
                          =========     =========         =========    =========
Supplemental disclosure of non-cash transactions:
  Credit for Engineering Services from
  Sale of Government     $1,000,000    $       -        $1,000,000   $      -
    Contracts
                         ===========    =========         =========    ========
  Engineering Services   $  229,419    $        -       $  229,419   $        -
    Credit Utilized
                         ===========    =========         =========    ========
                                          See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------
The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 1998, the Company s current liabilities exceeded its current assets by $1,014,893, and at December 31, 1997, the Company s current liabilities exceeded its current assets by $1,518,961.

As shown in the accompanying financial statements, the Company incurred a net operating loss of $324,280 for the quarter ended June 30, 1998, and as of June 30, 1998 incurred a year to date operating loss of $578,294. The Company recorded extraordinary gains as described below during the second quarter of 1998. The net income after extraordinary gains was $726,315 and $472,301 for the quarter and year to date at June 30, 1998, respectively. The accumulated deficit was $11,410,892 as of June 30, 1998.

The Company recorded a significant portion of its extraordinary gain from the sale of its government contracts during the second quarter which amounted to $763,955. The balance of the gain will be recorded within the next twelve months as the $1,000,000 engineering services credit (part of the terms of the sale) is utilized. (For further explanation see Liquidity and Cash Resources included in this report.) During the second quarter of 1998, $229,419 of the engineering services credit was used.

Commencing in April 1998, the Company began negotiating settlement agreements with its vendors to settle its accounts payable for reduced amounts. As such, the Company recorded an extraordinary gain of $286,640 during the second quarter of 1998. The Company continues to work towards settlement with its remaining accounts payable vendors.

As of June 30, 1998, the Company was in arrears for its June, 1998 interest payments and could not meet its principal repayment obligations in 1998. Management is attempting to restructure its notes obligations with related parties and other note holders. Based on the proposed restructuring of debt, management has ceased to record interest expense as of May 15, 1998.

In order to continue as a going concern, the Company will utilize its engineering credit with a strategic partner to develop its commercial wireless communications business.

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

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1998, the changes in deficiency in assets, and the results of operations, and cash flows for the three month and six month periods ended June 30, 1998 and 1997.

The results disclosed in the Statements of Operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


 NOTE B - NOTES AND LOANS PAYABLE
--------------------------------
1) Outstanding Debt is summarized as follows:

                                            06/30/98      12/31/97
                                            --------      --------
  Notes Payable to Banks                    $  5,337         9,987
  Related Parties                            547,500       547,500
  Other Notes Payable                        446,500       446,500
                                            --------      --------
                                            $999,337    $1,003,987
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

As of June 30, 1998, the Company was in arrears for its June, 1998 interest payments and could not meet its principal repayment obligations in 1998. Management is attempting to restructure its notes obligations with related parties and other note holders. Based on the proposed restructuring of debt, management has ceased to record interest expense as of May 15, 1998.

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

As of June 30, 1998, the Company was in arrears for its June, 1998 interest payments and could not meet its principal repayment obligations in 1998. Management is attempting to restructure its notes obligations with related parties and other note holders. Based on the proposed restructuring of debt, management has ceased to record interest expense as of May 15, 1998.

NOTE C - INVENTORIES
--------------------
Inventories as of December 31, 1997 are stated at lower of cost or market, using the first-in, first-out method. No inventories exist at June 30, 1998.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------
Total revenues were $4,177 for the quarter ended June 30, 1998 and $384,643 for the six months ended June 30, 1998 compared to $1,206,940 for the three months ended June 30, 1997 and $1,782,628 for the six months ended June 30, 1997.

In 1998, revenues from equipment sales were $333,592 or 86.7% of total revenue compared to $998,065 or 56% of total revenue for the six months ended June 30, 1997. The 1998 equipment revenues represent final revenues on the Company s government contracts.

Research and development revenues in 1998 were $46,874 or 12.2.% for the first quarter and $784,563 or 44.0% of total revenue for the first quarter in 1997. The 1998 research and development revenues represent the revenues on two contracts which were completed in the first quarter.

The $4,177 in royalty revenues represent the initial royalties due to the Company pursuant to its agreement with General Atronics Corporation relative to the Company s sale of its defense contracts. The royalty revenue represents 1.1% of the Company s 1998 revenues.

COST OF SALES
-------------
Total Cost of Sales for the quarter ended June 30, 1998 was $6,684 which represents depreciation of equipment relative to the Company s commercial development equipment and final costs relating to the elimination of the Company s engineering department. It represents 160% of revenues for the quarter ended June 30, 1998. Total costs of sales equaled $877,189 or 72.7% of total revenue for the same period in 1997.

Equipment Cost of Sales was $321,787 or 96.4% of equipment revenue for the six months ended June 30, 1998 compared to $809,669 or 81.1% of equipment revenue for the same period in 1997. Cost of Sales of Contract R & D was $44,429 or 94.8% of Contract R & D revenue and $491,523 or 37.8% of Contract R & D revenue in the first quarters of 1998 and 1997, respectively. In 1998, the higher Cost of Sales percentages were mainly because of unabsorption of fixed overhead costs due to low volume of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses $75,684 for the quarter, and $219,654 year to date, versus $286,859 for the quarter and $543,126 year to date as of June 30, 1997, a decrease of 73.6% and 47.1% respectively. This decrease is due mainly to downsizing which began in the second quarter of 1997 and continued through the second quater of 1998.

INTEREST EXPENSE
----------------
Interest expense was $16,670 in the quarter ended June 30, 1998 compared to $35,514 for the same quarter in 1997. For the six months ended June 30, 1998 and 1997, respectively, interest expense was $49,101 and $68,358. Based on the proposed restructuring of debt, management has ceased to record interest expense as of May 15, 1998.

NET INCOME (LOSS)
-----------------
Net Income for the quarter ended June 30, 1998 was $726,315 versus a net loss of $9,732 for the same period in 1997. The Net Income resulted from extraordinary gain from the Company s divestiture of its government contracts ($763,955) as well as gain from the settlement of accounts payable debt ($286,640).

The net operating loss for the current quarter was $324,280 and the year to date was net operating loss was $578,294 in 1998. This compares with a net operating loss of $9,732 for the quarter and $255,867 year to date in 1997. The increase in net operating losses is directly attributable to the constriction of business in both Equipment and Contract Research & Development in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's financial statements for the quarter ended June 30,1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company incurred a net income of $472,301 and year to date as of June 30, 1997 had an accumulated deficit of $11,410,892. At June 30, 1998 the Company had negative working capital of $1,014,893 compared to negative working capital of $1,518,961 at December 31, 1997. For the quarter ended June 30, 1998 the Company used $414,617 operating activities. For the same period in 1997, the Company used $217,374. Year to date, the Company used $382,448 and $210,050 by opearating activities in 1998 and 1997, respectively. The Company expects to continue to incur substantial expenditures to expand its commercial wireless communications business.

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

As of June 30, 1998, the Company was in arrears on its June, 1998 interest payments and could not meet its principal repayment obligation in 1998. Management is attempting to restructure its note obligations with related parties and other note holders. Pursuant to the plans to restructure debt, the Company ceased to record interest expense on its related party and other notes payable as of May 15, 1998.

In addition, the Company has negotiated a settlement with over 80% of its vendor accounts payable.

During 1998, management has divested its military contracts to General Atronics Corporation (GAC). The agreement, which was finalized in April, 1998, included terms that included cash in the amount of $600,000, a $1,000,000 credit for engineering services and future royalties. The Company is utilizing the engineering services credit to continue development of its AM radio technology. Because GAC hired key Mikros engineers which were involved in the development, Mikros was able to continue the development and maintain continuity for the project. As of June 30, 1998, the engineering services provided by GAC was $229,419.

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


                                MIKROS SYSTEMS CORPORATION
                                       (Registrant)

Dated: November 24, 1998

                                /s/
                                -----------------------
                                Thomas J. Meaney
                                President