Form 10-Q
period 1998-09-30
MIKROS SYSTEMS CORP
filed 1998-12-02
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: September 30, 1998    COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 OUTSTANDING  AT
           CLASS                                   September 30, 1998
----------------------------                     ----------------
COMMON STOCK, PAR VALUE $.01                       13,451,452 SHARES

--------------------------------------------------------------------

                      MIKROS SYSTEMS CORPORATION

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at September 30, 1998 and December 31, 1997
   (Unaudited)................................................... 1

   Statements of Operations for the Three Months Ended and the
   Nine Months Ended September 30, 1998 and 1997 (Unaudited)..... 3

   Statements of Shareholders' Equity for the Years ended 1996 and 1997 and Nine Months Ended September 30,1998 (Unaudited)...4

   Statements of Cash Flows for the Three Months Ended and the
   Nine Months ended September 30, 1998 and 1997 (Unaudited)..... 5

   Notes to the Financial Statements............................. 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations.......................... 11


PART II - OTHER INFORMATION..................................... 14

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                  SEPTEMBER 30,    DECEMBER 31,
          ASSETS                      1998            1997
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                             $ 156,656      $   85,592

  Accounts Receivable
    Government                             -         342,726
    Trade                                  -         112,258
    Royalties                          7,760               -

  Inventories                              -           5,293

  Prepaid Engineering Services       438,451               -

  Other Current Assets                 9,715           9,561
                                  ------------    ------------

TOTAL CURRENT ASSETS                 612,582         555,430
                                  ------------    ------------

PROPERTY & EQUIPMENT

  Equipment                           71,240         135,530

  Furniture and Fixtures                   -          50,241
                                  ------------    ------------
TOTAL                                71,240         185,771
  Less:  Accumulated Depreciation   ( 21,144)       (100,672)
                                  ------------    ------------
PROPERTY & EQUIPMENT, NET             50,096          85,099
                                  ------------    ------------

OTHER ASSETS:
 Unbilled Receivables                      -           3,837

 Patent Costs, Net                    30,186          14,609

 Other Assets                            872          17,048
                                  ------------    ------------
TOTAL OTHER ASSETS                    31,058          35,494
                                  ------------    ------------

TOTAL ASSETS                      $  693,736      $  676,023
                                  ============    ============

                   See Notes to Financial Statements

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)

           LIABILITIES AND                        SEPTEMBER 30,  DECEMBER 31,
    SHAREHOLDERS' DEFICIENCY                          1998          1997
------------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $   54,118     $  685,139
  Notes Payable
    Bank                                                3,012          9,271
    Related Parties                                   530,000        547,500
    Other                                             446,500        446,500
  Obligations under Capital Leases                     23,967         23,967
  Accrued Payroll and Payroll Taxes                    32,486         35,391
  Accrued Interest                                          -         34,712
  Accrued Vacations                                     3,736         84,821
  Accrued Expenses                                    109,569         84,241
  Deferred Contract                                   438,451              -
  Unliquidated Progress Payments and Other
  Customer Advances                                         0       122,849
                                                  -----------   ------------
TOTAL CURRENT LIABILITIES                           1,641,839      2,074,391
                                                  ------------   ------------
NOTES PAYABLE -Bank                                         -            716
                                                  ------------   ------------
TOTAL LIABILITIES             1,641,839      2,075,107
                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1998 and 1997                                     80,450         80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY
  Common Stock, par value $.01 per share,
  authorized 25,000,000 shares, issued and
  outstanding 13,451,452 shares in 1998 and 1997      134,515        134,515

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  in 1998 and 1997                                      2,550          2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1998 and 1997    11,316         11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding in 1998 and 1997                          6,900          6,900

  Capital in excess of par                         10,248,378     10,248,378

  Accumulated deficit                             (11,432 212)   (11,883,193)
                                                  ------------   ------------
TOTAL SHAREHOLDERS' DEFICIENCY                     (1,028,553)    (1,479,534)
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $  693,736     $   676,023
                                                  ============   ============

                        See Notes to Financial Statements

                        MIKROS SYSTEM CORPORATION
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                     Three Months Ended,               Nine Months Ended,
                    September 30,  September 30,    September 30,  September 30,
                        1998           1997            1998           1997
                   -------------  -------------     -------------  -------------
Revenues:
 Equipment Sales      $       -      $1,270,127         $333,592    $2,268,192
 Contract Research            -         711,705           46,874     1,496,268
   and Development
 Royalty                  3,583               -            7,760             -
                      ----------     ----------       ----------    ---------
Total Revenues            3,583       1,981,832          388,226    3,764,460
                      ----------     ----------       ----------    ----------

Cost of Sales:
  Equipment Sales             -         901,241          321,787    1,710,910
  Contract Research       8,233         596,280           52,662    1,087,803
    and Development
                      ----------     ----------       ----------    -----------
Total Cost of Sales       8,233       1,497,521          374,449    2,798,713
                      ----------     ----------       ----------    -----------
Gross Margin             (4,650)        484,311           13,777      965,747
                      ----------     ----------       ----------    -----------

Expenses:
  Research & Development 332,130       (16,694)          660,096      109,125
  Selling, General        48,603       180,434           268,257      723,560
    and Administrative
  Interest                    24        33,469            49,125      101,827
                      ----------     ----------       ----------      ----------
Total Expenses           380,757       197,209           977,478      934,512
                      ----------     ----------       ----------      ----------
Net Operating Income   (385,407)       287,102         (963,701)       31,235
  (Loss)              ----------     ----------       ----------      ---------
Gain on Sale            332,130              -        1,096,085             -
  of Government Contracts
Gain on Settlement of Accounts
       Payable Debt      31,957              -          318,597             -
                      ----------      ----------       ----------      ---------
Net Income (Loss)     ($ 21,320)       $287,102         $450,981       $31,235
                     ===========      ==========       ==========      =========


Net Income (Loss)      $    -          $    -           $0.03           $   -
  per share          ===========      ==========       ==========     =========

Weighted average number of
 shares outstanding   13,451,452      12,265,910       13,451,452     12,265,910
                     ===========      ==========       ==========     ==========



                                 See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF SHAREHOLDERS  DEFICIENCY
                                   (UNAUDITED)

                     Common            Preferred            Preferred
                      Stock              Stock               Stock B
                    $.01 PAR            $.01 PAR             $.01 PAR
                     VALUE              VALUE                 VALUE
                   ---------  -------  ---------  --------  ---------  --------
                               PAR                  PAR                PAR
                    SHARES     VALUE     SHARES     VALUE   SHARES     VALUE
                   ---------  -------  ---------  --------  ---------  --------

Balance December 31, 1995 7,352,108 $73,521 1,005,000 $10,050 $1,131,663 $11,316
Year Ended December 31, 1996:
Issuance of Common Stock  2,582,844  25,829
Sale of Common Stock      1,912,000  19,120
Net Income (Loss)
                          ---------  ------- --------- -------- --------- ------
Balance-December 31, 199611,846,952  118,470 1,005,000  10,050 1,131,663  11,316
Year Ended December 31, 1997
Issuance of Common Stock    854,500    8,545
Conversion of Preferred Stock 750,000  7,500  (750,000) (7,500)
Net Income (Loss)
                           ---------  -------  -------  ------ ---------  ------
Balance December 31, 1997  13,451,452  134,515  255,000  2,550  1,131,663 11,316
Nine Months Ended
  September 30, 1998
Net Income (Loss)
                        ---------  -------  --------- ------- --------- -----
Balance September 30,   13,451,452 $134,515 255,000  $2,550 1,131,663$11,316
  1998                  =========== ======== ========= ====== ========= ======

                             Preferred
                               Stock D               Capital
                              $.01 PAR              in excess    Accumulated
                                VALUE                of Par        Deficit
                              ---------  -------    ---------    -----------
                                           PAR
                               SHARES     VALUE
                              ---------  -------    ---------    -----------
Balance December 31, 1995       690,000   $6,900   $ 9,248,364   ($9,831,002)
Year Ended December 31, 1996:
Issuance of Common Stock                                29,304
Sale of Common Stock                                   940,880
Net Income (Loss)                                                ( 1,447,641)
                              ---------  -------    ----------   ------------
Balance-December 31, 1996       690,000    6,900    10,218,548   (11,278,643)
Year Ended December 31, 1997
Issuance of Common Stock                                29,830
Conversion of Preferred Stock
Net Income (Loss)                                                   (604,550)
                              ---------  -------    ----------   ------------
Balance December 31, 1997       690,000    6,900    10,248,378  ( 11,883,193)

Six Months Ended
September 30, 1998
Net Income (Loss)                                                    450,981
                              ---------  -------    ----------   ------------
Balance September 30,1998       690,000  $ 6,900   $10,248,378  ($11,432,212)
                              =========  =======    ==========   ============

                        See Notes to Financial Statements

                                            MIKROS SYSTEMS CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                        Three Months Ended                Six Months Ended
                      September 30,  September 30,  September 30,  September 30,
                              1998          1997           1998         1997
                         -------------  ------------- -------------  -----------
Cash Flows Provided (Used)
 by Operating Activities:
  Net Income (Loss)        ($21,320)      $287,102      $450,981      $31,235

Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization 7,022       20,577        11,711       61,731
  Gain from Sale of Defense Contracts, Net of
     Equipment and Engineering      -            -      (575,662)           -
       Credit
 Non Cash Settlement of Accounts (31,957)        -       (318,597)          -
   Payable
Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable            (3,583)    (2,164)      447,224      (89,180)
   Unbilled Receivables                -     43,948         3,837       48,772
   Inventories                         -   (237,217)        5,293     (393,812)
   Other Current Assets           (3,444)       (68)         (154)     (4,536)
   Other Assets                      (66)         -          (447)     (6,708)
 Increase (Decrease) in:
   Accounts Payable              (39,124)   (15,591)     (312,424)     (2,089)
   Accrued Payroll and Payroll Taxes   -     (4,192)       (2,905)    (16,677)
   Unliquidated Progress Payments and
      Customer Advances          (15,000)  (352,393)     (122,849)    (95,398)
   Other Liabilities and Interest(14,741)   194,584       (90,469)    191,198
                              ---------     ---------    ---------   ----------
 Net Cash Provided (Used) by    (122,213)   (65,414)     (504,461)    (275,464)
    Operations                ---------     ---------     ---------  ----------
Cash Flows Provided (Used) by Investing
 Activities:
 Sale of Government Contracts         -           -       600,000             -
 Equipment Purchases                  -      (3,949)            -      (96,405)
                              ---------     ---------     ---------   ----------
Net Provided (Used) by                -      (3,949)      600,000       (96,405)
  Investing Activities
Cash Flows Provided (Used) by Financing
 Activities:
  Proceeds from Issuance of           -       5,844             -        36,500
    Common Stock
  Repayment of Debt and Capital (19,825)     (8,643)       (24,475)     (49,549)
    Leases
                              ---------     ---------      ---------   -------
Net Cash Provided (Used) by Financing
 Activities:                    (19,825)     (2,799)       (24,475)    (13,049)
                              ---------     ----------     ---------   ---------
Net Increase (Decrease)        (142,038)     (72,162)       71,064     (384,918)
  in Cash
Cash at Beginning of Period     298,694       82,364        85,592       395,120
                              ---------     ---------      ---------   ---------
Cash at End of Period          $156,656    $  10,202       $156,656   $   10,202
                              =========     =========      =========    ========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest        $ 20,332      $31,919        $83,497   $ 95,508
                              =========      ========      =========  =========
Supplemental disclosure of non-cash transactions:
  Credit for Engineering Services from
  Sale of Government Contracts $      -      $       -     $1,000,000  $      -
                              ==========     =========     ==========  ========
  Engineering Services Credit  $332,130      $       -     $ 561,549   $      -
     Utilized                 ===========    =========     =========   ========
                                          See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------
The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 1998, the Company s current liabilities exceeded its current assets by $1,029,257, and at December 31, 1997, the Company s current liabilities exceeded its current assets by $1,518,961.

As shown in the accompanying financial statements, the Company incurred a net operating loss of $385,407 for the quarter ended September 30, 1998, and as of September 30, 1998 incurred a year to date operating loss of $977,478. The Company recorded extraordinary gains as described below during the second and third quarter of 1998. The net loss after extraordinary gains was $21,320 for the quarter and the year to date net income after extraordinary gains was $450,981 at September 30, 1998. The accumulated deficit was $11,432,212 as of September 30, 1998.

The Company recorded a significant portion of its extraordinary gain from the sale of its government contracts during the second quarter. As the engineering services credit is being utilized the deferred gain is being recognized. In the third quarter the amount of the gain equaled $332,130. The year to date gain totals $1,096,085 as of September 30, 1998. The balance of the gain will continue to be recorded within the next twelve months as the balance of the $1,000,000 engineering services credit (part of the terms of the sale) is utilized. (For further explanation see Liquidity and Cash Resources included in this report.)

Commencing in April 1998, the Company began negotiating settlement agreements with its vendors to settle its accounts payable for reduced amounts. As such, the Company recorded an extraordinary gain of $31,957 and $318,597 for the quarter and year to date as of September 30, 1998, respectively. The Company continues to work towards settlement with its remaining accounts payable vendors.

As of September 30, 1998, the Company could not meet its principal repayment obligations in 1998. Management is attempting to restructure its notes obligations with related parties and other note holders. Based on the proposed restructuring of debt, management has ceased to record interest expense as of May 15, 1998.

In order to continue as a going concern, the Company will continue to utilize its engineering credit with a strategic partner to develop its commercial wireless communications business.

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

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1998, the changes in deficiency in assets, and the results of operations, and cash flows for the three month and nine month periods ended September 30, 1998 and 1997.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


 NOTE B - NOTES AND LOANS PAYABLE
--------------------------------
1) Outstanding Debt is summarized as follows:

                                            09/30/98      12/31/97
                                            --------      --------
  Notes Payable to Banks                    $  3,012         9,987
  Related Parties                            530,000       547,500
  Other Notes Payable                        446,500       446,500
                                            --------      --------
                                            $979,512    $1,003,987
                                           =========    ==========

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

In October 1996 all of the note holders of the 1996 and the 1992-93 financings agreed to a deferral of principal payments in exchange for the right to convert outstanding debt to Common Stock of the Company at a rate of one (1) share of stock for $1.00 of debt. The Company determined that the fair value of the conversion feature was immaterial. Accordingly, no accounting recognition has been given to this modification of terms.

As of September 30, 1998, the Company could not meet its principal repayment obligations in 1998. Management is attempting to restructure its notes obligations with related parties and other note holders. Based on the proposed restructuring of debt, management has ceased to record interest expense as of May 15, 1998.

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

Pursuant to the Purchase Agreement, as long as SSI owns 1% or more of the Company's outstanding equity securities, on a fully-diluted basis, the Company is obligated to, among other things: (i)permit SSI to inspect the operations and business of the Company; and (ii) fix and maintain the number of Directors on the Board of Directors at eight members. In addition, the Purchase Agreement also provides that as long as SSI owns such 1%, the Company is subject to certain negative covenants, including, among other things, restrictions on: (i)transactions with affiliates of the Company; (ii) certain indebtedness; and (iii) amendments to the Company's Certificate of Incorporation and Bylaws.

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

Pursuant to such transactions, each of the Investors acquired, in consideration of an aggregate of $250,000 (each of the Investors individually paying $50,000 in cash), twenty percent of (i)50,000 shares of Common Stock, $.01 par value ("Common Stock"), of the Company (ii) promissory notes of the Company in the aggregate principal amount of $916,875 (collectively, the "Investor Notes), (iii) warrants ("Series C Warrants") to purchase 97,500 shares of Series C Preferred Stock, $.01 par value, of the Company and (iv) certain loan and equity rights in the Company, including without limitation, rights under loan agreements, an investment agreement, a note purchase agreement, and all documents related to such agreements.

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

As of September 30, 1998, the Company could not meet its principal repayment obligations in 1998. Management is attempting to restructure its notes obligations with related parties and other note holders. Based on the proposed restructuring of debt, management has ceased to record interest expense as of May 15, 1998.

NOTE C - INVENTORIES
--------------------
Inventories as of December 31, 1997 are stated at lower of cost or market, using the first-in, first-out method. No inventories exist at September 30, 1998.

Part I. Item II.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------
Total revenues were $3,583 for the quarter ended September 30, 1998 and $388,226 for the nine months ended September 30, 1998 compared to $1,981,832 for the three months ended September 30, 1997 and $3,764,460 for the nine months ended September 30, 1997. The third quarter revenues represent royalty revenue attributable to GAC's sales of Data Terminal Sets worldwide.

In 1998, revenues from equipment sales were $333,592 or 85.9% of total revenue compared to $2,268,192 or 60.3% of total revenue for the nine months ended September 30, 1997. The 1998 equipment revenues represent final revenues on the Company s government contracts.

Research and development revenues in 1998 total $46,874 or 12.1% quarter and $1,496,268 or 40.0% of total revenue for the nine months ended September 30, 1997. The 1998 research and development revenues represent the revenues on two contracts which were completed in the first quarter.

The $7,760 in royalty revenues represent the year to date royalties due to the Company pursuant to its agreement with General Atronics Corporation relative to the Company s sale of its defense contracts. The royalty revenue represents 2% of the Company s 1998 revenues.

COST OF SALES
-------------
Total Cost of Sales for the quarter ended September 30, 1998 was $8,233 which represents depreciation of equipment relative to the Company s commercial development equipment and final costs relating to the elimination of the Company s engineering department. It represents 230% of revenues for the quarter ended September 30, 1998. Total costs of sales equaled $1,497,521 or 75.6% of total revenue for the same period in 1997.

Equipment Cost of Sales was $321,787 or 96.4% of equipment revenue for the nine months ended September 30, 1998 compared to $1,710,910 or 75.4% of equipment revenue for the same period in 1997. Cost of Sales of Contract R & D was $52,662 or 112.3% of Contract R & D revenue and $1,087,803 or 72.7% of Contract R & D revenue in the first three quarters of 1998 and 1997, respectively. In 1998, the higher Cost of Sales percentages were mainly because of unabsorption of fixed overhead costs due to low volume of revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses $48,603 for the quarter, and $268,257 year to date at September 30, 1998.This compares with $286,859 for the quarter and $543,126 year to date as of September 30, 1997, a decrease of 73.1% and 62.9% a respectively. This decrease is due mainly to downsizing which began in the second quarter of 1997 and continued through the second quarter of 1998.

INTEREST EXPENSE
----------------
Interest expense was $24 in the quarter ended September 30, 1998 compared to $33,469 for the same quarter in 1997. For the nine months ended September 30, 1998 and 1997, respectively, interest expense was $49,125 and $101,827. Based on the proposed restructuring of debt, management has ceased to record interest expense as of May 15, 1998.

NET INCOME (LOSS)
-----------------
Net Loss for the quarter ended September 30, 1998 was $21,320 versus net income of $287,102 for the same period in 1997.

The net operating loss for the current quarter was $380,757 and the year to date was net operating loss was $963,701 in 1998. This compares with a net operating income of $287,102 for the quarter and $31,235 year to date in 1997. The increase in net operating losses is directly attributable to the constriction of business in both Equipment and Contract Research & Development in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's financial statements for the quarter ended September 30,1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company incurred a net income of $450,981 and year to date as of September 30, 1998 had an accumulated deficit of $11,432,212. At September 30, 1998 the Company had negative working capital of $1,029,257 compared to negative working capital of $1,518,961 at December 31, 1997. For the quarter ended September 30, 1998 the Company used $122,213 by operating activities. For the same period in 1997, the Company used $65,485. Year to date, the Company used $504,461 and $276,464 by operating activities in 1998 and 1997, respectively. The Company expects to continue to incur expenditures to expand its commercial wireless communications business. The Company is currently utilizing the engineering services credit attained from the sale of its defense contracts.

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

As of September 30, 1998, the Company could not meet its principal repayment obligation in 1998. Management is attempting to restructure its note obligations with related parties and other note holders. Pursuant to the plans to restructure debt, the Company ceased to record interest expense on its related party and other notes payable as of May 15, 1998.

In addition, the Company has negotiated a settlement with over 90% of its vendor accounts payable.

During 1998, management has divested its military contracts to General Atronics Corporation (GAC). The agreement, which was finalized in April, 1998, included terms that included cash in the amount of $600,000, a $1,000,000 credit for engineering services and future royalties. The Company is utilizing the engineering services credit to continue development of its AM radio technology. Because GAC hired key Mikros engineers which were involved in the development, Mikros was able to continue the development and maintain continuity for the project. As of September 30, 1998, the engineering services provided by GAC totaled $561,549.

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


                                MIKROS SYSTEMS CORPORATION
                                       (Registrant)

Dated: December 2, 1998


                                -----------------------
                                Thomas J. Meaney
                                President