Form 10-K
period 1998-12-31
MIKROS SYSTEMS CORP
filed 1999-04-14
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         ----------------------
                              FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998. Commission file number 2-67918

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

                   Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of April 9, 1999, was approximately $ 3,149,563 based on the average of the bid and asked price quoted by National Quotation Bureau, Inc. The number of shares outstanding of the Registrant's $.01 par value common stock as of April 9, 1999 was 28,588,963.

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

The knowledge base and proprietary technology developed was recognized by the Company as applicable to the rapidly expanding wireless business in the commercial sector. The rigorous radio transmission environment as well as the challenges of underwater signal processing required Mikros employees to invent new methods to optimize the bandwidth for a higher data throughput.

In 1995, the Company decided to also pursue commercial contracts which would employ these advanced techniques to enhance the data transmission rates in the AM and FM radio spectrum.

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in Mikros in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Initially, Safeguard invested $1 million in MBC for 75% ownership whereas Mikros owned the remaining 25%. Mikros share in MBC was subsequently diluted to 18%, as a result of an additional capital investment of $1,200,000 by Safeguard. In 1998, Mikros'share increased to 50% as a result of the Company's investment arising from the use of its engineering credits.(see Note B of Notes to Financial Statements).

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

Mikros entered negotiations in late 1997 for the sale of the military contracts to General Atronics Corporation (GAC). The resulting transaction included a $600,000 cash payment and a 2% royalty to be paid to Mikros over four years on all data terminal set sales. Royalties of $5,540 were paid in 1998. In addition, GAC is obligated to supply $1 million in engineering services to Mikros which will be expended on the AM data program with MBC. In 1998, the total amount of engineering services utilized was $765,278.

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

Digital radio has been under development for a number of years by some corporations. The Mikros approach has the prospect of delivery of the data in a robust manner that will have the same signal strength as the basic radio signal. The business model to utilize this technology in the commercial sector is being developed.

The digital system Mikros is developing for AM radio data transmission will allow simultaneous broadcasting of the present radio signal with a digital channel to be used for additional voice channels. This will be accomplished with minimal disturbance to the existing radio channel. In effect the radio broadcaster will be able to provide more channels or equivalent stations from the same radio transmitters. This system will require a minor modification to the radio station transmitter which will not require new FCC approval if the adjacent channel interference is avoided.

The Company has successfully completed the Alpha Phase of its development program for AM data broadcasting. Live on the air tests have demonstrated the Company's ability to simultaneously broadcast a data signal along with regular audio programming. The data is received using a custom data radio that has been developed by the Company.

While the new technology can be made available to all modified or newly designed AM receivers, initially, the automotive market will be addressed due to its size and its dependence on wireless transmissions. A car radio equipped with the proposed AM technology will be able to receive a variety of additional information such as traffic alerts, weather, sports and financial information, and books on tape.

Other companies are pursuing compact disk quality sound for car radios by using a constellation of satellites to relay the data to the car. However, there are 5500 AM radio stations in the United States. Therefore, management believes its technology is a low cost solution for the broadcasters using the existing AM radio infrastructure.

Marketing
---------

The Company is focused on developing interest in its AM technology. Other than its relationship with MBC, there are no other programs being pursued. It is indicated that Robert M. Lansey, President of Mobile Broadcasting Corporation
(MBC), will be marketing the AM data broadcasting technology currently being developed by the Company. MBC is jointly owned by Safeguard Scientifics (Delaware), Inc. of Wayne, PA and Mikros Systems Corporation.

Backlog
-------

As of December 31, 1998, the Company had no backlog compared to a backlog of approximately $380,000 and $3,800,000 at December 31, 1997 and December 31, 1996 respectively.

Engineering; Research and Development
-------------------------------------

In 1994, the Company began research on a method of optimizing spectrum efficiency for wireless communications in radio data broadcasting and Personal Communications Services (PCS) markets and has continued this effort.

Engineering is a critical factor in the development of the Company's present and future products. The Company is presently subcontracting its development work to General Atronics Corporation, a high technology company mainly involved in communications and radar equipment for the US Department of Defense and allied countries. GAC hired key Mikros engineers to continue the AM project when Mikros downsized. GAC is obligated to supply $1 million in engineering services to Mikros which will be expended on the AM data program with MBC. In 1998, the total amount of engineering services utilized was $765,278.







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

Employees
---------

As of March 31, 1999, the Company had three executive employees. The Company believes its relations with its employees are satisfactory.

Warranty
--------

The Company warrants that the equipment made by it will be free from defects of material and workmanship. The Company normally provides a limited warranty of 90 days from the date of shipment. If during the warranty period any component part of the equipment becomes defective by reason of material or workmanship and the purchaser immediately notifies the Company of such defect, the Company is obliged, at its option, either to supply a replacement part, to request that such part be returned to the plant for repair or to perform necessary repair at the purchaser's location. The Company's warranty expense has been minimal over the past three years. In addition, there are no warranties outstanding as of December 31, 1998.

Inventories
-----------

The Company's inventory at December 31, 1997 had an aggregate value of approximately $5,000 and consisted of work-in-process. The Company maintained no inventories as of December 31, 1998.





Source of Supply
----------------

The Company purchases all components and supplies for the manufacture of its products from a variety of sources, domestic and foreign.

Year 2000 Compliance
--------------------

Assessment. The Company believes that its exposure to Year 2000 problems lies primarily in three areas: (i) its internal operating systems; (ii) Year 2000 compliance of any products sold to customers; and (iii) non-compliance of third parties with whom the Company has material relationships. The Company has completed its assessment with respect to its internal operating systems. The Company continues to evaluate its exposure with respect to its products sold to customers and its relationships with third parties.

Internal Operating Systems. The Company believes its internal accounting system are not currently Year 2000 compliant, The Company does not believe that there will be future significant costs related to upgrading or replacing such accounting system.

Products Sold to Customers. The Company is continuing to analyze the extent to which any products sold to customers are not Year 2000 compliant. The Company does not believe any required remediation will be significant or will materially adversely affect the Company's financial condition and results of operations.

Third Party Relationships. The Company is dependent on third party service providers and partners such as telephone companies, banks, insurance carriers, auditors and marketing partners. The failure of such third parties to deliver Year 2000 compliant products or to remediate their internal systems could jeopardize the Company's ability to meet its obligations to its customers. As a result, the Company is presently conducting inquiries of its outside vendors, suppliers, service providers and marketing partners to identify and resolve Year 2000 exposure from third parties. Upon completion of the foregoing, the Company will be able to assess such exposure and financial impact, if any, should such parties fail to be Year 2000 compliant.

Risks of Year 2000 Issues. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business, financial condition or results of operations. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. Further, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur or the severity, duration or financial consequences of such failures.

Additionally, the Company cannot guarantee that its products will not be integrated by customers or interact with non-compliant software or other products which may expose the Company to claims from its customers.



Costs. Other than time spent by the Company's personnel, the costs associated with remediating non-compliant products and assessing Year 2000 compliance issues have not been significant to date. The Company believes that the continued analysis of compliance of products and evaluation of potential Year 2000 problems will not result in material expenditures.

Contingency Plans. The Company believes its plans for addressing the Year 2000 Problem are adequate. The Company does not believe it will incur a material financial impact from system failures, or from the costs associated with assessing the risks of failure, arising from the Year 2000 Problem. Consequently, the Company does not intend to create a detailed contingency plan. In the event that the Company does not adequately identify and resolve its Year 2000 issues, the absence of a detailed contingency plan may materially adversely affect the Company's business, financial condition and results of operations.

Risk Factors
------------

History of Losses, Lack of Liquidity; Working Capital Deficit. The Company incurred a net loss before extraordinary items of $1,223,890, $604,500, and $1,447,641 for the years ended December 31, 1998, 1997 and 1996 respectively. As of December 31, 1998, the Company had an accumulated deficit of $11,489,354 and had negative working capital of $231,734. In addition, the Company expects to incur substantial expenditures to expand its commercial wireless communications business. The Company s working capital, plus revenue from its royalty agreement with GAC will not be sufficient to meet such objectives as presently structured. There can be no assurance that the Company will achieve a profitable level of operations in the future.

Additional Financing Requirement; Merger and Partnering Opportunities. In May 1996, the Company completed a series of debt financings that raised an aggregate of $641,500. Approximately 83.6% of this debt was subsequently converted to common stock in 1998. In November 1996, the Company consummated an equity financing that raised an aggregate of $1,000,000. In addition, the Company will consider the issuance of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company s commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company s operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to further curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company, if coupled with a material shortfall from the Company s current operating plan could negatively impact the Company's ability to continue operations.

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

Rapid Technological Change; Potential Infringement.The market for the Company's products and planned products is characterized by rapid changes in technology including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on the Company s business. The Company s future success will depend in part on its ability to continually enhance its current products and to develop or acquire new products that address the needs of its customers. There can be no assurance that the Company will be successful in developing such new products that respond to technological changes. There can be no assurance that research and development by competitors will not render the Company s technology obsolete or uncompetitive. In addition, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against the Company. While the Company is not aware of any such claims, no infringement studies have been conducted on behalf of the Company.

Competition. High technology products such as the products made and being developed by the Company often require large investments of both money and talent. Many large entities with greater financial, technical and human resources than the Company are currently investing heavily in products that compete directly with the Company s products. There is no assurance that the Company s products can be successfully marketed against such competition. In addition being first in the market with new high technology is a critical factor in a company s success in the market. There is no assurance that the Company will be able to introduce new products to the market before any of its competitors. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect the Company's results of operations.

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

Concentration of Share Ownership. The Company s directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 70.8% (without giving effect to any outstanding options, warrants or other convertible securities) of the outstanding Common Stock and will have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of directors of the Company. In addition, such influence by management could have the effect of discouraging others from attempting to take-over the Company, thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.

Anti-Takeover Provisions. The Company has authorized 4,040,000 shares of preferred stock, which may be issued by the Board of Directors on such terms, and with such rights, preferences and designations as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the company. The 2,081,663 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control of the Company. In addition, certain anti-takeover provisions of the Delaware General Corporation Law (the DGCL ), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

Item 2.  Properties
-------------------

The Company owns no real property. The Company is currently leasing office space from Daily Plan It.


Item 3.  Legal Proceedings
---------------------------

The Company was notified during 1998 of one currently pending lawsuit. The total amount of the claim equals $26,023. The amount is included in obligations under capital leases on the balance sheet and relates to leased equipment.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Stockholders was held on December 21, 1998. The purpose was to elect seven directors until the next Annual Meeting of Stockholders or until their respective successors are elected. The proxy vote elected each of the nominees and there was no solicitation in opposition to the management nominees. In addition, there was a vote to amend the Certificate of Incorporation to increase the number of authorized shares from 35,000,000 to 60,000,000 shares.

The following represents the directors nominated and duly elected with the corresponding number of votes cast for, against or withheld:

        Director                    For         Against      Withheld
    -----------------           ----------    ---------    -----------
     Joseph R. Burns            11,724,348       7,108         4,233
     F. Joseph Loeper           11,723,948       7,508         4,233
     Thomas C. Lynch            11,724,348       7,108         4,233
     Thomas J. Meaney           11,724,348       7,108         4,233
     Wayne E. Meyer             11,724,348       7,108         4,233
     Frederick C. Tecce         11,703,448      28,808         4,233
     John B. Torkelsen          11,724,348       7,108         4,233

The results of the voting to amend the Certificate of Incorporation was as follows:
                          For       Against    Withheld
                       ----------  ---------  -----------
                       11,434,428    87,180     209,848

































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

                                               Bid
                                        High          Low
1998
  First Quarter                      $ .375         $ .09
  Second Quarter                       .13            .06
  Third Quarter                        .13            .08
  Fourth Quarter                       .13            .05

1997
  First Quarte    r                  $2.9375        $1.375
  Second Quarter                      1.5625          .59375
  Third Quarter                        .8125          .3125
  Fourth Quarter                       .5625          .1875

1996
  First Quarter                      $ 1.50         $ .3125
  Second Quarter                       1.00           .50
  Third Quarter                        2.75           .625
  Fourth Quarter                       3.375         1.875


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

As of  April 9, 1999, the Company had 371 holders of record of its Common
Stock.

The following information relates to all securities of the Company sold by the Company within the year ended December 31, 1998 which were not registered under the securities laws at the time of grant, issuance and/or sale:



           1. The Company has, during the year ended December 31, 1998, issued 13,970,844 shares of Common Stock which at the time of issuance, had not yet been registered under the securities laws. These shares were issued as follows: (i) 800,000 shares issued to related parties and (ii)13,170,844 shares issued in conversion of notes payable to common stock.

The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended (the Act ), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution.


Item 6.  Selected Financial Data (1)
------------------------------------

                                         YEARS ENDED DECEMBER 31,
                          1998       1997         1996       1995       1994
                      --------------------------------------------------------
INCOME STATEMENT
 Total Revenue         $ 408,029   $5,097,432  $  859,100  $3,379,897 $4,446,468
 Net Income (Loss)   393,839     (604,550) (1,447,641)   (647,673)   151,635

 Income (Loss) per
 common share-Basic      .03        (.05)      (.17)        (.10)       .01
Fully Diluted            .03       (.05)       (.17)        (.10)       .01
 Weighted average
 number of common
 shares outstanding-
 Basic                14,013,941   12,688,327   8,382,383   7,285,441  8,415,576

BALANCE SHEET
 Current Assets          364,786      555,430   1,209,944     283,309  1,405,554
 Current Liabilities     596,610    2,074,391   1,339,601     604,527  1,118,537
 Total Assets            429,614      676,023   1,497,294     546,995  1,641,001
 Long-Term Liabilities         -          716   1,080,052     423,319    368,142
 Total Liabilities       677,060    2,155,557   2,410,652   1,027,846  1,486,679
 Shareholders' Equity
  (Deficiency)          (247,446)  (1,479,534)   (913,359)   (480,851)   154,322


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

1998 vs. 1997:
--------------

Total revenues in 1998 were approximately $408,000 compared to $5,097,000 in 1997, a decrease of 92%.

In 1998, revenues from research and development contracts were approximately $47,000 or 11.5% of total revenues as compared to $1,856,000 or 36.4% of total revenues in 1997. Revenues from equipment sales in 1998 were approximately $334,000 or 81.9% of total revenues compared to $3,241,000 or 63.6% of total revenues in 1997. The decrease in revenues in the equipment sales category were primarily the result of final revenues from a U.S. Navy contract. The decrease in Research & Development revenues is due primarily to the Company's final revenues on commercial contracts including revenues of approximately $29,755 from MBC. In 1998, revenues from a royalty agreement pursuant to the Company's divestiture of its military contracts were approximately $27,000 or 6.6% of revenues. There were no royalties in 1997.


Total cost of sales in 1998 was approximately $376,000 or 92.2% of total revenues as compared to $3,601,000 or 70.6% of total revenues in 1997. Contract R & D cost of sales in 1998 was approximately $55,000 or 117.5% of Contract R & D revenues compared to $1,336,000 or 72% in 1997.

General and Administrative expenses were approximately $341,000 in 1998 compared to $1,088,000 in 1997. Interest expense in 1998 amounted to approximately $51,000 versus $135,000 in 1997. This decrease is due to the reduction in notes payable resulting from the conversion of debt to common stock and the corresponding interest payments (see 1996 Financing ).

In 1998, the Company incurred approximately $864,000 or 211.7% of total revenues on research and development costs related to the development of AM wireless technology. This is compared to $719,000 or 14.1% of total revenues for the development of a military communication system application in 1997.

The Company attained net income for 1998 of approximately $394,000 compared to a net loss for 1997 of approximately $605,000. The net income in 1998 is attributable to extraordinary gains arising from the Company's divestiture of its military contracts and the settlement of its accounts payable obligations. The loss in 1997 is due to the significant level of research and development cost born by the Company.

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

Total cost of sales in 1997 was approximately $3,601,000 or 70.6% of total revenues as compared to $826,000 or 96.1% of total revenues in 1996. Contract R & D cost of sales in 1997 was approximately $1,336,000 or 72% of Contract R & D revenues compared to $713,000 or 101.6% in 1996. In both 1997 and 1996 the high cost of sales percentages for Contract R & D sales are due in part to certain contracts on which revenues exactly matched the costs. Except for such contracts, the cost of sales percentages for Contract R & D sales would be 70.4% and 83.1% for 1997 and 1996, respectively.

General and Administrative expenses were approximately $1,088,000 in 1997 compared to $896,000 in 1996. Interest expense in 1997 amounted to approximately $135,000 versus $126,000 in 1996. This increase is due to the higher level of debt during 1997 and corresponding interest payments (see 1996 Financing ).


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

General and Administrative expenses were approximately $896,000 in 1996 compared to $856,000 in 1995. Interest expense in 1996 amounted to approximately $126,000 versus $57,000 in 1995. This increase is due to the higher level of debt during 1996 and corresponding interest payments (see 1996 Financing ).

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

In 1998, the Company had negative cash flow from operations of approximately $547,000 compared to negative cash flow from operations of approximately $185,000 in 1997 and negative cash flow from operations of $1,090,000 in 1996. There was negative working capital of $232,000 as of December 31, 1998 as compared to negative working capital of $1,519,000 and $126,000 and December 31, 1997 and 1996, respectively.

As of December 31, 1998, the Company could not meet its remaining principal repayment obligations under the 1996 Financing and the 1992-93 Financing. The Company has ceased accruing interest on its notes payable as of May 15, 1998. Management is attempting to finalize the restructuring of its remaining note obligations with one related party and other note holders.

A substantial portion of the Company s costs and expenses is represented by labor, related benefits and subcontractors. In 1998, the Company decreased its number of employees from 19 to 3.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation. The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter.

The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology both directly and through its relationship with MBC. In order to continue such development and marketing, the Company will be required to raise additional funds. The Company intends to consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company s commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company s operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow.

If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company may materially adversely affect the Company s ability to continue as a going concern.

1996 Financing
--------------

In a series of events from February through May 1996, the Company raised an aggregate of $641,500 in debt financing pursuant to the issuance of secured promissory notes.

The promissory notes are for a term of approximately eighteen months and include an interest rate of 12% on the unpaid balance. The notes are convertible into Common Stock at a rate of one Common Share for each dollar of debt. The first interest payment was due on June 15, 1996 and quarterly thereafter. The principal payments had been deferred until March 31, June 15, and September 15, 1998. The notes are secured by the assets of the Corporation. As additional consideration, warrants for the purchase of common stock were granted (the number of shares were based on the amount of the promissory note and equal to five shares to each dollar). The warrant price is $.01 per share.

The following officers and directors participated in the 1996 financing:  Wayne
E. Meyer, Thomas J. Meaney, Frederick C. Tecce and Patricia A. Bird.

In 1998, the terms of the agreement were modified such that the conversion price was reduced to $0.06 from $1.00. Of the total notes of $641,500, all but $105,000 (three note holders) were converted to common stock in 1998. No interest was accrued after May 15, 1998.

Strategic Alliance with Safeguard Scientifics (Delaware) Inc.
------------------------------------------------------------

On November 18, 1996, the Company consummated a Common Stock and Warrant Agreement (the "Purchase Agreement") with Safeguard Scientifics (Delaware),Inc., a Delaware corporation ("SSI"), pursuant to which SSI purchased for an aggregate consideration of $1,000,000: (i) 1,912,000 shares (the "Shares") of common stock of the Company, $0.01 par value ("Common Stock"); (ii) a warrant (the "First Warrant") to purchase 2,388,000 shares of Common Stock at an exercise price of $0.65 per share; and (iii) a warrant (the "Second Warrant") to purchase 3,071,000 shares of Common Stock at an exercise price of $0.78 per share.
The First Warrant and the Second Warrant are referred to hereinafter collectively as the "Warrants." The exercise prices of the Warrants are subject to adjustment pursuant to customary anti-dilution provisions.

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

In connection with the transaction, the Company entered into a voting agreement pursuant to which Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick
C. Tecce and John B. Torkelsen, each a director of the Company (collectively, the "Management Shareholders"), agreed to vote an aggregate of approximately 6,659,214 votes for the election of two designees of SSI to the Board of Directors of the Company.

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

Interest on the unpaid principal balance was due in quarterly payments beginning March 31, 1994. In 1998, the Company paid all of the Investors interest through May 15, 1998. At that time, the Company offered to convert the notes at face value at $0.06 per share in order to restructure its debt. As a result, 4,166,668 shares were issued. One of the Investors chose not to convert. No interest has been accrued since May 15, 1998.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

Not Applicable.


Item 8.   Financial Statements and Supplementary Data
-------------------------------------------------------

The financial statements required to be filed pursuant to this Item 8 are appended to this report on Form 10-K. A list of the financial statement schedules filed herewith is found at "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K".

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

The current members of the Board of Directors of the Company are as follows:


                                Served as a       Positions with
Name                Age       Director Since      the Company

Joseph R. Burns          61             1984           Director

F. Joseph Loeper         54             1997           Director

Thomas C. Lynch          55             1997           Director

Thomas J. Meaney         63             1986           President
                                                      and Director

Wayne E. Meyer      73             1988        Chairman of the
                                               Board and
                                               Director

Frederick C. Tecce  63             1996                Director

John B. Torkelsen        53             1985           Director


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

     Thomas J. Meaney has been a Director of the Company since July 1986 and was Chairman of the Board from June 1997 to February 1999. He was appointed President in June 1986 and continued to serve until February 1997. On
September 30, 1998, he was reappointed President of the Corporation. From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated ("RVSI"), a manufacturer of robotic vision systems. Mr. Meaney served as a Director of RVSI until 1991 when he resigned from the post. Prior to 1983 and for more than five years, he was Vice President - Business Development, International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems.

     Wayne E. Meyer has been a Director of the Company since April 1988 and Chairman of the Board 1990 to 1997 and re-elected as Chairman in February 1999. From 1986 to present he has been the Founder and President of the W.E. Meyer Corporation which engages in consulting and advice to industry, government and academic institutions in matters of system engineering, project management, strategic planning and military and electronic designs. He enlisted in the U.S. Navy as an Apprentice Seaman in 1943 and retired in 1985 in the rank of Rear Admiral. As a national authority on Ballistic Missile Defense, he serves on numerous boards, groups and panels.

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

     The following table identifies the current executive officers of the
Company:


                              Capacities in       In Current
Name                Age       Which Served        Position Since


Thomas J. Meaney         63   President           September 1998
                              and Director

Patricia A. Bird         32   Secretary and       September 1998
                              Treasurer


Item 11.  Executive Compensation
--------------------------------

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 1996, 1997 and 1998.


                        SUMMARY COMPENSATION TABLE








                        Name and Principal Position
                                 (a)
Thomas J. Meaney, President

Year (b)       Annual Compensation (1)
                Salary ($)

                (c)
     1998       35,830
     1997       145,466
     1996       140,263


   Joseph R. Burns, Senior Vice President (2)

     1998        24,709
     1997       113,200
     1996       108,012




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

(2)  Mr. Burns served as Senior Vice President until his resignation in March
     1998.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------

Common Stock

     The following table sets forth certain information, as of March 31, 1999 with respect to holdings of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.


                                Amount and Nature
                                   of Beneficial        Percent
     Name of Beneficial Owner      Ownership(1)        Of Class

(i)  Certain Beneficial Owners:

     Safeguard Scientifics          7,371,000(2)        18.8
      (Delaware) Inc.
     800 The Safeguard Building
     435 Devon Park Drive
     Wayne, PA 19087-1945

     Transitions Two,               2,137,775(3)         5.5
       Limited Partnership
     920 Hopmeadow Street
     Simsbury, Connecticut 06070

(ii) Nominees:

     Joseph R. Burns                1,113,081(4)         2.8

     F. Joseph Loeper                 177,000(5)          .5

     Thomas C. Lynch                       -               -

     Thomas J. Meaney               3,700,167(6)         9.4

     Wayne E. Meyer                 3,108,000(7)         7.9

     Frederick C. Tecce             3,216,668(8)         8.2

     John B. Torkelsen              2,920,050(9)         7.5

(iii) All Current Directors and Officers as a Group
      (eight persons)       14,329,216(4)(5)(6)(7)(8)(9) 36.6

*    Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Includes 5,459,000 shares issuable upon exercise of warrants, and 504,916 shares of common stock granted by Safeguard to certain of its employees pursuant to a long-term incentive plan. Safeguard will continue to exercise voting rights with respect to these shares until the occurrence of certain vesting requirements.

(3)  Includes 1,750,275 shares issuable upon conversion of Series B Stock.

(4) Includes 14,748 shares issuable upon conversion of Series B Stock and 100,000 shares issuable upon the exercise of warrants.

(5)  Includes 175,000 shares issuable upon the exercise of warrants.

(6) Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 199,500 shares issuable upon conversion of Series B Stock and 275,000 shares issuable upon the exercise of warrants.

(7) Includes 30,000 shares issuable upon conversion of Series B Stock, 100,000 shares issuable upon the exercise of options and 318,750 shares issuable upon the exercise of warrants.

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





















Convertible Preferred Stock

     The following table sets forth certain information, as of March 31, 1999, with respect to holdings of the Company's Convertible Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Convertible Preferred Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

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

Series B Stock

     The following table sets forth certain information, as March 31, 1999, with respect to holdings of the Company's Series B Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series B Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii) all current directors and officers as a group.

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


Series C Stock

     The following table sets forth certain information, as of March 31, 1999, with respect to holdings of the Company's Series C Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series C Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii) all current directors and officers as a group.

                                   Amount and Nature
                                     of Beneficial          Percent
     Name of Beneficial Owner         Ownership(1)           of Class

(I)  Certain Beneficial Owners:

     Transitions Two, Limited Partnership     5,000           100.0
     920 Hopmeadow Street
     Simsbury, Connecticut 06070

(ii) Nominees:

     Joseph R. Burns                         19,500(2)          79.6

     F. Joseph Loeper                           --                --

     Thomas C. Lynch                            --                --

     Thomas J. Meaney                        19,500(2)          79.6

     Wayne E. Meyer                          19,500(2)          79.6

     Frederick C. Tecce                      19,500(2)          79.6

     John B. Torkelsen                       19,500(2)          79.6


(iii)     All Current Directors and Officers as a Group
     (eight persons)                         97,500(2)         95.1



(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)  Reflects warrants to purchase Series C Stock.

Series D Stock

     The following table sets forth certain information, as of March 31, 1999, with respect to holdings of the Company's Series D Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series D Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii) all current directors and officers as a group.


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

In December 1993, the Investors agreed to reduce the amounts owed by the Company under the Investor Notes, including unpaid interest, in exchange for shares of capital stock issued by the Company. In return for a reduction in principal of $416,875 and accrued interest of $273,125, the Company issued 2,750,000 shares of Common Stock and 690,000 shares of Series D Stock. The Investor Notes were modified to provide for 16 quarterly payments of principal beginning January 1, 1994 and ending October 1, 1997. The Investors authorized deferral of all principal payments until 1998. Interest on the unpaid principal balance is payable quarterly commencing March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999.

Interest on the unpaid principal balance was due in quarterly payments beginning March 31, 1994. In 1998, the Company paid all of the Investors interest through May 15, 1998. At that time, the Company offered to convert the notes at face value at $0.06 per share in order to restructure its debt. As a result, 4,166,668 shares were issued. One of the Investors chose not to convert. No interest has been accrued since May 15, 1998.

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

The following officers and directors participated in the 1996 financing:  Wayne
E. Meyer, Thomas J. Meaney and Patricia A. Bird. In 1998, the terms of the agreement were modified such that the conversion price was reduced to $0.06 from $1.00. Of the total notes of $641,500, all but $105,000 were converted to common stock in 1998. No interest was accrued after May 15, 1998.

The Company retained the services of a member of its board of directors to provide engineering and management consulting services to the Company. No payments were remitted in 1998. In 1997, the Company paid $1,000 for these services. In 1996, the Company issued 30,750 shares of Common Stock and $2,619 of cash in payment for $17,994 of services rendered. In addition, in 1997, the Company paid $1,400 to the director for office rent expenses.

The Company retained the services of another member of its board of directors to provide operations management and technical consulting services until his death in 1997. No payments were made in 1998. In 1997, he received $5,000 for services. In 1996, this director was issued 23,760 shares of Common Stock in payment of $11,880 for services rendered.

As of December 31, 1998 and 1997, accounts payable owed to these two related parties amounted to $19,573 and $18,874, respectively.

In 1998, another director provided consulting services and was paid $10,000 during the year. There were no accounts payable to this director as of December 31, 1998 and no payments in 1997.

In 1998, another director provided services and was compensated with 600,000
shares of common stock valued at $36,000(see Note O).   There were no accounts
payable to this director as of December 31, 1998, and no cash payments in 1998 or 1997.

In addition, the Company retained the services of a management consultant in 1998. The consultant, who is a lawyer, was compensated as follows:(i) a grant of 200,000 shares of common stock valued at $12,000 and(ii) cash payments of $1,500 per quarter to his affiliated law firm. As of December 31, 1998, there was no balance due. Total cash payments to the law firm were $4,531 in 1998.

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

     3.1       Certificate of Incorporation [Exhibit 2(I)]
     3.2       By-laws [Exhibit 2(ii)]
     3.3 Form of Certificate of Amendment to Certificate of Incorporation [Exhibit 2(iii)]
     3.4 Form of Certificate of Amendment of Incorporation with respect to increase of authorized shares [Exhibit iv)]
     4.1 Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12, 1988]
     4.2       Revised form of Series C Preferred Stock Purchase
               Warrant issued to Bishop Capital, L.P. as assigned to the Investors.
     4.3 Form of Series C Preferred Stock Purchase Warrant issued to Unicorn Ventures, Ltd., Renaissance Holdings
               PLC and Gartmore Information and Financial Trust PLC.
               [Exhibit 4.5 to Form 10-K for 1988 filed May 15, 1989]
     4.4 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors. [Exhibit 4.10 to Form 10-K for 1990 filed April 12, 1991]
     4.5 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors [Exhibit 4.11 to Form 10-K for 1990 filed April 12, 1991]
     4.6 Assignment and Sale Agreement dated October 27, 1992 by and among Renaissance Holdings PLC, acting by its Receivers, the Company, and each of the Investors and, as to Section 1.1 thereof only, the Chartfield Group, acting by its Receivers [Exhibit 4.1 to Form 8-K filed
               October 27, 1992]
     4.7       Loan Modification and Intercreditor Agreement dated
               October 27, 1992 by and among the Company and the Investors [Exhibit 4.2 to Form 8-K filed October 27,
               1992]
     4.8       Certificate of Designations of Serial Preferred Stock
               [Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994]
    10.1 Loan Agreement dated April 26, 1988 between the Company and Bishop Capital, L.P. as assigned to the Investors
               [Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2       Security Agreement dated April 26, 1988 between the
               Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.2 to Form 8-K filed September 12,
               1988]
    10.3 Amendment to Loan Agreement and Promissory Note dated as of January 27, 1989 between Bishop Capital, L.P. as assigned to the Investors and the Company. [Exhibit
               10.4 to Form 10-K for 1988 filed May 15, 1989]
    10.4       Investment Agreement dated as of June 30, 1988 between
               Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.6 to Form 8-K filed September 12, 1988]
    10.5 Security Agreement dated June 30, 1988 from the Company to Unicorn Ventures, Ltd. and Unicorn Ventures II, L.P.
               as assigned to the Investors [Exhibit 10.9 to Form 8-K filed September 12, 1988]
    10.6 Registration Agreement dated as of June 30, 1988 between Unicorn Ventures, Ltd., Unicorn Ventures II,
               L.P., as assigned to the Investors and the Company
               [Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7 Consent and Amendment Agreement dated March 31,1989 as assigned to the Investors. [Exhibit 10.10 to Form 10-K for 1988 filed May 15, 1989]
    10.8       1988 Restricted Stock Award Plan. [Exhibit 10.20 to
               Form 10-K for 1988 filed May 15, 1989]
    10.9       Form of Restricted Stock Agreement. [Exhibit 10.21 to
               Form 10-K for 1988 filed May 15, 1989]
    10.10 Incentive Stock Option [Exhibit 10(c)(iii) to Form 10-K for the year ended December 13, 1981]
    10.11      Amended and Restated Stock Option Plan (1988)[Exhibit
               10.27 to Form 10-K for 1989 filed April 3, 1990]
    10.12 Security Agreement dated April 19, 1990 from Mikros to Bishop Capital, L.P. as assigned to the Investors
               [Exhibit 10.35 to Form 10-K for 1990 filed April 12,
               1991]
    10.13 Security Agreement dated April 19, 1990 from Mikros to Renaissance Holdings PLC as assigned to the Investors. [Exhibit 10.36 to Form 10-K for 1990 filed April 12,
               1991]
    10.14      Consent and Amendment Agreement dated as of April 19,
               1990 as assigned to the Investors. [Exhibit 10.37 to Form 10-K for 1990 filed April 12, 1991]
    10.15      Note Modification and Stock Purchase Agreement dated
               December 31, 1993. [Exhibit 10.47 to Form 10-K for
               1993 filed March 30, 1994]
    10.16 Promissory Notes dated December 31, 1993 in the amount of $100,000 to each of the Investors. [Exhibit 10.17 to Form 10-K for 1994 filed March 29, 1995]
    10.17 Authorizations for deferral of principal payments by each of the Investors [Exhibit 10.18 to Form 10-K for 1995 filed May 16, 1996]
    10.18      Common Stock and Warrant Purchase Agreement dated
               November 15, 1996 by and between Mikros Systems
               Corporation and Safeguard Scientifics (Delaware), Inc. [Exhibit 10.1 to Form 8-K filed November 18, 1996]
    10.19 License Agreement dated November 15, 1996 by and between Mikros Systems Corporation and Data Design and Development Corporation. [Exhibit 10.2 to Form 8-K filed November 18, 1996]
    10.20 Technology License Agreement dated November 15, 1996 by and among Data Design and Development Corporation,
               Mikros Systems Corporation and Mobile Broadcasting Corporation. [Exhibit 10.3 to Form 8-K filed November
               18, 1996]
    10.21 Authorization for Deferral of principal payment by each of the investors together with Schedule of Deferrals.
               [Exhibit 10.22 to Form 10-K filed February 28, 1997]
    10.22 Form of Promissory Note together with Schedule of Investors.[Exhibit 10.23 to Form 10-K filed February 28, 1997]
    10.23      Form of 1996 Warrant with Schedule of Warrants.
               [Exhibit 10.24 to Form 10-K filed February 28,1997]
    10.24 Registration Statement of shares included in the Incentive Stock Option Plan (1981)and the 1992
               Incentive Stock Option Plan [Form S-8/S-3 filed April 25,1997]
    10.25 Contract to sell defense contracts to General Atronics Corporation dated April 10, 1998 [Exhibit 10.25 to Form 10-K filed November 13, 1998]
    10.26 Non-Compete agreement with General Atronics Corporation dated April 10, 1998 [Exhibit 10.26 to Form 10-K filed November 13, 1998]
    10.27 Lease agreement with the Daily Plan It for office space dated July 29, 1998 [Exhibit 10.23 to Form 10-K filed February 28, 1997]

(b)  Not applicable
(c)  See (a) 3 above
(d)  Financial Statement Schedules

The following financial statements are incorporated herein:

Independent Auditors' Report
Balance Sheets at December 31, 1997 and 1998
Statements of Operations for the years ended December 31, 1996, 1997 and 1998 Statements of Shareholders' Deficiency for the years ended December 31, 1996, 1997 and 1998
Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 Notes to Financial Statements

                              SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated: April 14, 1999
                          By: /s/
                          --------------------------------
                          Thomas J. Meaney, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


Signatures                                   Date


/s/
------------------------------             April 14, 1999
Wayne E. Meyer, Chairman

/s/                                        April 14, 1999
------------------------------
Joseph R. Burns, Director

/s/                                        April 14, 1999
------------------------------
F. Joseph Loeper, Director

/s/                                        April 14, 1999
------------------------------
Thomas C. Lynch, Director

/s/
------------------------------             April 14, 1999
Thomas J. Meaney, Director

/s/                                        April 14, 1999
------------------------------
Frederick C. Tecce, Director

/s/                                        April 14, 1999
------------------------------
John B. Torkelsen, Director



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
                             (609) 243-9700
                           FAX (609) 243-9799

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheets of Mikros Systems Corporation (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation, as of December 31, 1998 and 1997, and the results of its operations, shareholders' deficiency and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred an operating loss before extraordinary items of $1,223,890 and $604,550 for the year ended December 31, 1998 and 1997, respectively. As of December 31, 1998, current liabilities exceed current assets by $231,734 and total liabilities exceed total assets by $247,446. These factors, and others discussed in Note 2.1. raise substantial doubt about the Company s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Druker Rahl & Fein
Princeton, New Jersey
March 5, 1999

                        MIKROS SYSTEMS CORPORATION
                              BALANCE SHEETS

                                             DECEMBER 31,
         ASSETS                           1998         1997
------------------------------       ------------  ------------

CURRENT ASSETS
  Cash                                $  100,983   $   85,592

  Accounts Receivable
     Government                                -      342,726
     Trade                                22,023      112,258

  Inventories                                  -        5,293

  Prepaid Engineering Services          234,722            -

  Other Current Assets                     7,148        9,561
                                     ------------  ------------

TOTAL CURRENT ASSETS                     364,876      555,430

                                     ------------  ------------
PROPERTY AND EQUIPMENT
  Equipment                               71,170      135,530

  Furniture and Fixtures                       -       50,241
                                     ------------  ------------

                                           71,170    185,771

  Less:  Accumulated Depreciation          36,080    100,672
                                     ------------  ------------

PROPERTY AND EQUIPMENT, NET               35,090       85,099
                                      ------------  -----------

OTHER ASSETS:
 Unbilled Receivables                        -          3,837

 Patent Costs, Net                        29,648       14,609

 Other Assets                                -         17,048
                                     ------------  ------------
TOTAL OTHER ASSETS                        29,648       35,494
                                     ------------  ------------

TOTAL ASSETS                         $   429,614   $  676,023
                                     ============  ============

                     See Notes to Financial Statements
                        MIKROS SYSTEMS CORPORATION
                           BALANCE SHEETS (continued)


         LIABILITIES AND                                   DECEMBER 31,
 SHAREHOLDERS'  DEFICIENCY                              1998         1997
----------------------------------                  -----------  ------------
CURRENT LIABILITIES
  Accounts Payable                                  $   69,173    $  685,139
  Notes Payable
     Bank                                                    -         9,271
     Related Parties                                    72,500       547,500
     Other                                             105,000       446,500
  Obligations under Capital Leases                      26,063        23,967
  Accrued Payroll and Payroll Taxes                     25,932        35,391
  Accrued Expenses                                      48,220       203,774
  Deferred Contract Credits                            234,722             -
  Unliquidated Progress Payments and
   Other Customer Advances                              15,000       122,849
                                                   ------------  ------------
TOTAL CURRENT LIABILITIES                              596,610     2,074,391

NOTES PAYABLE - BANK                                         -           716
                                                   ------------  ------------
TOTAL LIABILITIES                                      596,610     2,075,107
                                                    -----------  ------------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
par value $.01 per share, authorized 150,000
shares, issued and outstanding 5,000 shares
in 1998 and 1997                                        80,450        80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY
  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 27,422,296 shares in 1998 and
  13,451,452 in 1997                                274,223       134,515

  Preferred Stock, convertible, par value $.01
  per share, authorized 2,000,000 shares, issued
  and outstanding 255,000 shares in 1998 and
  1997                                                   2,550         2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1998 and 1997     11,316        11,316

  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding
  in 1998 and 1997                                       6,900         6,900

  Capital in Excess of Par                          10,946,919    10,248,378

  Accumulated Deficit                              (11,489,354)  (11,883,193)
                                                   ------------  ------------
TOTAL SHAREHOLDERS' DEFICIENCY                     ( 247,446)   (1,479,534)
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY    $    429,614   $   676,023
                                                   ============  ============

                     See Notes to Financial Statements






                        MIKROS SYSTEMS CORPORATION
                  STATEMENTS OF SHAREHOLDERS' DEFICIENCY


                        Common Stock     Preferred Stock Preferred Stock B
                        0.01 Par Value    $0.01 Par Value   $0.01 Par Value
                  ----------------------------------------------------------
                         Number      Par     Number     Par     Number     Par
                        of shares   Value   of shares  Value   of shares  Value
                  -----------------------------------------------------------
Balance-December 31,    7,352,108  $73,521  1,005,000 $10,050  1,131,663 $11,316
  1995
Year Ended December 31, 1996:
Issuance of Common Stock2,582,844   25,829
Sale of Common Stock    1,912,000   19,120
Net Loss
                        ----------  -------  --------- -------  --------- ------
Balance-December 31,    11,846,952  118,470  1,005,000  10,050  1,131,663 11,316
  1996
Year Ended December 31, 1997:
Issuance of Common Stock   854,500    8,545
Conversion of              750,000    7,500   (750,000) (7,500)
  Preferred Stock
Net Loss
                        ----------  -------  --------- -------  --------- ------
Balance-December 31,    13,451,452  134,515    255,000   2,550  1,131,663 11,316
 1997
Year Ended December 31, 1998:
Issuance of Common Stock   800,000    8,000
Conversion of Secured   13,170,844  131,708
   Secured Debt
Net Income
                        ----------  -------  --------- -------  --------- ------
Balance-December 31,    27,422,296 $274,223   255,000 $ 2,550  1,131,663 $11,316
   1998                 ==========  =======  ========= ======= ========= =======


                                                  Capital in
                             Preferred Stock D    excess of     Accumulated
                              $0.01 Par Value     Par Value       Deficit
                            ------------------------------------------------
                               Number      Par
                              of shares   Value
                            ----------------------
Balance-December 31, 1995      690,000    $6,900   $9,248,364   $( 9,831,002)

Year ended December 31, 1996:
Issuance of Common Stock                               29,304
Sale of Common Stock                        940,880
Net Loss                                                         ( 1,447,641)
                              ---------   -------   ----------   ------------
Balance-December 31, 1996      690,000     6,900   10,218,548    (11,278,643)

Year Ended December 31, 1997:
Issuance of Common Stock                               29,830
Conversion of Preferred Stock
Net Loss                                                         (  604,550)
                              ---------  -------   -----------   ------------
Balance-December 31, 1997      690,000     6,900   10,248,378    (11,883,193)

Year Ended December 31, 1998:
Issuance of Common Stock                               40,000
Conversion of Secured Debt                            658,541
Net Income                                                           393,839
                              ---------  -------   -----------   ------------
Balance-December 31, 1998      690,000    $6,900  $10,946,919   $(11,489,354)
                              =========   ======   =========== =============
                                  See Notes to Financial Statements


                         MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS

                                       For the Year Ended December 31,
                                        1998          1997         1996
                                    ------------   ----------   ----------
Revenues:
 Equipment Sales                     $   333,592   $3,240,980  $   157,364
 Contract Research and Development       46,874    1,856,452       701,736
 Royalties                               27,563          -         -
                                     ------------  -----------  -----------
Total Revenues                           408,029    5,097,432      859,100
                                    ------------  -----------  -----------
Cost of Sales:
  Equipment Sales                        321,787    2,264,782      113,992
  Contract Research and Development       54,615    1,336,223      712,836
                                    ------------  -----------  -----------
Total Cost of Sales                      376,402    3,601,005      826,828
                                    ------------  -----------  -----------
Gross Margin                              31,627    1,496,427       32,272
                                    ------------  -----------  -----------
Expenses:
  Research and Development               863,825      878,095      456,991
  General and Administrative             340,959    1,088,172      896,350
  Interest                                50,733      134,710      126,572
                                    ------------  -----------  -----------
Total Operating Expenses               1,255,517    2,100,977    1,479,913
                                    ------------  -----------  -----------
Net Loss before Extraordinary Items  (1,223,890)    (604,550)  (1,447,641)
                                    ------------  -----------  -----------
Extraordinary Items:
Gain on Sale of Government Contracts   1,299,814         -            -
Gain on Settlement of Accounts
  Payable Obligations                    317,915         -            -
                                    ------------  -----------  -----------
Total Extraordinary Items              1,617,729         -            -
                                    ------------  -----------  -----------
Net Income (Loss)                    $   393,839   $ (604,550) $(1,447,641)
                                    ============  ===========  ============

Basic Loss per share                 $     (0.09)  $    (0.05) $     (0.17)

Basic Income per share-Extraordinary
  Items                              0.12            -            -
                                    ------------  ------------- ------------
Basic Income (Loss) per share        $      0.03   $    (0.05) $     (0.17)
                                    ============  ============= ============
Weighted Average Number of Shares
 Outstanding                          14,013,941   12,688,327    8,382,383
                                    ============   ============ ============


See Notes to Financial Statements



                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS

                                                 For the Year Ended December 31,
                                                1998         1997        1996
                                             ----------   -----------  --------
Cash Flow From Operating Activities:
  Net Income (Loss)                          $ 393,839 $( 604,550)  $(1,447,641)
 Adjustments to reconcile Net Income (Loss)
 to Net Cash  Provided (Used) by
 Operating Activities:
   Gain from Sale of Defense Contracts,
   net of Engineering  Credit
      and Equipment sold                      (578,413)         -        -
  Settlement of Accounts Payable              (317,915)         -        -
  Depreciation and Amortization                 26,421      86,050      72,730
  Asset Impairment                                 -       107,489       -
  Common Stock Grant to Related Parties         48,000          -        -
  Loss from Fixed Asset Disposition                  -      36,482       -
Net Changes in Operating Assets and Liabilities
  Accounts Receivable                          432,961     185,140    (521,971)
  Unbilled Receivables                           3,837      48,775       6,069
  Inventories                                    5,293     873,305    (977,748)
  Other Current Assets                           2,411       6,947      (4,949)
  Other Assets                                     425         778       (840)
  Accounts Payable                            (298,050)    177,890     302,373
  Accrued Payroll and Payroll Taxes             (9,459)    (15,531)     36,614
  Unliquidated Progress Billings and
    Other Customer Advances                   (107,849) (1,110,028)  1,408,348
  Other Liabilities and Interest              (155,554)     22,558      37,282
                                            -----------   ---------  -----------
 Net Cash Used in Operations                  (554,053)   (184,695) (1,089,733)
                                            -----------   ---------  -----------
Cash Flows Provided (Used) By Investing Activities:
   Sale of Government Contracts                600,000          -            -
   Proceeds from Sale of Equipment               3,585          -            -
   Equipment Purchases                               -    (107,818)    (56,052)
                                             -----------  ---------- ----------
Net Cash Provided (Used) by Investing
  Activities                                    603,585   (107,818)    (56,052)
                                             -----------  ----------  ----------
Cash Flows Provided (Used) from Financing Activities:
  Proceeds from Loans                                -           -     651,500
  Proceeds from Sale of Common Stock                 -           -     960,000
  Proceeds from Exercise of Options and
   Warrants                                          -       38,375     27,877
  Repayment of Debt and Capital Leases           (34,141)   (55,390)  (175,748)
                                              -----------  ---------- ----------
Net Cash Provided (Used) by Financing
 Activities                                      (34,141)   (17,015) 1,463,629
                                              -----------  ---------- ----------
Net Increase (Decrease) in Cash                   15,391   (309,528)   317,844
Cash at the Beginning of the Period               85,592    395,120      77,276
                                              -----------  ---------- ----------
Cash at the End of the Period                $   100,983  $  85,592   $ 395,120
                                             ===========  =========== ==========
Supplemental disclosure of cash flow
 information:
Cash paid during the year for interest       $    82,915 $ 105,770 $135,411
Supplemental disclosure of non-cash activities:
  Acquisition of Equipment through
  Capital Lease Obligations                  $       -   $  11,449 $  50,571
  Credit for Engineering Services from
    Sale of Government Contracts             $ 1,000,000 $     -   $    -
  Engineering Services Utilized              $  (765,278)$     -   $    -
  Stock Issued from Conversion of Notes
    Payable                                  $   790,250 $     -   $    -
Notes Issued in Settlement of Accounts
 Payable Obligations                         $       -   $     -   $    -
Stock Issued in Settlement of Accounts
Payable Obligations                          $       -   $  27,255 $    -

                     See Notes to Financial Statements

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

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in Mikros in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Initially, Safeguard invested $1 million in MBC for 75% ownership whereas Mikros owned the remaining 25%. Mikros share in MBC was subsequently increased to 50%, as a result of the Company's investment in the development of this technology. (See Notes B and I).

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

The resulting transaction was concluded in 1998 and included a $600,000 cash payment and a 2% royalty to be paid to Mikros over four years on all data terminal set sales. In addition, the purchaser is obligated to supply $1 million in engineering services to Mikros which will continue to be expended on the AM data program in cooperation with MBC. During 1998, the Company was provided with $765,278 of engineering services by the purchaser pursuant to the agreement.



2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

     1.   Basis of Presentation
     --------------------------
     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1998, its current liabilities exceed its current assets by $231,734.

     As shown in the accompanying financial statements, although the Company attained net income of $393,839 after extraordinary items, it incurred an operating loss before extraordinary items of $1,223,890 for the year
     ended     December 31, 1998. As of December 31, 1998, the Company had an
     accumulated deficit of $11,489,354.

     In order to continue as a going concern, the Company will incur substantial expenditures to develop and market its commercial wireless communications business.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to obtain financing to support further development for its commercial wireless business and continuing operations. Management believes that actions presently being taken to revise the Company s operating and financial requirements provide the opportunity to continue as a going concern.

     With the sale of the government contracts, Mikros business assets consist of both commercial FM and AM Radio technology. Continued development of the FM technology has been postponed in order to direct all of the Company s resources to the AM radio technology.

     The initial customer for this AM technology is MBC. MBC has the North American rights and will be the first customer to apply the Mikros technology. 3D Corporation owns the rights for other parts of the world and will license the rights to MBC, Mikros or others.

     Digital radio has been under development for a number of years by some large corporations. The Mikros proposed approach has the prospect of delivery of the data in a robust manner that will have the same signal strength as the basic radio signal. The business model being considered to utilize this technology in the commercial sector is being developed.

     The digital system Mikros is developing for AM radio data transmission will allow simultaneous broadcasting of the present radio signal with a digital channel that can be used for additional voice channels. This will be accomplished with minimal disturbance to the existing radio channel. This system will require a minor modification to the radio station transmitter which probably will not require new FCC approval, if the adjacent channel interference is avoided.

     While the new technology can be made available to all modified and newly
     designed AM receivers,   initially, the automotive market, as a post
     production option, will be addressed due to the size and its dependence on wireless transmissions. The technology is a low cost solution for the broadcasters using the existing AM radio infrastructure.

     The Company completed the Alpha phase (first) of its development and live testing late in 1998 and early in 1999.

     The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology both directly and through its relationship with MBC. In order to continue such development and marketing, the Company will be required to raise additional funds. The Company intends to consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company s commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company s operations and research programs.


     2.   Inventories
     ----------------

     In 1997, Inventories, other than inventoried costs relating to long-term contracts and programs, were stated at the lower of cost (principally first in, first-out) or market. As of December 31, 1998 there were no inventories.

3.   Property and Equipment
     ----------------------------

     Property and Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives which range from 2 to 5 years. Depreciation expense amounted to $24,837, $84,872, and $71,552 for 1998, 1997 and 1996, respectively.

     In 1997, certain property and equipment were deemed to be impaired and were written down to their fair value. An impairment loss of $107,489 was charged to cost of sales in 1997. No further impairment loss recognition was required in 1998.

      4.   Accounts and Unbilled Receivables
     --------------------------------------

     In 1998 and 1997, Accounts Receivable is presented net of an allowance for uncollectible accounts in the amount of $140,311 which pertains to two contracts. Unbilled Receivables in 1997 represented residual amounts on specific contracts. As of December 31, 1998, there were no unbilled receivables.

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

     6.   Revenue Recognition
     ------------------------

     Revenues pertaining to long-term fixed-price contracts, which principally provide for the manufacture and delivery of finished units, were recognized as shipments were made. The estimated profits applicable to such shipments were recorded pro rata based upon estimated total profit at completion of the contracts.

     Revenues on contracts with significant engineering were measured by the costs incurred as compared to total contract costs based on time and materials. If milestones are included in the contract requirements, the revenue recognition was deferred until the milestone was completed. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

     Revenues on equipment sales were recognized as shipments were made.

     Royalty revenues are recorded when shipments are completed and reported to Mikros.

     7.   Prepaid Engineering Services and Deferred Contract Credit
      ---------------------------------------------------------------
     The prepaid engineering services balance of $234,722 at December 31, 1998 represents the unused portion of the engineering services credit received in connection with the sale of government contracts during 1998. The corresponding deferred contract credit represents the unrealized gain on the sale of such government contracts which is being recognized as other income when the engineering services are utilized by the Company (see note
      N).

     8.    Patents
      -------------

     Patent costs are amortized over a 17-year life. Amortization expense amounted to $1,584 for 1998, and $1,178 for each of 1997 and 1996. In August 1998, a patent was issued which is reflected in the net increase in the asset as well as the increase in the 1998 amortization.

     9.   Warranty Costs
     -------------------

     The Company expects warranty costs to be minimal.

     10.   Use of Estimates
     ----------------------

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

     11.  Cash
     ---------

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     12.  Unliquidated Progress Payments and Other Customer Advances
     -----------------------------------------------------------------

     Unliquidated progress payments at December 31, 1997 represented partial billings to customers of costs incurred on contracts for future deliveries. Other customer advances represent payments received from customers prior to costs being incurred on certain contracts.

B.   FINANCING TRANSACTIONS
---------------------------

1996 Financing
--------------

In a series of transactions from February through May 1996, the Company issued secured promissory notes and warrants to raise an aggregate of $641,500 (including $122,500 from officers and directors). The promissory notes were for a term of approximately eighteen months, bearing interest at 12% on the unpaid balance, and were secured by certain assets of the Company. In addition, the Company issued warrants to purchase five (5) shares of Common Stock at $0.01 per share for each dollar of debt. The value of the warrants was immaterial, and no accounting recognition was given to their issuance.

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

During 1998, the Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. No additional interest accrued after that date. At that time, it offered to convert the notes at face value to stock valued at $.06 per share in order to restructure its debt. Most of the investors elected to convert. As a result, 8,504,177 shares of common stock were issued. Three of its investors (not related parties) chose not to convert notes totalling $105,000. These are included in the Notes Payable as of December 31, 1998(see Note D). In February 1999, two of the remaining three investors converted their debt, totalling $70,000, under the same terms as debt exchanged in 1998.

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

In connection with the transaction, the Company entered into a voting agreement pursuant to which Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick
C. Tecce and John B. Torkelsen, each a director of the Company (collectively, the "Management Shareholders"), agreed to vote an aggregate of approximately 6,659,214 votes for the election of two designees of SSI to the Board of Directors of the Company.

1992-93 Financing
-----------------

In a series of transactions consummated on October 27, 1992 and April 27, 1993, Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce, and John
B. Torkelsen, individually and not as a group, (collectively referred to herein as the "Investors") acquired certain loan and equity interests in the Company from other debt and equity holders.

Pursuant to such transactions, each of the Investors acquired, in consideration of an aggregate of $250,000 (each of the Investors individually paying $50,000 in cash), twenty percent of (i) 50,000 shares of Common Stock, $.01 par value ("Common Stock"), of the Company, (ii) promissory notes of the Company in the aggregate principal amount of $916,875 (collectively, the "Investor Notes"),
(iii) warrants ("Series C Warrants") to purchase 97,500 shares of Series C Preferred Stock, $.01 par value, of the Company and (iv) certain loan and equity rights in the Company, including without limitation, rights under loan agreements, an investment agreement, a note purchase agreement, and all documents related to such agreements.

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

Interest at 14% per annum on the unpaid principal balance was due in quarterly installments beginning on March 31, 1994. As additional consideration for the modification of such loans, the Company extended the exercise period for the Series C Warrants until April 25, 1999. As of December 31, 1996, the Company was in arrears on six quarterly principal payments. In October 1996, the Investors authorized deferral of the remaining $312,500 of principal payments until 1998.

During 1998, the Company paid the investors all of the interest accrued on these payable notes through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $.06 per share in order to restructure its debt.
There were 4,166,668 shares issued as a result. One of the investors chose not to convert his notes which totalled $62,500. This amount is included in Notes Payable as of December 31, 1998(See Note D). The Company ceased accruing interest on the remaining debt as of May 15, 1998.

C.   DIVIDENDS
--------------
As of December 31, 1998 and 1997, there were dividends in arrears on shares of Series D Preferred Stock of $345,000 ($.10 per share) and $276,000, respectively.

D. NOTES PAYABLE
-------------------                         As of December 31,
                                         1998                1997
                                      ---------           ---------
Bank Equipment Loan, repaid in 1998 $         -         $      9,987
Related Parties                          72,500              547,500
Others                                  105,000              446,500
                                      ---------           ----------
Total Notes Payable                     177,500            1,003,987
                                      ---------           ----------
Less Current Maturities:
  Banks                                       -                9,271
  Related Parties                         72,500(a)           547,500 (a)
  Others                                 105,000(b)           446,500 (b)
                                      ---------           ----------
                                         177,500            1,003,271
                                      ---------           ----------
Notes Payable-Noncurrent            $        -            $      716
                                      =========           ==========
(a) See Notes B & I
(b) See Note B

Concurrent with the conversion proposal cited in Note B, on May 15, 1998, the Company ceased accrual and payment of interest on remaining notes payable. It is anticipated that all notes payable will either be converted to common stock or paid by December 31, 1999. Prior to May 15, 1998, interest rates ranged from 12% to 14% per annum.

E.   INVENTORIES
----------------
                                             December 31,
                                          1998             1997
                                      -----------       ---------
     Work-in-process                   $        -       $ 180,764
                                      -----------       ---------
     Sub-Total                                  -         180,764

     Unliquidated Progress
       Payments                              -        (175,471)
                                      -----------       ----------
     Total                             $        -       $   5,293
                                     ===========       ==========

F.   REVENUES
-------------

Revenues from two federal government agencies amounted to 74.7% of total revenues in 1998, as compared to 63% in 1997 and 39.1% in 1996. Revenues from commercial customers including a related party were 18.6% of total revenues in 1998. This compares to 34.1% in 1997 and 46.6% in 1996 of revenues from two commercial customers. Revenues from a related party amounted to 7.1% of total revenues in 1998 and 24% of total revenues in 1997.

Royalty revenues in 1998 were 6.7% of total revenues.


G.  INCOME TAXES
----------------

Income taxes are recorded in accordance with FASB Statement 109 "Accounting for Income Taxes."

The Company paid minimal corporate taxes to the State of New Jersey in 1997 and 1998 and the States of New Jersey and Connecticut in 1996. Because of the extent of the net operating loss carryforward, no provisions for federal income taxes were required in the years ending December 31, 1998, 1997 and 1996.

The 1998 Income tax provision is computed as follows:

                                         Increase
                            Tax         (Decrease)In
                         Provision       Valuation             Net
                         (Benefit)       Allowance          Provision
Provision/Benefit For    ---------      ------------        ---------
---------------------

Net Loss before
 Extraordinary Items      (489,556)        489,556            - 0 -
Extraordinary Items        619,092        (619,092)           - 0 -
                         ---------       ---------           --------

Net Provision (Allowance)  129,536        (129,536)           - 0 -
                         =========        =========          ========


The deferred tax asset and deferred tax liability consist of the following:

                               1998         1997         1996
                             ---------    ---------    ---------
Deferred tax asset:
Income Taxes:
  Net Operating Loss
  Carry Forward              2,524,460    $2,757,989   $2,966,608
  Valuation Allowance      ( 2,524,460)  ( 2,757,989) ( 2,966,608)
                            ----------   ----------   ----------
Net deferred tax asset     $        -   $        -   $        -
                            ==========   ===========  ===========
Deferred tax liability     $        -   $        -   $        -
                            ==========   ===========  ===========

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

Total available Net Operating Loss Carry Forwards are reflected in the following schedule:

                        YEAR         AVAILABLE FOR         AVAILABLE FOR
                         OF             FEDERAL                 STATE
                      EXPIRATION       TAX PURPOSES          TAX PURPOSES
                         1999           $  354,000            $        -
                         2000            1,143,000                     -
                         2001            1,441,000                     -
                         2002              923,000               227,000
                         2003              606,000             1,421,000
                         2004              147,000               340,000
                         2005               81,000                     -
                         2010              602,000                     -
                         2011            1,422,000                     -
                         2012              339,000                     -
                                         -----------           ----------
                                        $7,058,000            $1,988,000
                                         -----------           ----------

H.   OBLIGATIONS UNDER CAPITAL LEASES
-------------------------------------

The Company is the lessee of equipment under capital leases which were to expire in 1998. This equipment was recorded on the books at the present value of the minimum lease payments. The Company is presently in arrears with one leaseholder on a capital lease which includes four pieces of equipment. The total amount in arrears is approximately $26,000 and is included in leases payable on the balance sheet.

With respect to the arrearage, the Company is a defendant in a lawsuit. The amount of the liability is included as a liability in "Obligations Under Capital Lease," and the Company has provided for anticipated legal expenses in 1998 related to this suit.

I.   RELATED PARTY TRANSACTIONS
-------------------------------

The Company retained the services of a member of its board of directors to provide engineering and management consulting services to the Company. No payments were remitted in 1998. In 1997, the Company paid $1,000 for these services. In 1996, the Company issued 30,750 shares of Common Stock and $2,619 of cash in payment for $17,994 of services rendered. In addition, in 1997, the Company paid $1,400 to the director for office rent expenses.

The Company retained the services of another member of its board of directors to provide operations management and technical consulting services until his death in 1997. No payments were made in 1998. In 1997, he received $5,000 for services. In 1996, this director was issued 23,760 shares of Common Stock in payment of $11,880 for services rendered.

As of December 31, 1998 and 1997, accounts payable owed to these two related parties amounted to $19,573 and $18,874, respectively.

In 1998, another director provided consulting services and was paid $10,000 during the year. There were no accounts payable to this director as of December 31, 1998 and no payments in 1997.

In 1998, another director provided services and was compensated with 600,000
shares of common stock valued at $36,000(see Note O).   There were no accounts
payable to this director as of December 31, 1998, and no cash payments in 1998 or 1997.

In addition, the Company retained the services of a management consultant in 1998. The consultant, who is a lawyer, was compensated as follows:(i) a grant of 200,000 shares of common stock valued at $12,000 and(ii) cash payments of $1,500 per quarter to his affiliated law firm. As of December 31, 1998, there was no balance due. Total cash payments to the law firm were $4,531 in 1998.

In 1998, 1997 and 1996, the Company had revenues of $29,755, $1,223,305 and
$30,409, respectively from Mobile Broadcasting Corporation (MBC), 25% of whose outstanding capital stock was owned by the Company as of December 31, 1996. In 1997, Mikros share was diluted to 18%. In 1998, the Company s share grew to 50% as a result of the Company s investment arising from the use of its engineering credit with the purchaser of its defense contracts. Since there is no market for MBC s common stock, and MBC has incurred a net loss in each of the years ended December 31, 1998, 1997 and 1996, no asset has been recorded. As of December 31, 1998, there were no Accounts Receivable from MBC. As of December 31, 1997, the accounts receivable from MBC were $90,221, which was subsequently fully paid.

Certain directors and officers participated in the "1996 Financing" (see
Note B). As a result, the Company issued a total of $131,250 in promissory notes payable to those directors and officers.

In addition, in 1996 a director loaned $10,000 to the Company. The note bears interest at 14% per annum. Principal was to be repaid in four quarterly installments beginning September 30, 1997. In 1995, other directors loaned a total of $30,000 to the Company on identical terms. During 1998, three directors converted their notes to common stock at $.06 per share. As a result, 500,001 shares were issued. One director did not convert his shares, and his note of $10,000 is reflected in Notes Payable as of December 31, 1998.

Interest on the $10,000 note is paid through May 15, 1998. The Company is no longer accruing interest on the remaining note.

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


L.   SERIES D PREFERRED STOCK
-----------------------------

The Series D Preferred Stock was issued in 1993 in order to partially satisfy notes payable and accrued interest thereon pursuant to a debt restructuring. The Series D Preferred Stock provides for an annual cumulative dividend of $.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation's Convertible Preferred Stock, Series B Preferred Stock,and Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

M.   STOCK OPTIONS AND WARRANTS
-------------------------------

In 1992, the Company adopted the Incentive Stock Option Plan, replacing the previous plan. The stock option plan, as amended provides for ten-year options to purchase up to 2,000,000 shares of Common Stock at a price equal to the market price of the shares on date of grant, exercisable at the cumulative rate of 25% per annum.


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies APB Opinion 25 and related interpretations in accounting for its various stock option plans.
There was no compensation cost for the three years ended December 31, 1998. Had compensation cost been recognized consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been changed to the pro forma amounts as follows:

                                   1998           1997           1996
                               -----------    -----------    -----------
Net Income (Loss):
               As Reported      $  393,839      ($604,550)    ($1,447,641)
                                ==========     ===========   =============

               Proforma         $  393,839      $(667,000)    ($1,485,794)
                                ==========     ===========   =============
Basic earnings (loss) per share:

               As Reported      $     .03         ($0.05)          ($.17)
                                ==========    ===========   =============
               Proforma         $     .03         ($0.05)          ($.18)
                                ==========    ===========   =============

The fair value of the Company's stock options used to compute proforma net income (loss) and net income (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:


     ASSUMPTION                 1998              1997             1996
                            -----------       ----------        ---------
     Dividend yield                0%              0%                0%
     Risk free interest rate    6.48%           6.48%             6.48%
     Expected life              5 years         5 years           5 years
     Expected volatility         235%            235%              235%


The per share weighted-average value of stock options issued by the Company during 1998, 1996 and 1995 were $.06, $0.0625 and $0.1875 on the date of grant.
Accordingly, the stock option values presented herein are not necessarily indicative of amounts that could be realized in a current market exchange.

Proforma net income (loss) reflects only options granted in 1996 and 1995. Options which were granted in 1997 were subsequently forfeited. In addition, 85.7% of all outstanding options as of December 31, 1997 were forfeited in 1998. Therefore, the full impact of calculating compensation cost for stock options issued in 1997 under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is not material. Compensation cost for options granted prior to January 1, 1995 is not considered.

Option activity under the Company's Plan is summarized below:


                                 Weighted              Weighted       Weighted
                                  Average              Average        Average
                                 Exercise              Exercise       Exercise
Common Stock Options:    1998     Price       1997     Price    1996   Price
                      ----------  ------- ---------  -------- --------- -----
Options outstanding   1,120,000 $0.1504 1,112,500  $ 0.0605 1,087,500 $ 0.0605
  beginning of year
Granted                 100,000  0.06     250,000    0.1875   485,500   0.1875
Exercised                     -  0.00    (135,000)   0.0625  (200,000)  0.0625
Cancelled              (960,000) 0.3046  (297,500)  0.0529   (127,500)  0.0529
                      -----------       ------------        -----------
Options outstanding,    260,000  0.1385 1,120,000    0.2879  1,112,500  0.273
   end of year       ===========       ============         ===========
Options exercisable,    157,500  0.1276   410,000    0.1504     333,750 0.1056
   end of year       ===========        ============        ===========

The following summarizes information about the Company's stock options outstanding at December 31, 1998:

                               Options Outstanding           Options Exercisable
              ------------------------------------------------------------------
   Range of    Number       Weighted Avg.    Weighted       Number    Weighted
   Exercise    Outstanding   Remaining   Avg. Exercise Exercisable Avg. Exercise
    Prices     at 12/31/98  Contractual Life    Price     as 12/31/98    Price
   --------   -----------    ---------------- ------------ ------------  ----
  $0.0625     100,000      3.9 years           $0.0625     100,000     $0.0625
  $0.1875      20,000      6.3 years           $0.1875      12,500     $0.1875
  $0.50        40,000      7.5 years           $0.50        20,000     $0.50
  $0.06       100,000      9.4 years           $0.06        25,000    $0.06

                                As of December 31,
Common Stock Warrants:         1998         1997          1996
                              -------      -------       -------
Warrants Outstanding at
 beginning of year          6,600,666     7,138,166       437,500
Granted                       200,000       175,000     9,066,000
Exercised                           -      (712,500)   (2,365,834)
Expired or Terminated               -            -             -
                            ----------    ---------     ---------
Warrants outstanding and
 exercisable, end of year   6,800,666     6,600,666     7,138,166
                            ==========    =========     =========

Exercise price per warrant   $0.001,        $0.001,       $0.001,
                             $0.01,         $0.01,        $0.01,
                             $0.06,         $0.06,        $0.06,
                             $0.10, &       $0.10, &      $0.10, &
                             $0.26          $0.26         $0.26

                                    As of December 31,
Series C Preferred
Stock Warrants               1998          1997          1996
                           -------       -------       -------
Warrants Outstanding,
 at beginning of year       97,500        97,500        97,500
Granted                          -             -             -
Exercised                        -             -             -
Expired or Terminated            -             -             -
                           -------       --------      --------
Warrants outstanding and
 exercisable, end of year   97,500        97,500        97,500
                           ========      ========      ========

Exercise price per warrant   $1.00         $1.00         $1.00
                           ========      ========      ========

N. EXTRAORDINARY GAIN
---------------------

In April 1998, the Company sold substantially all of the tangible and intangible assets related to its defense contracts. The Company received cash of $600,000 and an engineering services credit from the purchaser. The Company will also receive a royalty of 2% of the total sales of all Link-11 Data Terminal sets for a period of four years. In connection with the sale of the defense contracts, the Company entered into a non-compete agreement with the purchaser for a period of 5 years. The purchaser is not assuming the liabilities of the Company, except the Company's warranty obligation under one of the contracts.

The total net gain on the sale is approximately $1,535,000. Of the total, approximately $1,300,000 was realized in 1998. As of December 31, 1998, the unused credit of $234,722 has been deferred (see Note A.7.).

The Company also recognized a gain related to the settlement of accounts payable of approximately $318,000 whereby the Company offered settlement of amounts due at a percentage of face value. The total amount of accounts payable settled was approximately $605,000.

O. COMMON STOCK ISSUANCE
------------------------

During the year, the Company reached agreement with note holders to convert notes payable with a face value of $816,500 to approximately 13.2 million shares of Common Stock at a value of $0.06 per share. This conversion is recognized as having occurred in December, 1998 when all conditions necessary for the issuance of the stock had been met. Stock certificate were issued and dated in January, 1999.

Also in 1998, the Company granted 800,000 shares of common stock to one director and a management consultant as compensation for their services in 1998. The shares were valued at $0.06 per share. The recognition of the issuance is as of the grant date, however, the actual certificates were issued and dated in January, 1999 (see Note I).


P.   CONTINGENCY
-----------------

The Company entered into an agreement in 1998 to sell one of its defense contracts to General Atronics Corporation (GAC). As yet, the United States Government has not novated this contract with the Company. The Company anticipates the novation will be completed shortly and will not negatively impact its agreement with GAC. At this time, however, no determination can be made as to the impact on the transaction, and its recorded gain, should the novation continue to be delayed indefinitely.

Q.   PROFIT SHARING PLAN
------------------------

The Company maintained a 401(K) Profit Sharing Plan. The Plan allowed for a Company match of employee contributions to the plan up to a limit of one and one-half percent (1.5%) of annual compensation. The payment of the Company matching contribution had been suspended since August, 1995, and the unpaid amounts were included in accrued expenses as of December 31, 1997.

In 1998, the Company reversed the prior accruals and credited its General and Administrative Expenses in the amount of $44,096.

In early 1999, the Company notified its present employees as well as former employees who remained in the Plan of its intent to terminate the plan.


R.   CONCENTRATION OF RISK
---------------------------

The Company maintains bank accounts which may exceed federally insured limits at one financial institution. Historically no losses related to these excess cash balances have been experienced.

S.   FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------

The carrying amounts reflected in the financial statements for cash, loans and notes payable approximate the respective fair values due to the short maturities of those instruments.

                           December 31, 1998               December 31, 1997
                          -------------------------------  -------------------
                             Carrying                       Carrying
                              Amount    Fair Value         Amount  Fair Value

Assets
     Cash                 $  100,983  $100,983        $  85,592 $ 85,592
     Unbilled receivables       -   See Note (A) Below  3,837 See Note (A) Below
Liabilities
     Notes payable - Current 177,500   177,500        1,003,271  1,003,271
     Long-term debt             -       -                716  See Note (A) Below
     Mandatorily redeemable
      preferred stock        80,450 See Note (A) Below 80,450 See Note (A) Below


     (A) It is not practicable to estimate the fair value of unbilled receivables, long-term debt and mandatorily redeemable preferred stock because of the inability to estimate fair value without incurring excessive costs.

EXHIBIT 27

                          FINANCIAL DATA SCHEDULE


PERIOD-TYPE                                  YEAR

FISCAL-YEAR-END                          DEC-31-1998

PERIOD-END                               DEC-31-1998

CASH                                        $100,983
SECURITIES                                         0
RECEIVABLES                                  162,334
ALLOWANCES                                   140,311
INVENTORY                                          0
CURRENT-ASSETS                               364,876
PP&E                                          71,170
DEPRECIATION                                  36,080
TOTAL-ASSETS                                 429,614
CURRENT-LIABILITIES                          596,610
BONDS                                              0
PREFERRED-MANDATORY                           80,450
PREFERRED                                     20,766
COMMON                                       274,223
OTHER-SE                                    (542,435)
TOTAL-LIABILITY-AND-EQUITY                   429,614
SALES                                        408,029
TOTAL-REVENUES                               408,029
CGS                                          376,402
TOTAL-COSTS                                  376,402
OTHER-EXPENSES                             1,204,784
LOSS-PROVISION                                     0
INTEREST-EXPENSE                              50,733
LOSS-PRETAX                               (1,223,890)
LOSS-TAX                                           0
LOSS-CONTINUING                           (1,223,890)
DISCONTINUED                                       0
EXTRAORDINARY                              1,617,729
CHANGES                                            0
NET-INCOME                                   393,839
EPS-BASIC                                        .03
EPS-DILUTED                                      .03