Form 10-Q
period 1999-03-31
MIKROS SYSTEMS CORP
filed 1999-05-14
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  March 31, 1999    COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING  AT
           CLASS                                  March 31, 1999
----------------------------                     ----------------
COMMON STOCK, PAR VALUE $.01                     28,588,963 SHARES

















                      MIKROS SYSTEMS CORPORATION
                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at March 31, 1999 and December 31, 1998
   (Unaudited)................................................. 1

   Statements of Operations for the Three Months Ended
   March 31, 1999 and 1998 (Unaudited) ........................ 3

   Statements of Shareholders' Equity for the Years ended
   1997 and 1998 and Three Months Ended March 31, 1999
   (Unaudited)................................................. 4

   Statements of Cash Flows for the Three Months Ended
   March 31, 1999 and 1998 (Unaudited)......................... 5

   Notes to the Financial Statements........................... 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................... 11


PART II - OTHER INFORMATION.................................... 13

                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                     MARCH 31,    DECEMBER 31,
          ASSETS                       1999           1998
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                            $   20,565      $  100,983

  Trade Accounts Receivable           15,233          22,023

  Prepaid Engineering Services        14,961         234,722
  Other Current Assets                12,615           7,148
                                  ------------    ------------

TOTAL CURRENT ASSETS                  63,374         364,876
                                  ------------    ------------



EQUIPMENT                              71,170         71,170

  Less:  Accumulated Depreciation     (41,080)       (36,080)
                                  ------------    ------------
EQUIPMENT, NET                         30,090         35,090
                                  ------------    ------------


PATENT COST, NET                       29,109         29,648
                                  ------------    ------------

TOTAL ASSETS                      $   122,573     $  429,614
                                  ============    ============

                   See Notes to Financial Statements















                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)

                                                    MARCH 31,    DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              1999          1998
-----------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $   49,132       $ 69,173
  Notes Payable
    Related Parties                                    72,500         72,500
    Other                                              35,000        105,000
  Obligations under Capital Leases                     26,063         26,063
  Accrued Payroll and Payroll Taxes                    27,108         25,932
  Accrued Expenses                                     16,517         48,220
  Deferred Contract Credits                  14,961        234,722
  Unliquidated Progress Payments and Other
    Customer Advances                                  15,000         15,000
                                                    ------------   ------------
TOTAL LIABILITIES                                     256,281        596,610
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1999 and 1998                                     80,450         80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY
  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 28,588,963 shares in 1999 and
  27,42,296 in 1998                                   285,890        274,223

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  in 1999 and 1998                                      2,550          2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1999 and 1998    11,316         11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding in 1999 and 1998                          6,900          6,900

  Capital in excess of par                         11,005,252     10,946,919

  Accumulated deficit                             (11,526,066)   (11,489,354)
                                                  ------------   ------------

TOTAL SHAREHOLDERS' DEFICIENCY                    (   214,158)   (   247,446)
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $  122,573     $  429,614
                                                  ============   ============

                        See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                           Three Months Ended,
                                     March 31, 1999      March 31, 1998
                                     --------------      --------------
Revenues:
 Equipment Sales                       $       -           $ 333,592
 Contract Research and Development             -              46,874
 Royalties                                 5,650                   -
                                      -----------           --------
Total Revenues                             5,650             380,466

Cost of Sales:
  Equipment Sales                              -             317,618
  Contract Research and Development        4,500              41,914
                                      -----------            --------
Total Cost of Sales                        4,500              359,532
                                      -----------            --------

Gross Margin                               1,150              20,934
                                      -----------            -------

Expenses:
 Research & Development                  219,761              98,647
 General & Administrative                 39,936             143,870
 Interest                                      -              32,431
                                      -----------          ----------

Total Expenses                           259,697             274,948
                                      -----------          ----------
Net Loss before Extraordinary Items     (258,547)           (254,014)

Gain on the Sale of Contracts            219,761                  -
Gain on the Settlement of Accounts
  Payable Obligations                       2,074                  -
                                      -----------          ----------
Total Extraordinary Items                 221,835                  -
                                      -----------          ----------
Net Loss                                  (36,712)          (254,014)
                                      ===========          ==========

Basic Loss per share                      $(0.01)             $(0.02)
Basic Income per share - Extraordinary      0.01                   -
                                       ----------          ----------
Basic Loss per share-net                  $ 0.00               $(0.02)
                                       ==========          ==========
Weighted average number of
 shares outstanding                    13,451,452          13,451,452
                                       ===========         ===========
                              See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                 STATEMENTS OF SHAREHOLDERS  DEFICIENCY
                                   (UNAUDITED)

                     Common            Preferred            Preferred
                      Stock              Stock               Stock B
                    $.01 PAR            $.01 PAR             $.01 PAR
                      VALUE              VALUE                 VALUE
                    ---------  -------  ---------  --------  ---------  ------
                                           PAR                  PAR      PAR
                      SHARES     VALUE     SHARES     VALUE     SHARES  VALUE
                    ---------  -------  ---------  --------  ---------  --------

Balance-December 31,  11,846,952 $118,470 1,005,000 $10,050 1,131,663 $11,316
  1996
Year Ended December 31, 1997:
Issuance of Common Stock        854,500    8,545
Conversion of Preferred Stock   750,000    7,500   (750,000) (7,500)
Net Loss
                           ----------  -------  --------- -------  ------ ------
Balance-December 31, 1997  13,451,452  134,515  255,000  2,550  1,131,663 11,316

Year Ended December 31, 1998:
Issuance of Common Stock        800,000    8,000
Conversion of Secured Debt   13,170,844  131,708
Net Income
                      ----------  -------  --------- -------  ---------   -----
Balance-December 31, 1998  27,422,296  274,223  255,000  2,550  1,131,663 11,316
Three Months Ended
   March 31, 1999
Conversion of Secured Debt    1,166,667   11,667
Net Loss
                       ---------  -------  ---------  -------- ------  --------
Balance March 31, 199928,588,963 $285,890    255,000  $2,550 1,131,663 $11,316
                       ========== ======= ======== ======== =========  =======

                          Preferred
                           Stock D                Capital
                          $.01 PAR              in excess      Accumulated
                            VALUE                 of Par         Deficit
                          ---------    -------    ------------    -----------
                                             PAR
                               SHARES       VALUE
                          ---------    -------    ------------    -----------
Balance-December 31, 1996     690,000    $6,900     $10,218,548   $(11,278,643)
Year Ended December 31, 1997:
Issuance of Common Stock                                     29,830
Conversion of Preferred Stock
Net Loss                                                     (604,550)
                            --------   -------     -----------   ------------
Balance-December 31, 1997   690,000     6,900      10,248,378    (11,883,193)

Year Ended December 31, 1998:
Issuance of Common Stock                                     40,000
Conversion of Secured Debt                                  658,541
Net Income                                                        393,839
                            ---------  -------    -----------   ------------
Balance-December 31, 1998   690,000     6,900      10,946,919    (11,489,354)
Three Months Ended
  March 31, 1999
Conversion of Secured Debt                               58,333
Net Loss                                                (36,712)
                            ---------  -------    ------------   ------------
Balance March 31, 1999      690,000   $ 6,900    $(11,005,252)  $(11,526,066)
                        ======== =====  ========== =========
                                See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                The Three Months Ended
                                           March 31, 1999      March 31, 1998
                                           --------------      --------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Loss                                   $( 36,712)           $ (254,014)

Adjustments to reconcile Net Loss
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization                  5,539                 2,344
  Settlement of Accounts Payable                (2,074)                    -
Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                           6,790               400,667
   Unbilled Receivables                              -                 3,837
   Inventories                                       -                 5,293
   Other Current Assets                         (5,467)                 (349)
   Other Assets                                      -                  (380)
 Increase (Decrease) in:
   Accounts Payable                            (17,967)              (23,925)
   Accrued Payroll and Payroll Taxes             1,176                 9,916
   Unliquidated Progress Billings and
     Other Customer Advances                         -              (107,849)
   Other Liabilities and Interest              (31,703)               (3,172)
                                              ---------             ---------
 Net Cash Provided (Used) by Operations        (80,418)               32,368

 Cash Flows Provided (Used) by Financing
 Activities:
   Repayment of Debt and Capital Leases              -                (2,324)
                                                ---------            ----------
Net Cash Provided (Used) by Financing
 Activities:                                          -               (2,324)
                                               ---------             ---------
Net Increase (Decrease) in Cash                ( 80,418)              30,044
Cash at Beginning of Period                     100,983               85,592
                                               ---------             ---------
Cash at End of Period                         $  20,565            $ 115,636
                                              ==========            ==========
Supplemental disclosure of cash flow
 information:
 Cash paid during the quarter for interest    $       -            $     219

Supplemental disclosure of non-cash
 information:
  Engineering Services Utilized              $217,961            $       -
  Stock Issued from Conversion of Secured
    Debt                      $ 70,000            $       -

               See Notes to Financial Statements

                       MIKROS SYSTEMS CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has utilized substantial amounts of working capital in its operations. Further, at March 31, 1999, its current liabilities exceed its current assets by $192,907.

As shown in the accompanying financial statements, although the Company recorded an operating loss before extraordinary items of $258,547 and a net loss of $36,712 after extraordinary items for the three months ended March 31, 1999. As of March 31, 1999, the Company had an accumulated deficit of $11,526,066.

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

As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K.

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1999, the changes in deficiency in assets, and the results of operations, and cash flows for the three-month periods ended
March 31, 1999 and 1998.

The results disclosed in the Statements of Operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.








NOTE B - NOTES AND LOANS PAYABLE
--------------------------------

1) Outstanding Debt is summarized as follows:

                                            03/31/99      12/31/98
                                            --------      --------
  Related Parties                             72,500        72,500
  Other Notes Payable                         35,000       105,000
                                            --------      --------
                                            $105,500      $177,500
                                            ========      ========

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

In February 1999, two of the remaining three investors converted their debt, totalling $70,000, under the same terms as debt exchanged in 1998. As a result, 1,166,167 shares were issued in March, 1999. There is one remaining investor (not related party) who has not converted as of March 31, 1999. The note is included in Notes Payable.

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

During 1998, the Company paid the investors all of the interest accrued on these payable notes through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $.06 per share in order to restructure its debt. There were 4,166,668 shares issued as a result. One of the investors chose not to convert his notes which totalled $62,500. This amount is included in Notes Payable as of March 31, 1999.

The Company ceased accruing interest on the remaining debt as of May 15, 1998.

Part I. Item II.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------
Total revenues were $5,650 for the first quarter ended March 31, 1999 compared to $380,466 for the same period in 1998. The revenues are 100% from royalties relative to the Company's 1998 divestiture of certain government contracts.

In 1999, there were no revenues from equipment sales. In 1998, revenues from equipment sales were $333,592 or 87.7% of total revenue. The 1998 equipment revenues represent the final revenues on the Company s government contracts.

In 1999, there were no revenues research and development contracts. Research and development revenues in 1998 were $46,874 or 12.3% for the first quarter. The 1998 research and development revenues represent the revenues on two contracts which were completed in the first quarter.

COST OF SALES
-------------
Total Cost of Sales for the quarter ended March 31, 1999 was $4,500 or 90% of revenues compared to $359,532 or 94.5% of total revenue. Equipment Cost of Sales was $0 for the first quarter of 1999 compared to $317,618 in the first quarter of 1998. Cost of Sales for Contract R & D was $4,500 and $41,914 in the first quarter of 1999 and 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses for the quarter ended March 31, 1999 was $39,936 versus $143,870 in the quarter ended March 31, 1998, a decrease of $103,934 or 72.2%. This decrease is due mainly to downsizing into 1998.

INTEREST EXPENSE
----------------
No interest expense was recorded during the first quarter of 1999. Interest expense was $32,431 in the quarter ended March 31, 1998.

NET LOSS
--------
Net loss for the quarter ended March 31, 1999 was $36,712 versus a net loss of $254,014 for the same period in 1998. Although the level of revenues were significantly less, the increase in the net loss was not proportionately greater due to cost reductions implemented by management.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

As of March 31, 1999, the Company had negative cash flow from operations of approximately $80,000 compared to positive cash flow from operations of approximately $32,000 in the first quarter of 1998. There was negative working capital of approximately $193,000 as of March 31, 1999 as compared to negative working capital of approximately $332,000 as of March 31, 1998.

As of March 31, 1999, the Company could not meet its remaining principal repayment obligations under the 1996 Financing and the 1992-93 Financing. The Company has ceased accruing interest on its notes payable as of May 15, 1998. Management is attempting to finalize the restructuring of its remaining note obligations with one related party and other note holders.

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

Based upon the foregoing there is a sufficient risk that the Company will not be able to continue as a going concern.

The Company anticipates that its existing working capital will be sufficient to fund the Company's operations through the end of 1999.

PART II OTHER INFORMATION

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.   None.
b)    Reports on Form 8-K.
c) No reports on Form 8-K have been filed during the quarter for which this report is filed.
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mikros Systems Corporation
                                   (Registrant)


Dated:  May 14, 1999

                                   /s/ Thomas J. Meaney
                                   --------------------
                                   Thomas J. Meaney
                                   President