Form 10-Q
period 1999-06-30
MIKROS SYSTEMS CORP
filed 1999-08-16
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  June 30, 1999    COMMISSION FILE #: 2-67918-NY

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

                                                 OUTSTANDING  AT
           CLASS                                  June 30, 1999
----------------------------                     ----------------
COMMON STOCK, PAR VALUE $.01                     28,588,963 SHARES

















                      MIKROS SYSTEMS CORPORATION
                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at June 30, 1999 and December 31, 1998
   (Unaudited)................................................. 1

   Statements of Operations for the Three Months Ended and the
   Six Months Ended June 30, 1999 and 1998 (Unaudited)......... 3

   Statements of Shareholders' Equity for the Years ended
   1997 and 1998 and Six Months Ended June 30, 1999
   (Unaudited)................................................. 4

   Statements of Cash Flows for the Three Months Ended and
   the Six Months ended June 30, 1999 and 1998 (Unaudited)..... 5

   Notes to the Financial Statements........................... 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................... 10


PART II - OTHER INFORMATION.................................... 12



                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                      JUNE 30,    DECEMBER 31,
          ASSETS                       1999           1998
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                            $   57,981      $  100,983

  Accounts Receivable
    Government                       -            -
    Trade                           -         22,023

  Prepaid Engineering Services             -         234,722
  Other Current Assets                 3,646           7,148
                                  ------------    ------------

TOTAL CURRENT ASSETS                  61,627         364,876
                                  ------------    ------------



EQUIPMENT                             71,170          71,170

  Less:  Accumulated Depreciation     46,080          36,080
                                  ------------    ------------
EQUIPMENT, NET                        25,090          35,090
                                  ------------    ------------

PATENT COST, NET                      28,571          29,648
                                  ------------    ------------

TOTAL ASSETS                      $  115,288      $  429,614
                                  ============    ============

                   See Notes to Financial Statements















                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)

                                                     JUNE 30,    DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              1999          1998
-----------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $   44,291       $ 69,173
  Notes Payable
    Related Parties                                    72,500         72,500
    Other                                              35,000        105,000
  Obligations under Capital Leases                     26,063         26,063
  Accrued Payroll and Payroll Taxes                    25,980         25,932
  Accrued Expenses                                    154,211         48,220
  Deferred Contract Credits                       -        234,722
  Advance from Mobile Broadcasting                     70,741              -
  Other Customer Advances                              15,000         15,000
                                                    ------------   ------------
TOTAL LIABILITIES                                     443,786        596,610
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1998 and 1997                                     80,450         80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY
  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 27,422,296 shares in 1998 and
  28,588,963 in 1999                                  285,890        274,223

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  in 1999 and 1998                                      2,550          2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1999 and 1998    11,316         11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding in 1999 and 1998                          6,900          6,900

  Capital in excess of par                         11,005,252     10,946,919

  Accumulated deficit                             (11,720,856)   (11,489,354)
                                                  ------------   ------------

TOTAL SHAREHOLDERS' DEFICIENCY                    (   408,948)   (   247,446)
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $  115,288     $  429,614
                                                  ============   ============

                        See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                         Three Months Ended,           Six Months Ended
                     June 30, 1999 June 30, 1998 June 30, 1999 June 30, 1998

Revenues:
 Equipment Sales      $         -    $           -    $         -    $   333,592
 Contract Research and
   Development                  -                -              -         46,874
 Royalties                 12,743            4,177         18,393          4,177
                      -----------      ------------     ----------   -------
 Total Revenues            12,743            4,177         18,393        384,643

Cost of Sales:
  Equipment Sales               -            4,169              -        321,787
  Contract Research
    and Development         4,509            2,515          9,009         44,429
                      ----------      -----------      ----------     ----------
Total Cost of Sales         4,509            6,684          9,009   366,216

Gross Margin                8,234           (2,507)          9,384   18,427

Expenses:
 Research &
  Development             180,786          229,419        400,547        327,966
General & Admin.           37,199           75,684         77,135        219,654
Interest                        -           16,670              -         49,101
                    -----------      -----------     ----------     ------------
Total Operating Expenses  217,985          321,773        477,682        596,721
                 -----------      -----------      ----------     ------------
Net Loss before
  Extraordinary Items    (209,751)        (324,280)     (468,298) (578,294)

Gain on the Sale of
  Government Contracts      14,961        763,955        234,722        763,955
Gain on Settlment of
  Accounts Payable Debt         -          286,640          2,074        286,640
                    --------      -----------     -----------    ------------
Net Loss               $ (194,790)      $  726,315      $(231,502)   $   472,301
                  ============      ==========      ==========    ============

Basic Loss per share    (0.01)           (0.02)         (0.02)          (0.04)
Basic Income per share
  - Extraordinary        0.00             0.08           0.01            0.08
                    ----------      -----------     ----------    ------------
Basic Loss per share $    (0.01)            0.05          (0.01)        0.04
                       ============      ==========     ========== ===========
Weighted average number of
 shares outstanding    28,588,963        13,451,452     28,092,646  13,451,452
                       ===========       ===========    =========== ==========
                    See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                      STATEMENTS OF SHAREHOLDERS  DEFICIENCY
                                   (UNAUDITED)

                               Common            Preferred            Preferred
                                Stock              Stock               Stock B
                              $.01 PAR            $.01 PAR             $.01 PAR
                                VALUE              VALUE                 VALUE
                          ---------  -------  ---------  --------  ---------  --------
                                           PAR                  PAR                 PAR
                     SHARES     VALUE     SHARES     VALUE     SHARES  VALUE
                   --------  -------  ---------  --------  ---------  --------

Balance-December 31, 199611,846,952 $118,470  1,005,000 $10,050 1,131,663$11,316
Year Ended December 31, 1997:
Issuance of Common Stock        854,500    8,545
Conversion of Preferred Stock   750,000    7,500   (750,000) (7,500)
Net Loss
                         ----------  -------  --------- -----  --------- -------
Balance-December 31, 1997 13,451,452  134,515  255,000  2,550  1,131,663 11,316

Year Ended December 31, 1998:
Issuance of Common Stock        800,000    8,000
Conversion of Secured Debt   13,170,844  131,708
Net Income
                        ----------  -------  --------- -------  --------- ------
Balance-December 31, 1998  27,422,296 274,223 255,000   2,550  1,131,663  11,316
Six Months Ended
   June 30, 1999
Conversion of Secured Debt    1,166,667   11,667
Net Loss
                       ---------  -------  ---------  --------  ---------  -----
Balance June 30, 1999 28,588,963 $285,890    255,000  $2,550  1,131,663 $11,316
                      ========== ======= ======== ======== =========  =======

                            Preferred
                               Stock D                  Capital
                              $.01 PAR                in excess      Accumulated
                                VALUE                    of Par         Deficit
                              ---------    -------    ------------    ----------
                                             PAR
                               SHARES       VALUE
                              ---------    -------    ------------    ----------
Balance-December 31, 1996         690,000    $6,900    $10,218,548 $(11,278,643)
Year Ended December 31, 1997:
Issuance of Common Stock                                     29,830
Conversion of Preferred Stock
Net Loss
                                                                    (604,550)
                           --------   -------     -----------   ------------
Balance-December 31, 1997   690,000     6,900      10,248,378    (11,883,193)

Year Ended December 31, 1998:
Issuance of Common Stock                                     40,000
Conversion of Secured Debt                                  658,541
Net Income                                                           393,839
                                  ---------  -------    -----------  -----------
Balance-December 31, 1998         690,000     6,900      10,946,919 (11,489,354)
Six Months Ended
  June 30, 1999
Conversion of Secured Debt                               58,333
Net Loss                                                (231,502)
                                  ---------  -------    ------------   --------
Balance June 30, 1999             690,000   $ 6,900 $(11,005,252)  $(11,720,856)
                                  ========    =====      ==========    =========
                                See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                               The Three Months Ended  Six Months Ended
                      June 30, 1999  June 30, 1998  June 30, 1999 June 30, 1998
                     --------------   -------------- ------------ -------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Income (Loss)   $(194,790)        $ 726,315      $ (231,502)   $ 472,301

Adjustments to reconcile Net Loss
 to Net Cash Provided (Used) by Operating
 Activities:
  Gain from  Sale of Defense Contracts,
    net of Engineering Credit and
    Equipment sold           -          (575,662)           -        (575,662)

  Settlement of Accounts Payable  -     (286,640)      (2,074)       (286,640)
  Depreciation and Amortization 5,539      2,344       11,078           4,689

Net Changes in Operating Assets and
 Liabilities:

   Accounts Receivable        15,233      50,140       22,023        450,807
   Unbilled Receivables           -            -            -          3,837
   Inventories                    -            -            -          5,293
   Other Current Assets        8,968       3,639        3,501          3,290
   Other Assets                   -          (1)            -           (381)
 Increase (Decrease) in:
   Accounts Payable           (4,841)   (249,375)     (22,808)      (273,300)
   Accrued Payroll and Payroll (1,128)   (12,821)          48         (2,905)
      Taxes
   Unliquidated Progress Billings and
     Other Customer Advances   70,741          -        70,741       (107,849)
   Other Liabilities and Interest 137,694 (72,556)     105,991        (75,728)
                             ---------   ---------    --------       ---------
 Net Cash Provided (Used) by   37,416    (414,617)    (43,002)       (382,248)
     Operations
 Cash Flows Provided by Investing
 Activities:
   Sale of Government Contracts     -     600,000           -         600,000
                              ---------  ----------   ---------      ----------
Net Cash Provided (Used) by Financing
 Activities:
   Repayment of Debt                -      (2,325)           -         (4,650)
                              ---------  ----------   ----------     ----------

Net Increase (Decrease) in Cash  37,416    183,058      (43,002)       213,102
Cash at Beginning of Period      20,565    115,636      100,983         85,592
                              ---------   --------    ----------     ----------
Cash at End of Period         $  57,981 $  298,694       57,981      $ 298,694
                             ========== ============ =============   ==========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest      $       -  $     63,165  $      -      $  63,684
                              ========== ============= =============  =========
Supplemental disclosure of non-cash
 information:
  Credit for Engineering Services from
    Sale of Government       $       -  $  1,000,000   $     -      $1,000,000
      Contracts
    Engineering Services     $  14,961  $    229,419   $    234,722    229,419
      Utilized
    Stock Issued from Conversion of
      Secured Debt           $       -  $          -   $     70,000   $     -


               See Notes to Financial Statements

                       MIKROS SYSTEMS CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has utilized substantial amounts of working capital in its operations. Further, at June 30, 1999, its current liabilities exceed its current assets by $382,159 and at December 31, 1998 exceeded its current assets by $231,734 .

As shown in the accompanying financial statements, the Company recorded a net operating loss before extraordinary items of $209,751 for the quarter ended June 30, 1999, and as of June 30, 1999 a year to date net operating loss of $468,298. The net loss after extraordinary gains was $194,790 and $231,502 for the quarter and year to date as of June 30, 1999, respectively. As of June 30, 1999, the Company had an accumulated deficit of $11,720,856.

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

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1999, the changes in deficiency in assets, and the results of operations, and cash flows for the six-month periods ended
June 30, 1999 and 1998.


The results disclosed in the Statements of Operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.






NOTE B - NOTES AND LOANS PAYABLE
--------------------------------

1) Outstanding Debt is summarized as follows:

                                            06/30/99      12/31/98
                                            --------      --------
  Related Parties                             72,500        72,500
  Other Notes Payable                         35,000       105,000
                                            --------      --------
           Total                            $105,500      $177,500
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

In February 1999, two of the remaining three investors converted their debt, totalling $70,000, under the same terms as debt exchanged in 1998. As a result, 1,166,167 shares were issued in March, 1999. There is one remaining investor (not related party) who has not converted as of June 30, 1999. The note is included in Notes Payable.

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

During 1998, the Company paid the investors all of the interest accrued on these payable notes through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $.06 per share in order to restructure its debt. There were 4,166,668 shares issued as a result. One of the investors chose not to convert his notes which totalled $62,500. This amount is included in Notes Payable as of June 30, 1999.

The Company ceased accruing interest on the remaining debt as of May 15, 1998.

Part I. Item II.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------
Total revenues were $12,743 for the quarter ended June 30, 1999 and $18,393 for the six months ended June 30, 1999 compared to $4,177 for the quarter ended June 30, 1998 and $384,643 for the six months ended June 30, 1998.

The 1999 revenues are related to royalties earned pursuant to the Company's divestiture of its military contracts. The year to date royalty revenues of $18,393 represents 100% of the Company's 1999 revenue versus $4,177 or 1.1% in 1998.

In 1999, there were no revenues from equipment sales. In 1998, revenues from equipment sales were $333,592 or 86.7% of total year to date revenue revenue. The 1998 equipment revenues represent the final revenues on the Company s government contracts.

In 1999, there were no revenues research and development contracts. There were no Research and development revenues for the second quarter of 1998, although there were $46,874 or 12.2% year to date as of june 30, 1998. The 1998 research and development revenues represent the revenues on two contracts which were completed in the first quarter.

COST OF SALES
-------------
Total Cost of Sales for the quarter ended June 30, 1999 was $4,509 or 39.3% of total revenues compared to $6,684 or 1.60% of total revenue for the quarter ended June 30, 1998. Year to date as of June 30, 1999 total Cost of Sales was $9,009 or 49.0% of total revenues compared to $366,216 or 95.3% of total revenue year to date. There were $0 Equipment Cost of Sales was $0 for the second quarter and year to date 1999, compared to $4,169 in the second quarter and $321,787 year to date as of June 30, 1998. Cost of Sales for Contract R & D was $4,509 for the quarter and $9,009 year to date as of June 30, 1999, compared to $2,515 for the quarter and $44,429 as of June 30, 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses for the quarter ended June 30, 1999 was $37,199 versus $75,684 in the quarter ended June 30, 1998, a decrease of $38,485 or 50.8%.  This decrease is due mainly to downsizing into 1998.

INTEREST EXPENSE
----------------
No interest expense was recorded during the second quarter of 1999. Interest expense was $16,670 in the quarter ended June 30, 1998. Year to date, no interest has been recorded in 1999. As of June 30, 1998, interest expense equaled $44,429.

NET LOSS
--------
Net loss for the six months ended June 30, 1999 was $231,502 versus net income of $472,301 for the same period in 1998. Net loss for the quarter ended June 30, 1999 was $209,751 versus net income of of $726,315 for the same quarter in 1998. Although the level of total revenues is lower in 1999, the loss is not proportionate to the change in revenues due to the extraordinary gains recorded during the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

Year to date as of June 30, 1999, the Company had negative cash flow from operations of approximately $43,000. This compares to negative cash flow from operations of approximately $382,000 for the six months ended June 30, 1998. There was negative working capital of approximately $382,000 as of June 30, 1999 as compared to negative working capital of approximately $1,015,000 as of June 30, 1998.

As of June 30, 1999, the Company could not meet its remaining principal repayment obligations under the 1996 Financing and the 1992-93 Financing. The Company has ceased accruing interest on its notes payable as of May 15, 1998. Management is attempting to finalize the restructuring of its remaining note obligations with one related party and other note holders.

A substantial portion of the Company s costs and expenses is represented by labor, related benefits and subcontractors. From January 1, 1998 to the present, the Company decreased its number of employees from 19 to 2.

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

                                   Mikros Systems Corporation
                                   (Registrant)


Dated:  August 16, 1999

                                   /s/ Thomas J. Meaney
                                   --------------------
                                   Thomas J. Meaney
                                   President