Form 10-Q
period 1999-09-30
MIKROS SYSTEMS CORP
filed 1999-11-15
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: September 30, 1999 COMMISSION FILE #: 2-67918-NY

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING  AT
           CLASS                                September 30, 1999
----------------------------                    ------------------
COMMON STOCK, PAR VALUE $.01                    28,588,963 SHARES

















                      MIKROS SYSTEMS CORPORATION
                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                 Page #

   ITEM I - FINANCIAL STATEMENTS

   Balance Sheets at September 30, 1999 and December 31, 1998
   (Unaudited)................................................. 1

   Statements of Operations for the Three Months ended and the Nine Months ended September 30, 1999 and 1998 (Unaudited)... 3

   Statements of Shareholders' Equity for the Years ended
   1997 and 1998 and Nine Months ended September 30, 1999
   (Unaudited)................................................. 4

   Statements of Cash Flows for the Three Months ended and the Nine Months ended September 30, 1999 and 1998 (Unaudited)5

   Notes to the Financial Statements........................... 6


   ITEM II

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................... 10


PART II - OTHER INFORMATION.................................... 12



                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)


                                  SEPTEMBER 30,    DECEMBER 31,
          ASSETS                       1999           1998
------------------------------    ------------    ------------

CURRENT ASSETS
  Cash                            $   28,110      $  100,983

  Accounts Receivable
    Government                             -            -
    Trade                                  -         22,023

  Prepaid Engineering Services             -         234,722
  Other Current Assets                 2,446           7,148
                                  ------------    ------------

TOTAL CURRENT ASSETS                  30,556         364,876
                                  ------------    ------------

EQUIPMENT                             71,170          71,170

  Less:  Accumulated Depreciation     56,080          36,080
                                  ------------    ------------
EQUIPMENT, NET                        15,090          35,090
                                  ------------    ------------

PATENT COST, NET                      28,032          29,648
                                  ------------    ------------

TOTAL ASSETS                      $   73,678      $  429,614
                                  ============    ============

                   See Notes to Financial Statements















                      MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                              (UNAUDITED)

                                                SEPTEMBER 30,    DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              1999          1998
-----------------------------------------         -----------   ------------
CURRENT LIABILITIES
  Accounts Payable                                 $   48,358       $ 69,173
  Notes Payable
    Related Parties                                    72,500         72,500
    Other                                              35,000        105,000
  Obligations under Capital Leases                          -         26,063
  Accrued Payroll and Payroll Taxes                    25,240         25,932
  Accrued Expenses                                    189,054         48,220
  Deferred Contract Credits                                 -        234,722
  Advance from Mobile Broadcasting                     89,468              -
  Other Customer Advances                              15,000         15,000
                                                    ------------   ------------
TOTAL LIABILITIES                                     474,620        596,610
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1999 and 1998                                     80,450         80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY
  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 27,422,296 shares in 1998 and
  28,588,963 in 1999                                  285,890        274,223

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  in 1999 and 1998                                      2,550          2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1999 and 1998    11,316         11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding in 1999 and 1998                          6,900          6,900

  Capital in excess of par                         11,005,252     10,946,919

  Accumulated deficit                             (11,793,300)   (11,489,354)
                                                  ------------   ------------

TOTAL SHAREHOLDERS' DEFICIENCY                    (   481,392)   (   247,446)
                                                  ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $   73,678     $  429,614
                                                  ============   ============

                        See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                         Three Months Ended,        Nine Months Ended
                September 30,  September 30,  September 30,  September 30,
                        1999         1998        1999          1998
                  ----------      ---------   ----------      ----------
Revenues:
Equipment Sales   $        -    $        -    $      -      $   333,592
Contract Research
 and Development           -             -           -           46,874
 Royalties            23,258         3,583      41,651            7,760
                  -----------      ----------   ----------     --------
 Total Revenues       23,258         3,583      41,651          388,226

Cost of Sales:
  Equipment Sales         -             -            -          321,787
  Contract Research
    and Development   10,000         8,233      19,009           52,662
                   ----------     -----------   ----------     --------
Total Cost of Sales   10,000         8,233      19,009          374,449

Gross Margin          13,258        (4,650)     22,642           13,777

Expenses:
 Research &
  Development         58,721       332,130     459,268          660,096
General & Admin.      33,799        48,603     110,934          268,257
Interest                   -            24           -           49,125
                   -----------    ----------- ----------      ---------
Total Operating
  Expenses            92,520       380,757     570,202          977,478
                   -----------    ----------  ----------      ---------
Net Loss before
Extraordinary Items ( 79,262)     (385,407)   (547,560)        (963,701)

Gain on the Sale of
  Government Contracts     -       332,130     234,722         1,096,085
Gain on Settlment of
  Accounts Payable Debt 6,818       31,957       8,892           318,597
                    -----------   ----------- -----------      ---------
Net Loss           $ ( 72,444)  $  (21,320)  $(303,946)      $   450,981
                   ============   ==========  ==========      ==========
Basic Loss per share $   (0.00) $    (0.03)      (0.02)           (0.07)
Basic Income per share
  - Extraordinary         0.00        0.03        0.01             0.10
                    -----------   ----------- ----------      ---------
Basic Loss per share $   (0.00)      (0.00)      (0.01)            0.03
                    ============  ==========  ==========      =========
Weighted average number of
 shares outstanding  28,588,963  13,451,452  28,259,903      13,451,452
                     =========== =========== ===========     ==========
                    See Notes to Financial Statements

                            MIKROS SYSTEMS CORPORATION
                      STATEMENTS OF SHAREHOLDERS  DEFICIENCY
                                   (UNAUDITED)

                     Common            Preferred            Preferred
                      Stock              Stock               Stock B
                   $.01 PAR            $.01 PAR             $.01 PAR
                      VALUE              VALUE                 VALUE
                   ---------  -------  ---------  --------  ---------  --------
                                PAR                  PAR                 PAR
                     SHARES     VALUE     SHARES     VALUE     SHARES   VALUE
                   ---------  -------  ---------  --------  ---------  --------

Balance-December 31,
1996                11,846,952 $118,470  1,005,000 $10,050  1,131,663  $11,316

Year Ended December 31, 1997:
Issuance of Common
   Stock               854,500    8,545

Conversion of Preferred
  Stock                750,000    7,500   (750,000) (7,500)
Net Loss
                      ----------  -------  --------- -------  ---------  -------
Balance-December 31,
   1997              13,451,452  134,515   255,000   2,550    1,131,663   11,316

Year Ended December 31, 1998:
Issuance of Common Stock800,000    8,000
Conversion of Secured
  Debt               13,170,844  131,708
Net Income
                     ----------  -------  --------- -------  ---------   -------
Balance-December 31,
  1998               27,422,296  274,223    255,000   2,550  1,131,663    11,316
Nine Months Ended
   September 30, 1999
Conversion of Secured
  Debt                1,166,667   11,667
Net Loss
                    ----------   -------  ---------  --------  --------- -------
Balance September 30,
  1999               28,588,963  $285,890  255,000   $2,550  1,131,663  $11,316
                    ==========   =======   ========  ======== ========= =======

                      Preferred
                        Stock D                  Capital
                       $.01 PAR                in excess      Accumulated
                          VALUE                    of Par         Deficit
                      ---------    -------    ------------    -----------
                                     PAR
                         SHARES     VALUE
                      ---------    -------    ------------    -----------
Balance-December 31,
  1996                690,000      $6,900     $10,218,548   $(11,278,643)

Year Ended December 31, 1997:
Issuance of Common Stock                           29,830
Conversion of Preferred Stock
Net Loss                                                     (   604,550)
                       --------   -------     -----------   ------------
Balance-December 31,
  1997                690,000       6,900      10,248,378    (11,883,193)

Year Ended December 31, 1998:
Issuance of Common Stock                           40,000
Conversion of Secured Debt                        658,541
Net Income                                                       393,839
                      ---------  -------      -----------   ------------
Balance-December 31,
  1998                690,000       6,900      10,946,919    (11,489,354)

Nine Months Ended
  September 30, 1999
Conversion of Secured Debt                         58,333
Net Loss                                                        (303,946)
                     ---------    -------     ------------   ------------
Balance September 30,
   1999                690,000    $ 6,900    $ 11,005,252   $(11,793,300)
                      ========   ========    =============   ============
                                See Notes to Financial Statements

                    MIKROS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                  The Three Months Ended               Nine Months Ended
              September 30,   September 30,     September 30,   September 30,
                 1999               1998              1999             1998
              --------------    --------------  --------------   --------------
Cash Flows
  Provided (Used) by Operating
Activities:
  Net Income
    (Loss)       $( 72,444)        $ (21,320)     $ (303,946)       $ 450,981

Adjustments to reconcile Net Loss
 to Net Cash Provided (Used) by Operating
 Activities:
  Gain from  Sale of Defense Contracts,
    net of Engineering Credit and
    Equipment sold       -                  -              -         (575,662)

  Settlement of
    Accounts Payable (6,818)         (31,957)          (8,892)       (318,697)

  Depreciation and
    Amortization     10,539            7,022           21,616          11,711

Net Changes in Operating Assets and
 Liabilities:

 Accounts Receivable      -           (3,583)          22,023         447,224
 Unbilled Receivables     -                -                -           3,837
 Inventories              -                -                -           5,293
 Other Current Assets 1,200           (3,444)           4,702           (154)
   Other Assets           -              (66)               -           (447)
 Increase (Decrease) in:
   Accounts Payable  4,067           (39,124)         (18,741)       (312,424)
   Accrued Payroll
     and Payroll Taxes(740)                -             (692)         (2,905)

 Unliquidated Progress Billings and
     Other
      Customer Advances18,727         (15,000)          89,468       (122,849)

   Other Liabilities
     and Interest      34,843         (14,741)         140,834        (90,469)
                     ---------        ---------       --------       ---------
 Net Cash
   Used by Operations (10,626)      (122,213)        (53,628)       (504,561)

 Cash Flows Provided by Investing
 Activities:
   Sale of Government
     Contracts               -             -                -         600,000
                     ---------       ----------      ---------      ----------
Net Cash Used by Financing
 Activities:
   Repayment of Debt  (19,245)        (19,825)        (19,245)       (24,475)
                     ---------       ----------      ----------     ----------

Net Increase (Decrease)
  in Cash             (29,871)       (142,038)        (72,873)        70,964

Cash at Beginning of
  Period               57,981         298,694          100,983        85,592
                     ---------       ---------      ----------     ----------
Cash at End of Period $28,110    $    156,656       $   28,110     $ 156,556
                    ==========     ============    =============   ==========
Supplemental disclosure of cash flow
 information:
 Cash paid for
   interest          $     -     $     20,332       $       -      $  95,508
                    ==========    =============    =============   ==========
Supplemental disclosure of non-cash
 information:
  Credit for Engineering Services from
    Sale of Government
      Contracts      $     -     $          -       $        -     $1,000,000

   Engineering Services
     Utilized        $     -     $    332,130       $    234,722      561,549

 Stock Issued from Conversion of
      Secured Debt   $     -     $          -       $     70,000      $     -


               See Notes to Financial Statements

                       MIKROS SYSTEMS CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has utilized substantial amounts of working capital in its operations. Further, at September 30, 1999, its current liabilities exceed its current assets by $444,064 and at December 31, 1998 exceeded its current assets by $231,734.

As shown in the accompanying financial statements, the Company recorded a net operating loss before extraordinary items of $79,262 for the quarter ended September 30, 1999, and a year to date net operating loss of $547,560. The net loss after extraordinary gains was $72,444 and $303,946 for the quarter and year to date as of September 30, 1999, respectively. As of September 30, 1999, the Company had an accumulated deficit of $11,793,300.

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

In the opinion of the management of Mikros Systems Corporation, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1999, the changes in deficiency in assets, and the results of operations, and cash flows for the nine-month periods ended September 30, 1999 and 1998.

The results disclosed in the Statements of Operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.






NOTE B - NOTES AND LOANS PAYABLE
--------------------------------

1) Outstanding Debt is summarized as follows:

                                            09/30/99      12/31/98
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

In February 1999, two of the remaining three investors converted their debt, totalling $70,000, under the same terms as debt exchanged in 1998. As a result, 1,166,167 shares were issued in March, 1999. There is one remaining investor (not related party) who has not converted as of September 30, 1999. The note is included in Notes Payable.

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

During 1998, the Company paid the investors all of the interest accrued on these payable notes through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $.06 per share in order to restructure its debt. There were 4,166,668 shares issued as a result. One of the investors chose not to convert his notes which totalled $62,500. This amount is included in Notes Payable as of September 30, 1999.

The Company ceased accruing interest on the remaining debt as of May 15, 1998.

Part I. Item II.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
-------
Total revenues were $23,258 for the quarter ended September 30, 1999 and $41,651 for the nine months ended September 30, 1999 compared to $3,583 for the three months ended September 30, 1998 and $388,226 for the nine months ended September 30, 1998.

The 1999 revenues are related to royalties earned pursuant to the Company's divestiture of its military contracts. The year to date royalty revenues of $41,651 represents 100% of the Company's 1999 revenue versus $7,760 or 2.0% in 1998.

In 1999, there were no revenues from equipment sales. In 1998, revenues from equipment sales were $333,592 or 85.6% of total year to date revenue revenue. The 1998 equipment revenues represent the final revenues on the Company s government contracts.

In 1999, there were no revenues on research and development contracts. There were no research and development revenues for the second quarter of 1998, although there were $46,874 or 12.1% year to date as of September 30, 1998. The 1998 research and development revenues represent the revenues on two contract which were completed in the first quarter of 1998.

COST OF SALES
-------------
Total Cost of Sales for the quarter ended September 30, 1999 was $10,000 or 43.0% of total revenues compared to $6,684 or 1.60% of total revenue for the quarter ended September 30, 1998. Year to date as of September 30, 1999 total Cost of Sales was $19,009 or 45.6% of total revenues compared to $374,449 or 96.5% of total revenue year to date.

Equipment Cost of Sales was $0 for the nine months ended
September 30, 1999 compared to $321,787 for the same period in 1998.
Cost of Sales of Contract R & D was $19,009 compared to $52,662 for the nine months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, General and Administrative expenses for the nine months ended September 30, 1999 was $110,934 versus $268,257 for the nine months ended September
30, 1998, a decrease of $157,323 or 58.6%. This decrease is due mainly to downsizing into 1998.

INTEREST EXPENSE
----------------
No interest expense was recorded during the third quarter of 1999. Interest expense was $24 in the quarter ended September 30, 1998. Year to date, no interest has been recorded in 1999. As of September 30, 1998, interest expense equaled $49,125.

NET LOSS
--------
Net loss for the nine months ended September 30, 1999 was $72,444 versus a net loss of $21,320 for the same period in 1998. Net loss for the nine months ended September 30, 1999 was $303,946 versus net income of $450,981 for the same quarter in 1998. Although the level of total revenues is lower in 1999, the loss is not proportionate to the change in revenues due to the extraordinary gains recorded during the second and third quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

Year to date as of September 30, 1999, the Company had negative cash flow from operations of approximately $54,000. This compares to negative cash flow from operations of approximately $505,000 nine months ended September 30, 1998. There was negative working capital of approximately $444,000 as of September 30, 1999 as compared to negative working capital of approximately $232,000 as of September 30, 1998.

As of September 30, 1999, the Company could not meet its remaining principal repayment obligations under the 1996 Financing and the 1992-93 Financing. The Company has ceased accruing interest on its notes payable as of May 15, 1998. Management is attempting to finalize the restructuring of its remaining note obligations with one related party and other note holders.

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

                                   Mikros Systems Corporation
                                   (Registrant)


Dated:  November 15, 1999

                                   /s/ Thomas J. Meaney
                                   --------------------
                                   Thomas J. Meaney
                                   President