Form 10-K
period 1999-12-31
MIKROS SYSTEMS CORP
filed 2000-04-14
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         ----------------------
                              FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999. Commission file number 2-67918

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 31, 2000, was approximately $9,983,516, based on the average of the bid and asked price quoted by National Quotation Bureau, Inc. The number of shares outstanding of the Registrant's $.01 par value common stock as of March 31, 2000 was 29,363,283.

PART I

Item 1.  Description of Business
--------------------------------

Introduction
------------

Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center for the military defense industry. The Company was incorporated under the laws of the State of Delaware in 1978 and acquired all rights of General Electric Venture Capital Corp., a subsidiary of General Electric Company, to certain microcomputer technology. The Company's headquarters are located at 707 Alexander Road, Suite 208, Princeton, New Jersey; telephone (609)987-1513.

The knowledge base and proprietary technology developed were recognized by the Company as applicable to the rapidly expanding wireless business in the commercial sector. The rigorous radio transmission environment as well as the challenges of underwater signal processing required Mikros scientists to invent new methods for optimizing the bandwidth for a higher data throughput.

In 1995, the Company decided to also pursue commercial contracts which would employ these advanced techniques to enhance the data transmission rates in the AM and FM radio spectrum.

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in Mikros in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Initially, Safeguard invested $1 million in MBC for 75% ownership whereas Mikros owned the remaining 25%. Mikros share in MBC was subsequently diluted to 18%, as a result of an additional capital investment of $1,200,000 by Safeguard. In 1998, Mikros'share increased to 50% as a result of the Company's investment arising from the use of its engineering credits.

Data Design and Development Corporation (3D) was also founded in 1996 as part of the Safeguard Scientific agreement and retains ownership of the AM and FM technology. 3D has licensed the FM technology rights in North America to Mikros and the AM technology rights in North America to MBC. Mikros owns 1/3 of 3D, certain Mikros shareholders own another 1/3, and Safeguard owns the remaining 1/3.

Mikros entered negotiations in late 1997 for the sale of its military contracts to General Atronics Corporation (GAC). The resulting transaction was concluded in 1998 and included a $600,000 cash payment and a 2% royalty to be paid to the Company over four years on all data terminal set sales. In addition, the purchaser was obligated to supply $1,000,000 in engineering services to the Company which will continue to be expended on the AM data program in cooperation with MBC. The Company was provided with engineering services by the purchaser pursuant to the agreement which aggregated $234,722 and $765,278 for the years ended December 31, 1999 and 1998, respectively.

Mikros commercial business assets now consist of both the original FM technology and the AM Radio technology. Continued development of the FM technology has been postponed in order to direct all of the Company s resources to the AM Radio technology.

The digital system Mikros is developing for AM radio data transmission will allow simultaneous broadcasting of the present radio signal with a digital signal. This will be accomplished with minimal disturbance to the existing radio channel. This system will require a minor modification to the radio station transmitter which is not expected to require new FCC approval since adjacent channel interference is avoided.

The Company has completed the Alpha Phase of its development program for AM data broadcasting. Live on the air tests have demonstrated the Company's ability to simultaneously broadcast a data signal along with regular audio programming. The data are received using a prototype custom data radio that has been developed by the Company.

The Company developed a business model during 1999. This model combines the AM data transmission technology with the operations of a nationwide or area wide network of AM radio stations equipped with the minor modifications to the radio station's transmitter. Data could be broadcast from point to multipoint and the signal received by the listener who will have a small portable receiver to be developed based on the prototype presently being used in the Company's experimental trials.

In addition to the AM technology developed by the Company, Mikros entered into an Memorandum of Understanding with Lucent Digital Radio, Inc., a venture owned jointly by Lucent Technologies and Pequot Capital. Mikros is seeking to license the use of patented Lucent Digital Radio AM in band on channel technologies. The Company plans to augment its existing AM Digital Radio technology with the Lucent Digital Radio technologies. There is no assurance that any of the applications presently contemplated for datacasting (assuming a network will be established) will be embraced by potential users.

Marketing
---------

The Company is focused on developing interest in its AM technology. Other than its relationship with MBC, there are no other programs being pursued. MBC is jointly owned by Safeguard Scientifics (Delaware), Inc. of Wayne, PA and Mikros Systems Corporation.

Backlog
-------

As of December 31, 1999, the Company had no backlog compared to a backlog of $0 in 1998 and $380,000 in 1997 respectively.


Engineering; Research and Development
-------------------------------------

In 1994, the Company began research on a method of optimizing spectrum efficiency for wireless communications in radio data broadcasting and Personal Communications Services (PCS) markets and has continued this effort.

Engineering is a critical factor in the development of the Company's present and future products. The Company is presently subcontracting its development work to General Atronics Corporation, a high technology company mainly involved in communications and radar equipment for the US Department of Defense and allied countries. GAC hired key Mikros engineers to continue the AM project when Mikros downsized. GAC is obligated to supply $1 million in engineering services to Mikros which will be expended on the AM data program with MBC. In 1999, the total amount of engineering services utilized was $234,722.

Patents
-------

The Company has two patents covering digital signal processing technology and our base scheme of implementing Link-11.

Competition
-----------

High technology products such as wireless technology often require large investments of both money and talent. Many large companies with greater financial and human resources than the Company are currently investing heavily in products that could compete directly with Mikros. There is no assurance that the Company could compete successfully against such competition.

Being first in the market with new high technology is a critical factor in a company's success in the market. There is no assurance that the Company will be able to introduce new products to the market before any of its competitors.

Employees
---------

As of March 31, 2000, the Company had two executive employees. The Company believes its relations with its employees are satisfactory.

Year 2000 Compliance
--------------------

In prior years, the Company discussed the nature and progress of its plan to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Through December 31, 1999, the Company capitalized approximately $0 in connection with software and hardware acquired to address the Year 2000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Risk Factors
------------

History of Losses, Lack of Liquidity; Working Capital Deficit. The Company incurred a net loss before extraordinary items of $286,432, $1,223,890, and $604,550 for the years ended December 31, 1999, 1998 and 1997 respectively. As of December 31, 1999, the Company had an accumulated deficit of $11,766,889 and had negative working capital of $412,115. In addition, the Company expects to incur substantial expenditures to expand its commercial wireless communications business. The Company s working capital, plus revenue from its royalty agreement with GAC will not be sufficient to meet such objectives as presently structured. There can be no assurance that the Company will achieve a profitable level of operations in the future.

Additional Financing Requirement; Merger and Partnering Opportunities. The Company requires additional financing if it chooses to build a datacasting network around the AM radio stations from which it would lease bandwidth. Alliances or other partnership agreements must be developed with entities who may be interested in supporting the Company s commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company s operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will identify users for its datacasting network and thereby will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to further curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company, if coupled with a material shortfall from the Company s current operating plan could negatively impact the Company's ability to continue operations.

Uncertainty of Market Acceptance. In 1995, the Company expanded its initiatives in commercial wireless communications in the current and emerging radio data broadcasting and the personal communications service markets. Market acceptance of the Company s network in the commercial sector will be determined in large part by the Company s ability to develop a customer base which would have a need to broadcast data and could be convinced of the value and cost effective uses of the AM radio based network. To date, the Company has limited evidence with which to evaluate the market reaction to its service in the commercial sector because there has been no commercial experience. There can be no assurance that the Company s services will achieve market acceptance.

Limited Marketing Experience. The Company will be required to develop a marketing and sales network that will effectively demonstrate the advantages of its commercial offerings over competing options. The Company s marketing experience with its new commercial products is limited, and the Company has not identified a customer for a commercially feasible application. The Company currently performs all its marketing through its own employees and through MBC. There can be no assurance that the Company will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, or that it will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms.

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

Rapid Technological Change; Potential Infringement.  The market for the
Company s products and planned products is characterized by rapid changes in technology including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on the Company s business. The Company s future success will depend in part on its ability to continually enhance its current technology and to develop or acquire new ideas that address the needs of potential users. There can be no assurance that the Company will be successful in developing new products or procedures that respond to technological changes. There can be no assurance that research and development by competitors will not render the Company's technology obsolete or uncompetitive. In addition, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against the Company. While the Company is not aware of any such claims, no infringement studies have been conducted on behalf of the Company.

Competition. High technology applications such as those being developed by the Company often require large investments of both money and talent. Many large entities with greater financial, technical and human resources than the Company are currently investing heavily in products and services that compete directly with the Company s contemplated services and underlying products. There is no assurance that the Company s offerings can be successfully marketed against such competition. In addition being first in the market with new high technology is a critical factor in a company s success in the market. There is no assurance that the Company will be able to introduce new offerings to the market before any of its competitors. As the markets in which the Company competes mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect the Company s results of operations.

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

Item 2.  Properties
-------------------

The Company owns no real property. The Company is currently leasing office space in Princeton, New Jersey.

Item 3.  Legal Proceedings
---------------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not Applicable

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

                                               Bid
                                        High          Low
1999

  First Quarter                     $ .2188        $ .05
  Second Quarter                      .19            .13
  Third Quarter                       .15            .07
  Fourth Quarter                      .21            .05

1998
  First Quarter                      $ .375         $ .09
  Second Quarter                       .13            .06
  Third Quarter                        .13            .08
  Fourth Quarter                       .13            .05


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

As of March 31, 2000, the Company had 477 holders of record of its Common
Stock.


Item 6.  Selected Financial Data (1)
------------------------------------

                                         YEARS ENDED DECEMBER 31,
                        1999        1998       1997       1996       1995
                      --------------------------------------------------------
INCOME STATEMENT
 Total Revenue       $ 69,563   $ 408,029  $5,097,432  $  859,100  $3,379,897
 Net Income (Loss)  (277,535)    393,839    (604,550)  (1,447,641) (647,673)

 Income (Loss) per
 common share-Basic      (.01)       (.09)      (.05)         (.17)   (.10)
Fully Diluted            (.01)        .03          (.05)        (.17) (.10)

 Weighted average
 number of common
 shares outstanding-
 Basic              28,388,986  14,013,941 12,688,327   8,382,383   7,285,441

BALANCE SHEET
 Current Assets         64,266    364,876     555,430   1,209,944     283,309
 Current Liabilities   476,381    596,610   2,074,391   1,339,601     604,527
 Total Assets          101,850    429,614     676,023   1,497,294     546,995
 Long-Term Liabilities       -          -         716   1,080,052     423,319
 Total Liabilities     556,831    677,060   2,155,557   2,410,652   1,027,846
 Shareholders'
  (Deficiency)        (454,981)  (247,446) (1,479,534)   (913,359)   (480,851)



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

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking
terminology such as  believes,   expects,   may,   will,   should or
anticipates or the negative thereof or other variations thereon or comparable terminology,or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, Year 2000 compliance, products under development, size of markets for products under development and other statements regarding matters that are not historical facts, involve predictions. The Company s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-K. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: changes in business conditions, Year 2000 Compliance of the Company s and other vendors products and related issues, changes in Mikros sales strategy and product development plans, changes in the radio digital data marketplace, competition between Mikros and other companies that may be entering the radio digital data marketplace, competitive pricing pressures, market acceptance of Mikros products under development, and delays in the development of products.

1999 vs. 1998:
-------------

Total revenues in 1999 were approximately $70,000 compared to $408,000 in 1998, a decrease of 82.8%.

In 1999, revenues from research and development were $0 of total revenues compared to $47,000 of total revenues in 1998. Revenues from equipment sales in 1999 were $0 compared to $334,000 in 1998.

Total cost of sales in 1999 was $0 compared to $376,000 in 1998. Contract R&D cost of sales in 1999 was $0 compared to $55,000 in 1998.

General and Administrative expenses were $125,000 in 1999 compared to $341,000 in 1998. Interest expense in 1999 was $0 versus $51,000 in 1998. This decrease is due to the reduction in notes payable resulting from the conversion of debt to common stock and the corresponding interest payments (see "1996 Financing").

The Company incurred a net loss of $278,000 compared to net income of $394,000 in 1998. The loss in 1999 is due to the significant level of research and development costs by the Company.

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


In 1999, the Company had negative cash flow from operations of approximately $161,000 compared to negative cash flow from operations of approximately $554,000 in 1998 and negative cash flow from operations of $185,000 in 1997. There was negative working capital of $412,000 as of December 31, 1999 as compared to negative working capital of $232,000 and $1,519,000 at December 31, 1998 and 1997, respectively.

As of December 31, 1998, the Company could not meet its remaining principal repayment obligations under the 1996 Financing and the 1992-93 Financing. The Company has ceased accruing interest on its notes payable as of May 15, 1998. Management is attempting to finalize the restructuring of its remaining note obligations with one related party and other note holders.

A substantial portion of the Company s costs and expenses is represented by Research and Development costs.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC).The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter.
The royalties for 1999 were $69,563, respectively.

Mikros is presently seeking $5M in financing in order to implement its business plan. There is no guarantee that the Company will be able to obtain the necessary financing or that the application contemplated will be embraced by potential users.

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

Debt Financing
--------------

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

In October 1996, all of the note holders agreed to a deferral of principal payments in exchange for the right to convert outstanding debt to Common Stock of the Company at a rate of one (1) share of stock for $1.00 of debt. The Company determined that the fair value of the conversion feature was inmaterial. Accordingly, no accounting recognition has been given to this modification of terms.

During 1998, the Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. No additional interest accrued after that date. At that time, the Company offered to convert the notes at face value to stock valued at $.06 per share in order to restructure its debt. Most of the investors elected to convert. As a result, 8,504,177 shares of common stock were issued. Three of the note holders (not related parties) chose not to convert notes totalling $105,000. These are included in the notes payable as of December 31, 1998. During 1999, two of the remaining three note holders converted their debt, totalling $70,000, under the 1998 terms.

1992-93 Financing
-----------------

During 1998, the Company paid the investors of the 1992-93 financing all of the interest accrued on their notes payable through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $0.06 per share in order to restructure its debt. There were 4,166,668 shares issued as a result. One of the investors chose not to convert his notes which totaled $72,500. This amount is included in Notes Payable as of December 31, 1998.
The Company ceased accruing interest on the remaining debt as of May 15, 1998.



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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

The current members of the Board of Directors of the Company are as follows:


                                  Served as a       Positions with
Name                    Age       Director Since      the Company

Joseph R. Burns          62             1984           Director

F. Joseph Loeper         55             1997           Director

Thomas C. Lynch          58             1997           Director

Thomas J. Meaney         65             1986           President
                                                       and Director

Wayne E. Meyer           73             1988           Chairman of the
                                                       Board and
                                                       Director

Frederick C. Tecce       64             1996           Director

John B. Torkelsen        54             1985           Director


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

     F. Joseph Loeper has been a Director of the Company since February 1997. He was first elected to the Pennsylvania Senate in 1979 to represent the 26th Senatorial District and continues to serve in this capacity. He currently serves as Majority Leader of the State Senate. Senator Loeper also serves as a member of the Board of Governors of the State System of Higher Education and is a Pennsylvania Commissioner on the Delaware River Port Authority. Senator Loeper serves on the Board of Directors of Sovereign Bank and Nursecare, Inc. He is Vice Chairman of Packard Press.

     Thomas C. Lynch has been a Director of the Company since February 1997. He served as Senior Vice President for Safeguard Scientifics, Inc. since retiring at the rank of Rear Admiral, U.S. Navy in November 1995 and currently is the President and Chief Operating Officer of CompuCom Systems, Inc. Mr. Lynch serves on the Boards of Sanchez Computer Associates, Eastern Technology Council and e-Merge Interactive.

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

     Wayne E. Meyer has been a Director of the Company since April 1988. Chairman of the Board 1990 to 1997, and re-elected as Chairman in February 1999. From 1986 to present he has been the Founder and President of the W.E. Meyer Corporation which engages in consulting and advice to industry, government and academic institutions in matters of system engineering, project management, strategic planning and military and electronic designs.
He enlisted in the U.S. Navy as an Apprentice Seaman in 1943 and retired in 1985 in the rank of Rear Admiral. As a national authority on Ballistic Missile Defense, he serves on numerous boards, groups and panels.

     Frederick C. Tecce has been a Director of the Company since July 1996. Mr. Tecce is of Counsel to Klett Lieber Rooney & Schorling. He is also a Director of NutriSystems.com. In addition, he also serves as Chairman of the Finance Committee of the Pennsylvania Schools Employees Retirement Systems.

     John B. Torkelsen has been a Director of the Company since June 1985 and has served as Secretary of the Corporation from June 1985 until April 25, 1996. Since October 1997, Mr. Torkelsen has been a General Partner of the Acorn Technology Fund, L.P., a venture capital fund specializing in early stage, high technology investing. From 1984 to 1999, he was President of Princeton Venture Research, Inc., an investment banking, consulting and venture capital firm that he founded. Mr. Torkelsen is currently a director of Princeton Video Image, Inc. (NASDAQ, PVII), a developer of video insertion systems for the television broadcast industry.

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

There were two meetings of the Board of Directors in 1999, not including written consents of the Directors. During 1999, each Director attended at least 75% of the aggregate of all meetings of the Board of Directors and meeting of committees on which he served except for Messrs. Burns, Lynch, and Torkelsen.

     The following table identifies the current executive officers of the
Company:


                              Capacities in       In Current
Name                Age       Which Served        Position Since
----------------    ---      -------------        --------------

Thomas J. Meaney    65        President           September 1998
                              and Director

Patricia A. Kapp    33        Secretary and       September 1998
                              Treasurer


Item 11.  Executive Compensation
--------------------------------

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 1997, 1998 and 1999.


                        SUMMARY COMPENSATION TABLE

Name and Principal Position(a)   Year (b)   Annual Compensation (1)
                                              Salary ($)
                                               (c)
Thomas J. Meaney, President      1999           0
                                 1998      35,830
                                 1997     145,466

(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------
Common Stock

     The following table sets forth certain information, as of March 31, 2000 with respect to holdings of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                 Amount and Nature
                                   of Beneficial       Percent
     Name of Beneficial Owner      Ownership(1)        Of Class

(i)  Certain Beneficial Owners:
     Safeguard Scientifics              7,371,000(2)        21.2
      (Delaware) Inc.
     800 The Safeguard Building
     435 Devon Park Drive
     Wayne, PA 19087-1945

     Transitions Two,                    2,137,775(3)        6.9
       Limited Partnership
     920 Hopmeadow Street
     Simsbury, Connecticut 06070

     Princeton Valuation Consultants,     2,920,050(4)       9.6
        L.L.C.
      5 Vaughn Drive
      Princeton, New Jersey 08540

(ii) Nominees:
     Joseph R. Burns                      1,113,081(5)       3.8

     F. Joseph Loeper                      202,000(6)         *

     Thomas C. Lynch                            -             -

     Thomas J. Meaney                     3,700,167(7)      12.4

     Wayne E. Meyer                       3,108,000(8)      10.4

     Frederick C. Tecce                   2,066,668(9)       7.0

     John B. Torkelsen                    2,920,050(10)      9.6

(iii)     All Current Directors and Officers as a Group
      (eight persons)                   13,109,966(5)(6)(7)(8)(9)(10) 41.5

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

(3)  Includes 1,750,275 shares issuable upon conversion of Series B Stock.

(4)  Includes 202,500 shares issuable upon conversion of Convertible Preferred
     Stock     and 695,883 shares issuable upon conversion of Series B Stock.

(5) Includes 14,748 shares issuable upon conversion of Series B Stock and 100,000 shares issuable upon the exercise of warrants.

(6)  Includes 175,000 shares issuable upon the exercise of warrants.

(7) Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 199,500 shares issuable upon conversion of Series B Stock and 275,000 shares issuable upon the exercise of warrants.

(8) Includes 30,000 shares issuable upon conversion of Series B Stock, 100,000 shares issuable upon the exercise of options and 318,750 shares issuable upon the exercise of warrants.

(9)  Includes 100,000 shares issuable upon the exercise of warrants.

(10) Represents shares held of record by Princeton Valuation Consultants, L.L.C.




















Convertible Preferred Stock

     The following table sets forth certain information, as of March 31, 2000, with respect to holdings of the Company's Convertible Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Convertible Preferred Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                Amount and Nature
                                   of Beneficial        Percent
     Name of Beneficial Owner      Ownership(1)         of Class

(I)  Certain Beneficial Owners:

     Princeton Valuation Consultants
        L.L.C.                        202,500            79.4
      5 Vaughn Drive
      Princeton, New Jersey 08540

(ii) Nominees:

     Joseph R. Burns                    --                  --

     F. Joseph Loeper                   --                  --

     Thomas C. Lynch                    --                  --

     Thomas J. Meaney                 50,000                19.6

     Wayne E. Meyer                     --                  --

     Frederick C. Tecce                 --                  --

     John B. Torkelsen              202,500(2)              79.4

(iii)     All Current Directors and Officers as a Group
     (eight  persons)               252,500                 99.0


(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Represents shares held or record by Princeton Valuation Consultants, L.L.C.

Series B Stock

     The following table sets forth certain information, as March 31, 2000, with respect to holdings of the Company's Series B Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series B Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii) all current directors and officers as a group.

                                  Amount and Nature
                                     of Beneficial           Percent
     Name of Beneficial Owner         Ownership(1)           of Class
(I)  Certain Beneficial Owners:
     The Mercantile & General              91,342                 8.1
        Reinsurance Company, PLC
     Moorfields House
     Moorfields
     London EC2Y 9AL

     Transitions Two, Limited Partnership  583,425               51.6
     920 Hopmeadow Street
     Simsbury, Connecticut 06070

     Princeton Valuation Consultants,      231,961               20.5
      L.L.C
     5 Vaughn Drive
     Princeton, New Jersey 08540

(ii) Nominees:

     Joseph R. Burns                        4,916                 *

     F. Joseph Loeper                         --                  --

     Thomas C. Lynch                          --                  --

     Thomas J. Meaney                      66,500                5.9

     Wayne E. Meyer                        10,000                  *

     Frederick C. Tecce                       --                  --

     John B. Torkelsen                    231,961(2)            20.5

(iii)     All Current Directors and Officers as a Group
     (eight persons)                      313,377               27.7

*    Less than 1%
(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Represents shares held of record by Princeton Valuation Consultants, L.L.C.
Series C Stock

     The following table sets forth certain information, as of March 31, 2000, with respect to holdings of the Company's Series C Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series C Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii) all current directors and officers as a group.

                                   Amount and Nature
                                     of Beneficial          Percent
     Name of Beneficial Owner         Ownership(1)           of Class

(I)  Certain Beneficial Owners:

     Transitions Two, Limited Partnership     5,000           100.0
     920 Hopmeadow Street
     Simsbury, Connecticut 06070

     Princeton Valuation Consultants,        19,500(2)         79.6
      L.L.C.
     5 Vaughn Drive
     Princeton, New Jersey 08540

(ii) Nominees:

     Joseph R. Burns                         19,500(2)          79.6

     F. Joseph Loeper                           --                --

     Thomas C. Lynch                            --                --

     Thomas J. Meaney                        19,500(2)          79.6

     Wayne E. Meyer                          19,500(2)          79.6

     Frederick C. Tecce                      19,500(2)          79.6

     John B. Torkelsen                       19,500(3)          79.6


(iii)     All Current Directors and Officers as a Group
     (eight persons)                         97,500(2)          95.1



(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)  Reflects warrants to purchase Series C Stock.

(3) Represents shares held of record by Princeton Valuation Consultants, L.L.C.
Series D Stock

     The following table sets forth certain information, as of March 31, 2000, with respect to holdings of the Company's Series D Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series D Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and
(iii) all current directors and officers as a group.


                                   Amount and Nature
                                      of Beneficial         Percent
     Name of Beneficial Owner         Ownership(1)          of Class

(I)  Certain Beneficial Owners:

     Princeton Valuation Consultants,
      L.L.C.                                 138,000           20.0
     5 Vaughn Drive
     Princeton, New Jersey 08540

(ii) Nominees:

     Joseph R. Burns                         138,000           20.0

     F. Joseph Loeper                          --               --

     Thomas C. Lynch                           --               --

     Thomas J. Meaney                        138,000           20.0

     Wayne E. Meyer                          138,000           20.0

     Frederick C. Tecce                      138,000           20.0

     John B. Torkelsen                       138,000(2)        20.0


(iii)     All Current Directors and Officers as a Group
     (eight persons)                         690,000          100.0


(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Represents shares held of record by Princeton Valuation Consultants, L.L.C.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The Company currently is indebted to Joseph R. Burns, a director of the Company, in the aggregate amount of $72,500. Such debt is evidenced by promissory notes. Interest on the note is paid through May 15, 1998. The Company is no longer accruing interest on the remaining notes.

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

     3.1       Certificate of Incorporation [Exhibit 2(I)]
     3.2       By-laws [Exhibit 2(ii)]
     3.3 Form of Certificate of Amendment to Certificate of Incorporation [Exhibit 2(iii)]
     3.4 Form of Certificate of Amendment of Incorporation with respect to increase of authorized shares [Exhibit iv)]
     4.1 Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12, 1988]
     4.2       Revised form of Series C Preferred Stock Purchase
               Warrant issued to Bishop Capital, L.P. as assigned to the Investors.
     4.3 Form of Series C Preferred Stock Purchase Warrant issued to Unicorn Ventures, Ltd., Renaissance Holdings
               PLC and Gartmore Information and Financial Trust PLC.
               [Exhibit 4.5 to Form 10-K for 1988 filed May 15, 1989]
     4.4 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors. [Exhibit 4.10 to Form 10-K for 1990 filed April 12, 1991]
     4.5 Form of Series C Preferred Stock Purchase Warrant assigned to the Investors [Exhibit 4.11 to Form 10-K for 1990 filed April 12, 1991]
     4.6 Assignment and Sale Agreement dated October 27, 1992 by and among Renaissance Holdings PLC, acting by its Receivers, the Company, and each of the Investors and, as to Section 1.1 thereof only, the Chartfield Group, acting by its Receivers [Exhibit 4.1 to Form 8-K filed
               October 27, 1992]
     4.7       Loan Modification and Intercreditor Agreement dated
               October 27, 1992 by and among the Company and the Investors [Exhibit 4.2 to Form 8-K filed October 27,
               1992]
     4.8       Certificate of Designations of Serial Preferred Stock
               [Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994]
    10.1 Loan Agreement dated April 26, 1988 between the Company and Bishop Capital, L.P. as assigned to the Investors
               [Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2       Security Agreement dated April 26, 1988 between the
               Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.2 to Form 8-K filed September 12,
               1988]
    10.3 Amendment to Loan Agreement and Promissory Note dated as of January 27, 1989 between Bishop Capital, L.P. as assigned to the Investors and the Company. [Exhibit
               10.4 to Form 10-K for 1988 filed May 15, 1989]
    10.4       Investment Agreement dated as of June 30, 1988 between
               Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.6 to Form 8-K filed September 12, 1988]
    10.5 Security Agreement dated June 30, 1988 from the Company to Unicorn Ventures, Ltd. and Unicorn Ventures II, L.P.
               as assigned to the Investors [Exhibit 10.9 to Form 8-K filed September 12, 1988]
    10.6 Registration Agreement dated as of June 30, 1988 between Unicorn Ventures, Ltd., Unicorn Ventures II,
               L.P., as assigned to the Investors and the Company
               [Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7 Consent and Amendment Agreement dated March 31,1989 as assigned to the Investors. [Exhibit 10.10 to Form 10-K for 1988 filed May 15, 1989]
    10.8       1988 Restricted Stock Award Plan. [Exhibit 10.20 to
               Form 10-K for 1988 filed May 15, 1989]
    10.9       Form of Restricted Stock Agreement. [Exhibit 10.21 to
               Form 10-K for 1988 filed May 15, 1989]
    10.10 Incentive Stock Option [Exhibit 10(c)(iii) to Form 10-K for the year ended December 13, 1981]
    10.11      Amended and Restated Stock Option Plan (1988)[Exhibit
               10.27 to Form 10-K for 1989 filed April 3, 1990]
    10.12 Security Agreement dated April 19, 1990 from Mikros to Bishop Capital, L.P. as assigned to the Investors
               [Exhibit 10.35 to Form 10-K for 1990 filed April 12,
               1991]
    10.13 Security Agreement dated April 19, 1990 from Mikros to Renaissance Holdings PLC as assigned to the Investors. [Exhibit 10.36 to Form 10-K for 1990 filed April 12,
               1991]
    10.14      Consent and Amendment Agreement dated as of April 19,
               1990 as assigned to the Investors. [Exhibit 10.37 to Form 10-K for 1990 filed April 12, 1991]
    10.15      Note Modification and Stock Purchase Agreement dated
               December 31, 1993. [Exhibit 10.47 to Form 10-K for
               1993 filed March 30, 1994]
    10.16 Promissory Notes dated December 31, 1993 in the amount of $100,000 to each of the Investors. [Exhibit 10.17 to Form 10-K for 1994 filed March 29, 1995]
    10.17      Common Stock and Warrant Purchase Agreement dated
               November 15, 1996 by and between Mikros Systems
               Corporation and Safeguard Scientifics (Delaware), Inc. [Exhibit 10.1 to Form 8-K filed November 18, 1996]
    10.18 License Agreement dated November 15, 1996 by and between Mikros Systems Corporation and Data Design and Development Corporation. [Exhibit 10.2 to Form 8-K filed November 18, 1996]
    10.19 Technology License Agreement dated November 15, 1996 by and among Data Design and Development Corporation,
               Mikros Systems Corporation and Mobile Broadcasting Corporation. [Exhibit 10.3 to Form 8-K filed November
               18, 1996]
    10.20 Form of Promissory Note together with Schedule of Investors.[Exhibit 10.23 to Form 10-K filed February 28, 1997]
    10.21      Form of 1996 Warrant with Schedule of Warrants.
               [Exhibit 10.24 to Form 10-K filed February 28,1997]
    10.22 Registration Statement of shares included in the Incentive Stock Option Plan (1981)and the 1992
               Incentive Stock Option Plan [Form S-8/S-3 filed April 25,1997]
    10.23 Contract to sell defense contracts to General Atronics Corporation dated April 10, 1998 [Exhibit 10.25 to Form 10-K filed November 13, 1998]
    10.24 Non-Compete agreement with General Atronics Corporation dated April 10,1998 [Exhibit 10.26 to Form 10-K filed November 13, 1998]
    10.25 Lease agreement with the Daily Plan It for office space dated July 29, 1998 [Exhibit 10.23 to Form 10-K filed February 28, 1997]
(b)  Reports on Form 8-K
     The Company filed a current Report on Form 8-K with the Securities and Exchange Commission on March 15, 2000.
(c)  See (a) 3 above
(d)  Financial Statement Schedules

The following financial statements are incorporated herein:

Independent Auditors' Reports
Balance Sheets at December 31, 1998 and 1999
Statements of Operations for the years ended December 31, 1997, 1998 and 1999 Statements of Shareholders' Deficiency for the years ended December 31, 1997, 1998 and 1999
Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 Notes to Financial Statements



                              SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated: April  14, 2000
                          By: /s/
                          --------------------------------
                          Thomas J. Meaney, President,


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


Signatures                                   Date


/s/
------------------------------               April 14, 2000
Wayne E. Meyer, Chairman

/s/                                          April 14, 2000
------------------------------
Joseph R. Burns, Director

/s/                                          April 14, 2000
------------------------------
F. Joseph Loeper, Director

/s/                                          April 14, 2000
------------------------------
Thomas C. Lynch, Director

/s/
------------------------------               April 14, 2000
Thomas J. Meaney, Director

/s/                                          April 14, 2000
------------------------------
Frederick C. Tecce, Director

/s/                                          April 14, 2000
------------------------------
John B. Torkelsen, Director


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
                             (609) 243-9700
                           FAX (609) 243-9799

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheet of Mikros Systems Corporation (the "Company") as of December 31, 1998, and the related statements of operations, shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation, as of December 31, 1998 and the results of its operations, shareholders' deficiency and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred an operating loss before extraordinary items of $1,223,890 and $604,550 for the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998, current liabilities exceed current assets by $231,734 and total liabilities exceed total assets by $247,446. These factors, and others discussed in Note B raise substantial doubt about the Company s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Druker Rahl & Fein
Princeton, New Jersey
March 5, 1999

                        Lipman Selzick & Witkowski
                             Raritan Plaza III
                           101 Fieldcrest Avenue
                           Post Office Box 6204
                       Edison, New Jersey 08818-6204
                              (732) 225-8888
                             FAX (732) 225-5326

                       Independent Auditors' Report

To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheet of Mikros Systems Corporation as of December 31, 1999, and the related statements of operations, changes in shareholders' deficiency and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Mikros Systems Corporation as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A Professional Corporation
Lipman Selznick & Witkowski
Edison, New Jersey
April 7, 2000

            MIKROS SYSTEMS CORPORATION
                              BALANCE SHEETS

                                             DECEMBER 31,
         ASSETS                           1999         1998
------------------------------       ------------  ------------

CURRENT ASSETS
  Cash                                $   33,766   $  100,983

  Accounts Receivable, net
   of allowances                          30,000       22,023

  Prepaid Expenses                               -    234,722

  Other Current Assets                       500        7,148
                                     ------------  ------------
TOTAL CURRENT ASSETS                      64,266      364,876
                                     ------------  ------------

  Equipment                               71,170       71,170

  Less: Accumulated Depreciation          61,080       36,080
                                     ------------  ------------

                                          10,090       35,090

OTHER ASSETS:
  Patent Costs, Net                       27,494       29,648

                                     ------------  ------------
TOTAL ASSETS                         $   101,850   $  429,614
                                     ============  ============

                     See Notes to Financial Statements

                        MIKROS SYSTEMS CORPORATION
                           BALANCE SHEETS (continued)


         LIABILITIES AND                                   DECEMBER 31,
 SHAREHOLDERS'  DEFICIENCY                              1999         1998
----------------------------------                  -----------  ------------
CURRENT LIABILITIES
  Accounts Payable                                  $   52,558    $   69,173
  Notes Payable
     Related Parties                                    72,500        72,500
     Other                                              35,000       105,000
  Obligations under Capital Leases                           -        26,063
  Accrued Payroll and Payroll Taxes                     25,240        25,932
  Accrued Expenses                                     164,990        48,220
  Advances from related party                          111,093             -
  Deferred Contract credits                                  -       234,722
  Unliquidated Progress Payments and
   Other Customer Advances                              15,000        15,000
                                                   ------------  ------------
TOTAL CURRENT LIABILITIES                              476,381       596,610

                                                   ------------  ------------
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
par value $.01 per share, authorized 150,000
shares, issued and outstanding 5,000 shares
in 1999 and 1998                                        80,450        80,450
                                                   ------------  ------------
SHAREHOLDERS' DEFICIENCY

  Preferred Stock, convertible, par value $.01
  per share, authorized 2,000,000 shares, issued
  and outstanding 255,000 shares in 1999 and
  1998                                                   2,550         2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 1999 and 1998     11,316        11,316

  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding
  in 1999 and 1998                                       6,900         6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 28,588,963 shares in 1999 and
  27,422,296 in 1998                                   285,890       274,223

  Capital in Excess of Par                          11,005,252    10,946,919

  Accumulated Deficit                              (11,766,889)  (11,489,354)
                                                   ------------  ------------
TOTAL SHAREHOLDERS' DEFICIENCY                       ( 454,981)   (  247,446)
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY    $    101,850   $   429,614
                                                   ============  ============

                     See Notes to Financial Statements






                         MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS

                                       For the Year Ended December 31,
                                        1999          1998         1997
                                    ------------   ----------   ----------
Revenues:
 Equipment Sales                     $         -   $  333,592  $ 3,240,980
 Contract Research and Development             -       46,874    1,856,452
 Royalties                                 69,563      27,563         -
                                     ------------  -----------  -----------
Total Revenues                             69,563     408,029    5,097,432
                                     ------------  -----------  -----------
Cost of Sales:
  Equipment Sales                              -      321,787    2,264,782
  Contract Research and Development            -       54,615    1,336,223
                                    ------------  -----------  -----------
Total Cost of Sales                            -      376,402    3,601,005
                                    ------------  -----------  -----------
Gross Margin                              69,563       31,627    1,496,427
                                    ------------  -----------  -----------
Expenses:
  Research and Development               230,946      863,825      878,095
  General and Administrative             125,045      340,959    1,088,172
  Interest                                     -       50,733      134,710
                                    ------------  -----------  -----------
Total Operating Expenses                 355,991    1,255,517    2,100,977
                                    ------------  -----------  -----------
Net Loss before Extraordinary Items     (286,428)  (1,223,890)    (604,550)
                                    ------------  -----------  -----------
Extraordinary Items:
Gain on Sale of Government Contracts           -    1,299,814            -
Gain on Settlement of Accounts
  Payable Obligations                      8,893      317,915            -
                                    ------------  -----------  -----------
Total Extraordinary Items                  8,893    1,617,729            -
                                    ------------  -----------  -----------
Net Income (Loss)                    $  (277,535)  $  393,839  $  (604,550)
                                    ============  ===========  ============

Basic Loss per share                 $     (0.01)  $    (0.09) $     (0.05)

Basic Income per share-Extraordinary
  Items                                        -         0.12            -
                                    ------------  ------------- ------------
Basic Income (Loss) per share        $     (0.01)  $     0.03  $     (0.05)
                                    ============  ============= ============
Weighted Average Number of Shares
 Outstanding                          28,388,986   14,013,941   12,688,327
                                    ============  ============= ============

See Notes to Financial Statements

                        MIKROS SYSTEMS CORPORATION
                  STATEMENTS OF SHAREHOLDERS' DEFICIENCY


                     Preferred Stock    Preferred Stock B  Preferred Stock D
                      $0.01 Par Value    $0.01 Par Value     $0.01 Par Value
                     ---------------------------------------------------------
                          Number      Par     Number     Par     Number     Par
                         of shares   Value   of shares  Value   of shares  Value
                      ----------------------------------------------------------
Balance-December 31, 19961,005,000  $ 10,050  1,131,663 $11,316 690,000  $ 6,900

Year Ended December 31, 1997:
Issuance of Common Stock
Conversion of Preferred Stock(750,000)(7,500)
Net Loss
                        ----------- --------- ---------- -------  -------- -----
Balance-December 31, 1997 255,000    2,550    1,131,663  11,316   690,000  6,900

Year Ended December 31, 1998:
Issuance of Common Stock
Conversion of Secured Debt
Net Loss
                        ----------  --------  --------- -------   --------- ----
Balance-December 31, 1998 255,000    $2,550   1,131,663  11,316   690,000  6,900

Year Ended December 31, 1999:
Conversion of Secured Debt
Net Loss
                      ----------  --------  --------- -------   ---------  -----
Balance-December 31, 1999 255,000  $ 2,550  1,131,663  $11,316   690,000  $6,900
                      ==========  ========  ========= =======   ========= ======


                                                  Capital in
                               Common Stock       excess of     Accumulated
                              $0.01 Par Value     Par Value       Deficit
                            ------------------------------------------------
                               Number      Par
                              of shares   Value
                            -----------------------
Balance-December 31, 1996     11,846,952  $118,470  $10,218,548   $(11,278,643)

Year ended December 31, 1997:
Issuance of Common Stock         854,500     8,545       29,830
Conversion of Preferred Stock    750,000     7,500
Net Loss                                                               (604,550)
                               ----------   -------   ----------    ------------
Balance-December 31, 1997    13,451,452   134,515    10,248,378    (11,883,193)

Year Ended December 31, 1998:
Issuance of Common Stock          800,000     8,000       40,000
Conversion of Secured Debt     13,170,844   131,708      658,541
Net Income                                                            393,839
                               ----------  --------  -----------   ------------
Balance-December 31, 1998     27,422,296   274,223   10,946,919    (11,489,354)

Year Ended December 31, 1999:
Conversion of Secured Debt      1,166,667    11,667       58,333
Net Loss                                                             (277,535)
                               ----------  --------  -----------   ------------
Balance-December 31, 1999      28,588,963  $285,890 $ 11,005,252  $(11,766,889)
                               ==========  ========  ===========  =============
                                  See Notes to Financial Statements









                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS

                                                 For the Year Ended December 31,
                                                1999           1998       1997
                                             ----------      -----------  -----
Cash Flow From Operating Activities:
  Net Income (Loss)                          $  (277,535) $ 393,839  $ (604,550)
 Adjustments to reconcile Net Income (Loss)
 to Net Cash  Provided (Used) by
 Operating Activities:
   Gain from Sale of Defense Contracts,
   net of Engineering  Credit
      and Equipment sold                               -   (578,413)       -
  Settlement of Accounts Payable                  (8,893)  (317,915)       -
  Depreciation and Amortization                    8,154     26,421    86,050
  Asset Impairment                                19,000          -   107,489
  Common Stock Grant to Related Parties                -     48,000        -
  Loss from Fixed Asset Disposition                    -          -    36,482
Net Changes in Operating Assets and Liabilities
  Accounts Receivable                             (7,977)   432,961   185,140
  Unbilled Receivables                                 -      3,837    48,775
  Inventories                                          -      5,293   873,305
  Other Current Assets                             6,648      2,411     6,947
  Other Assets                                         -        425       778
  Accounts Payable                               (16,615)  (298,050)  177,890
  Accrued Payroll and Payroll Taxes                 (692)    (9,459)  (15,531)
  Unliquidated Progress Billings and
    Other Customer Advances                            -   (107,849)(1,110,028)
  Other Liabilities and Accrued Expenses         116,770   (155,554)    22,558
                                              -----------  --------- -----------
 Net Cash Used in Operating Activities          (161,140)   (554,053) (184,695)
                                              -----------  --------- -----------
Cash Flows Provided (Used) By Investing Activities:
   Sale of Government Contracts                        -     600,000         -
   Proceeds from Sale of Equipment                     -       3,585         -
   Equipment Purchases                                 -           -   (107,818)
                                              -----------  ---------- ----------
Net Cash Provided by (used in) investing
  Activities                                           -     603,585   (107,818)
                                              -----------  ---------- ----------
Cash Flows Provided from Financing Activities:
  Advances from Related Parties                  111,093           -         -
  Proceeds from Exercise of Options and Warrants       -           -     38,375
  Repayment of Debt and Capital Leases           (17,170)    (34,141)   (55,390)
                                              -----------  ---------- ----------
   Net Cash Provided by (used in)
    financing activities                          93,923     (34,141)   (17,015)
                                              -----------  ----------  ---------

Net Increase (Decrease) in Cash                  (67,217)     15,391  (309,528)
Cash, Beginning of Year                          100,983      85,592   395,120
                                              -----------  ---------- ----------
Cash, end of year                            $    33,766    $100,983  $ 85,592
                                             ============ ========== ===========
Supplemental disclosure of cash flow
 information:
Cash paid during the year for interest       $         -   $ 82,915 $105,770
Supplemental disclosure of non-cash activities:
  Acquisition of Equipment through
  Capital Lease Obligations                  $         -   $     -  $   11,449
  Credit for Engineering Services from
    Sale of Government Contracts             $         -   $ 1,000,000   $  -
  Engineering Services Utilized              $  (234,722)  $  (765,278)  $  -
  Stock Issued from Conversion of Notes
    Payable                                  $    70,000   $   790,250   $  -
  Stock issued in Settlement of Accounts
    Payable Obligations                      $         -   $       - $27,255
                                             ===========   =============  ======
                     See Notes to Financial Statements
                           MIKROS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


A. THE COMPANY
--------------

Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center for the military defense industry. The Company was incorporated under the laws of the State of Delaware in 1978 and acquired all rights of General Electric Venture Capital Corp., a subsidiary of General Electric Company, to certain microcomputer technology. The Company's headquarters are located at 707 Alexander Road, Suite 208, Princeton, New Jersey; telephone (609)987-1513.

Initially, the Company supplied technology for military applications. The knowledge base and proprietary technology developed was recognized as applicable to the rapidly expanding wireless business in the commercial sector. The rigorous radio transmission environment as well as the challenges of underwater signal processing required the Company's employees to invent new methods to optimize the bandwidth for a higher data throughput.

In 1995, the Company's Board of Directors decided the Company should also pursue commercial contracts which would employ these advanced techniques to enhance the data transmission rates in the AM and FM radio spectrum. Since the Company had limited resources, it was decided to pursue the AM technology.

In 1996, Safeguard Scientifics (Delaware), Inc., (Safeguard) invested $1,000,000 in the Company in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Initially, Safeguard invested $1,000,000 in MBC for 75% ownership and the Company owned the remaining 25%. The Company's share in MBC was subsequently increased to 50%, as a result of the Company's investment in the development of this technology.

Data Design and Development Corporation (3D) was founded in 1996 as a part of the Company's agreement with Safeguard Scientific agreement and retains ownership of the AM and FM technology. 3D has licensed the FM technology rights in North America to the Company and the AM technology rights in North America to MBC. The Company owns 1/3 of 3D, certain shareholders of the Company own another 1/3, and Safeguard owns the remaining 1/3.

As a result, the Company's Board of Directors determined that it would be in the best interest of the shareholders to sell the government contracts and use the proceeds to focus exclusively on the commercial contracts, particularly the AM radio data casting

The Company entered negotiations in late 1997 for the sale of the military contracts with prospective purchasers. The resulting transaction was concluded in 1998 and included a $600,000 cash payment and a 2% royalty to be paid to the Company over four years on all data terminal set sales. In addition, the purchaser was obligated to supply $1,000,000 in engineering services to the Company which will continue to be expended on the AM data program in cooperation with MBC. The Company was provided with engineering services by the purchaser pursuant to the agreement which aggregated $234,722 and $765,278 for the years ended December 31, 1999 and 1998, respectively.

B.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

     Basis of Presentation
     ---------------------

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1999, its current liabilities exceed its current assets by $412,115. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. These financial statements do not include any adjustments that would be required if the Company were unable to continue as a going concern.

     In order to continue as a going concern, the Company will need to incur substantial expenditures to develop and market its commercial wireless communications business.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to obtain financing and/or equity to support further development for its commercial wireless business and continuing operations. Management believes that actions presently being taken to revise the Company s operating and financial requirements provide the opportunity to continue as a going concern.


     Equipment
     ---------

     Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives which range from 2 to 5 years. Depreciation expense amounted to $6,000, $84,872, and $71,552 for years ended 1999, 1998 and 1997, respectively.

     Certain property and equipment were deemed to be impaired and were written down to their fair value. An impairment loss which was charged to general and administrative amounted to $19,000 in 1999 and cost of sales was charged $107,489 in 1997.

    Accounts Receivables
     --------------------

     In 1999 and 1998, accounts receivable is presented net of an allowance for uncollectible accounts in the amount of $50,000 and $140,311, respectively.

     Earnings per Common Share
     -------------------------

     The Company adopted FAS #128, earnings per share, and in accordance with this provision has restated all prior periods. Basic earnings per common share is computed using the weighted average number of shares outstanding. The number of common shares that would be issued from the exercise of stock options and warrants, and the conversion of convertible preferred stock would be anti-dilutive.

     Revenue Recognition
     -------------------

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

     Royalty revenues are recorded when shipments are completed and reported to the Company.


     Patents
     -------

     Patent costs are amortized over a 17-year life. Amortization expense amounted to $2,154 for 1999, $1,584 for 1998 and $1,178 for 1997.


     Warranty Costs
     --------------

     The Company expects warranty costs to be minimal.


     Use of Estimates
     ----------------

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

     Cash
     ----

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Unliquidated Progress Payments and Other Customer Advances
     ----------------------------------------------------------

     Unliquidated progress payments at December 31, 1999 and 1998 represented partial billings to customers of costs incurred on contracts for future deliveries. Other customer advances represent payments received from customers prior to costs being incurred on certain contracts.

C.   FINANCING TRANSACTIONS
---------------------------

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

In October 1996, all of the note holders agreed to a deferral of principal payments in exchange for the right to convert outstanding debt to Common Stock of the Company at a rate of one (1) share of stock for $1.00 of debt. The Company determined that the fair value of the conversion feature was inmaterial. Accordingly, no accounting recognition has been given to this modification of terms.

During 1998, the Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. No additional interest accrued after that date. At that time, it offered to convert the notes at face value to stock valued at $.06 per share in order to restructure its debt. Most of the investors elected to convert. As a result, 8,504,177 shares of common stock were issued. Three of the note holders (not related parties) chose not to convert notes totaling $105,000. These are included in the notes payable as of December 31, 1998. During 1999, two of the remaining three note holders converted their debt, totalling $70,000, under the 1998 terms.

Safeguard Scientifics (Delaware) Inc. (SSI)
-------------------------------------------

On November 15, 1996, the Company, all of its secured creditors and Safeguard entered into an agreement. Under the agreement Safeguard paid $1,000,000 to the Company. Safeguard received: 1) 1,912,000 shares of Common Stock of the Company; 2) a warrant to purchase 2,388,000 shares of Common Stock at $0.65 per share; 3) a warrant to purchase 3,071,000 shares at $0.78 per share; 4) a 75% interest in an exclusive, royalty-free, perpetual license of the AM technology in the United States, Canada and Mexico (through Safeguard's ownership in MBC); and 5) a 1/3 interest in the FM and AM technology (through Safeguard's ownership in 3D). This transaction is more fully described below.

Two (2) new companies were formed, Data Design and Development Corporation (3D) and Mobile Broadcasting Corporation (MBC). The Company received one-third of 3D in exchange for certain of its AM and FM technology. Safeguard received one-third of 3D in exchange for a commitment to invest up to $1,000,000 in MBC. The secured creditors received one-third of 3D and released their security interest in the technology transferred. The Company received 25% of MBC for $50. Safeguard received 75% of MBC for $200,000.

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

The Company is unable to assign fair values to these transactions. No amount of cash consideration was considered attributable to a sale of the AM or FM technology or to the license thereto. No gain was recognized on the transfer of the technology. The entire amount of the cash consideration received from Safeguard was recorded as a sale of Common Stock.

In connection with the sale of the Common Stock and the Warrants, the Company granted to Safeguard certain piggyback and demand registration rights with respect to the Common Stock and the Common Stock underlying the Warrants. In addition, the Company granted to Safeguard a right of first refusal pursuant to which, subject to certain conditions, in the event the Company issues, sells or exchanges any securities, it must first offer such securities to Safeguard and such offer must remain open and irrevocable for 30 days. Such right of first refusal may only be waived in writing and terminates at such time as Safeguard owns less than 10% of the Common Stock.

Pursuant to the Purchase Agreement, as long as Safeguard owns 1% or more of the Company's outstanding equity securities, on a fully-diluted basis, the Company is obligated to, among other things:(i) permit Safeguard to inspect the operations and business of the Company; and (ii) fix and maintain the number of Directors on the Board of Directors at eight members. In addition, the Purchase Agreement also provides that as long as Safeguard owns such 1%, the Company is subject to certain negative covenants, including, among other things, restrictions on: (i) transactions with affiliates of the Company; (ii) certain indebtedness; and (iii) amendments to the Company's Certificate of Incorporation and Bylaws.

1992-93 Financing
-----------------

During 1998, the Company paid the investors of the 1992-93 financing all of the interest accrued on their notes payable through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $0.06 per share in order to restructure its debt. There were 4,166,668 shares issued as a result. One of the investors chose not to convert his notes which totaled $72,500. This amount is included in Notes Payable. The Company ceased accruing interest on the remaining debt as of May 15, 1998.

D.   DIVIDENDS
--------------
As of December 31, 1999 and 1998, there were dividends in arrears on shares of Series D Preferred Stock of $414,000 ($.10 per share) and $345,000, respectively.



E. NOTES PAYABLE
----------------                           As of December 31,
                                         1999                1998
                                      ---------           ---------

Related Parties                       $  72,500          $    72,500
Others                                   35,000              105,000
                                      ---------           ----------
Total Notes Payable                   $ 107,500          $   177,500
                                      ---------           ----------

Concurrent with the conversion proposal cited in Note C, on May 15, 1998, the Company ceased accrual and payment of interest on remaining notes payable.


F.   REVENUES
-------------

Revenues from two federal government agencies amounted to 74.7% of total revenues in 1998, as compared to 63% in 1997. Revenues from commercial customers including a related party were 18.6% of total revenues in 1998. This compares to 34.1% in 1997 of revenues from two commercial customers. Revenues from a related party amounted to 7.1% of total revenues in 1998 and 24% of total revenues in 1997.

Royalty revenues from one customer amounted to 100% of total revenues in 1999, as compared to 6.7% in 1998.


G.  INCOME TAXES
----------------

Income taxes are recorded in accordance with FASB Statement 109 "Accounting for Income Taxes".

The Company paid minimal corporate taxes to the State of New Jersey in 1999, 1998 and 1997. Because of the extent of the net operating loss carryforward, no provisions for federal income taxes were required in the years ending December 31, 1999, 1998 and 1997.

The Income tax provision (benefit) is computed as follows:



                              1999       1998            1997
                            ---------   ---------     ---------
Income taxes:

Net Loss before
 Extraordinary Items      $ (111,016)  $(489,556)    $(241,820)
Extraordinary Items             -        647,097
Valuation Allowance          111,016    (157,541)      241,820
                           ---------   ---------      ---------

Net Provision             $       -   $       -     $       -
                           =========   =========      =========

The differences between the statutory federal income tax rate and the effective rate for the company's income tax rate is as follows:

                               1999         1998       1997
                             --------   ----------    ----------

Federal statutory rate         34.0%     34.0%       34.0%

State Income taxes, net of
 federal income tax benefit       -       4.6%          -

Increase in Valuation
 Allowance                    (34.0)    (38.6)      (34.0)
                            ---------  ----------  ----------

Effective tax rate              0.0%      0.0%        0.0%
                            =========  ==========  ==========



The deferred tax asset and deferred tax liability consist of the following:

                               1999         1998         1997
                             ---------    ---------    ---------
Deferred tax asset:
Income Taxes:

  Carry Forward            $ 2,635,476  $  2,524,460 $  2,757,989
  Valuation Allowance      ( 2,635,476)  ( 2,524,460) ( 2,757,989)
                            ----------   -----------   ----------
Net deferred tax asset     $         -  $          - $          -
                            ==========   ===========  ===========
Deferred tax liability     $         -  $          - $          -
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

Total available Net Operating Loss Carry Forwards are reflected in the following schedule:

                         YEAR         AVAILABLE FOR         AVAILABLE FOR
                         OF             FEDERAL                STATE
                         EXPIRATION   TAX PURPOSES          TAX PURPOSES

                         2000           $1,143,000            $        -
                         2001            1,441,000                     -
                         2002              923,000               227,000
                         2003              606,000             1,421,000
                         2004              147,000               340,000
                         2005               81,000               227,000
                         2010              602,000                     -
                         2011            1,422,000                     -
                         2012              339,000                     -
                         2013              277,000                     -
                                         -----------           ----------
                                        $6,981,000            $2,265,000
                                        -----------           ----------

H.   OBLIGATIONS UNDER CAPITAL LEASES
-------------------------------------

The Company is the lessee of equipment under capital leases which were to expire in 1998. This equipment was recorded on the books at the present value of the minimum lease payments. The Company was in arrears with one leaseholder on a capital lease which includes four pieces of equipment. The total amount in arrears was approximately $26,000 and was included in leases payable on the balance sheet. The leaseholder commenced litigation and in 1999 the Company settled its lawsuit with the leasing company. The Company agreed to a settlement of approximately $17,100 and the lessor forgave the remaining balance.


I.   RELATED PARTY TRANSACTIONS
-------------------------------

The Company retained the services of a member of its board of directors to provide engineering and management consulting services to the Company. No payments were remitted in 1999 or 1998. In 1997, the Company paid $1,000 for these services. In addition, the Company paid $1,400 to the director for office and expenses.

The Company retained the services of another member of its Board of Directors to provide operations management and technical consulting services until his death in 1997. In 1997, he received $5,000 for services.

As of December 31, 1999 and 1998, accounts payable owed to these two related parties amounted to $19,573.

In 1998, another director provided consulting services and was paid $10,000 during the year.

In 1998, another director provided services and was compensated with 600,000 shares of common stock valued at $36,000.

In addition, the Company retained the services of a management consultant in 1998. The consultant, who is a lawyer, was compensated as follows:(i) a grant of 200,000 shares of common stock valued at $12,000 and(ii) cash payments of $1,500 per quarter to his affiliated law firm. As of December 31, 1999 and 1998, respectively, there was no balance due. Total cash payments to the law firm were $5,465 and $4,531 for 1999 and 1998, respectively.

In 1998 and 1997, the Company had revenues of $29,755, $1,223,305, respectively from Mobile Broadcasting Corporation (MBC), 25% of whose outstanding capital stock was owned by the Company as of December 31, 1996. In 1997, the Company's share was diluted to 18%. In 1998, the Company s share grew to 50% as a result of the Company s investment arising from the use of its engineering credit with the purchaser of its defense contracts. Since there is no market for MBC s common stock, and MBC has incurred a net loss in each of the years ended December 31, 1999, 1998 and 1997, no asset has been recorded. As of December 31, 1998, there were no accounts receivable from MBC. In addition, during 1999 MBC advanced the Company $111,093 for working capital purposes.

Certain directors and officers participated in the "1996 Financing" (see Note C). As a result, the Company issued a total of $131,250 in promissory notes payable to those directors and officers.

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

J.  MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
----------------------------------------------------

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


K. SERIES B CONVERTIBLE PREFERRED STOCK
---------------------------------------

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

M.  STOCK OPTIONS AND WARRANTS
-------------------------------

In 1992, the Company adopted the Incentive Stock Option Plan. The stock option plan, as amended provides for ten-year options to purchase up to 2,000,000 shares of Common Stock at a price equal to the market price of the shares on date of grant, exercisable at the cumulative rate of 25% per annum.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies APB Opinion 25 and related interpretations in accounting for its various stock option plans. There was no compensation cost for the three years ended December 31, 1999. Had compensation cost been recognized consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been changed to the pro forma amounts as follows:

                                   1999           1998           1997
                               -----------    -----------    -----------
Net Income (Loss):
               As Reported      $ (277,535)     $ 393,839      $ (604,550)
                                ==========     ===========   =============
               Proforma         $ (277,535)     $ 393,839      $ (667,000)
                                ==========     ===========   =============
Basic earnings (loss) per share:

               As Reported      $    (0.01)     $    0.03      $    (0.05)
                                ==========    ===========   =============
               Proforma         $    (0.01)     $    0.03      $    (0.05)
                                ==========    ===========   =============

The fair value of the Company's stock options used to compute proforma net income (loss) and net income (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:


     ASSUMPTION                 1999              1998             1997
                            -----------       ----------        ---------
     Dividend yield                0%              0%                0%
     Risk free interest rate    6.48%           6.48%             6.48%
     Expected life              5 years         5 years           5 years
     Expected volatility         235%            235%              235%

The per share weighted-average value of stock options issued by the Company during 1998, 1996 and 1995 were $.06, $0.0625 and $0.1875 on the date of grant.
Accordingly, the stock option values presented herein are not necessarily indicative of amounts that could be realized in a current market exchange.

Proforma net income (loss) reflects only options granted in 1996 and 1995. Options which were granted in 1997 were subsequently forfeited. In addition, 42.3% of all outstanding options as of December 31, 1998 were forfeited in 1999. Therefore, the full impact of calculating compensation cost for stock options issued in 1997 under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is not material. Compensation cost for options granted prior to January 1, 1995 is not considered.

Option activity under the Company's Plan is summarized below:


                               Weighted        Weighted        Weighted
                               Average         Average          Average
                               Exercise         Exercise        Exercise
Common Stock Options: 1999     Price     1998   Price   1997      Price
                    ---------------------------------------------------------
Options outstanding 360,000 $0.1276 1,120,000 $ 0.1504 1,112,500 $ 0.0605
  beginning of year
Granted                   -  0.0000   200,000   0.0600   250,000   0.1875
Exercised                 -  0.0000         -   0.0000  (135,000)  0.0625
Cancelled          (110,000)(0.0858) (960,000)  0.3046  (107,500)  0.0529
                   -----------------------------------------------------------
Options outstanding,250,000$(0.1240)  360,000 $ 0.1385 1,120,000 $ 0.2879
  end of year      ===========================================================
Options exercised,        - $    -    157,500 $ 0.1276   410,000 $ 0.1504
 end of year       ===========================================================

The following summarizes information about the Company's stock options outstanding at December 31, 1999:

                               Options Outstanding     Options Exercisable
           ------------------------------------------ -------------------------
Range of   Number      Weighted Avg.    Weighted      Number        Weighted
Exercise   Outstanding   Remaining     Avg. Exercise Exercisable   Avg. Exercise
Prices     at 12/31/99 Contractual Life    Price      as 12/31/99      Price
--------   ----------- ---------------- ------------- ------------  ------------
$0.0625     100,000      2.9 years       $0.0625                    $0.0625
$0.1875      20,000      5.3 years       $0.1875                    $0.1875
$0.50        30,000      6.5 years       $0.50                      $0.50
$0.06       100,000      8.4 years       $0.06                      $0.06

                                As of December 31,
Common Stock Warrants:         1999         1998          1997
                              -------      -------       -------
Warrants Outstanding at
 beginning of year          6,800,666     6,600,666     7,138,166
Granted                             -       200,000       175,000
Exercised                           -             -      (712,500)
Expired or Terminated         (41,666)            -             -
                            ----------    ---------     ---------
Warrants outstanding and
 exercisable, end of year   6,759,000     6,800,666     6,600,666
                            ==========    =========     =========

Exercise price per warrant   $0.001,        $0.001,       $0.001,
                             $0.01,         $0.01,        $0.01,
                             $0.06,         $0.06,        $0.06,
                             $0.10, &       $0.10, &      $0.10, &
                             $0.26          $0.26         $0.26

                                    As of December 31,
Series C Preferred
Stock Warrants               1999          1998          1997
                           -------       -------       -------
Warrants Outstanding and
 exercisable at, beginning
  of year                    97,500        97,500       97,500
Granted                          -             -             -
Exercised                        -             -             -
Expired or Terminated            -             -             -
                           -------       --------      --------
Warrants outstanding and
 exercisable, end of year   97,500        97,500        97,500
                           ========      ========      ========

Exercise price per warrant   $1.00         $1.00         $1.00
                           ========      ========      ========

N. EXTRAORDINARY GAIN
----------------------

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

The total net gain on the sale is approximately $1,535,000. Of the total, approximately $1,300,000 was realized in 1998. As of December 31, 1998, the unused credit of $234,722 was deferred. The entire $234,722 was utilized by December 31, 1999.

In 1998, the Company also recognized a gain related to the settlement of accounts payable of approximately $318,000 whereby the Company offered settlement of amounts due at a percentage of face value. The total amount of accounts payable settled was approximately $605,000.

O. COMMON STOCK ISSUANCE
-------------------------

During 1998, the Company reached agreement with note holders to convert notes payable with a face value of $816,500 to approximately 13.2 million shares of Common Stock at a value of $0.06 per share. This conversion is recognized as having occurred in December, 1998 when all conditions necessary for the issuance of the stock had been met. Stock certificate were issued and dated in January, 1999.

In 1998, the Company granted 800,000 shares of common stock to one director and a management consultant as compensation for their services in 1998. The shares were valued at $0.06 per share. The recognition of the issuance is as of the grant date, however, the actual certificates were issued and dated in January, 1999.


P.   PROFIT SHARING PLAN
-------------------------

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

In 1999, the Company notified its present employees as well as former employees who remained in the Plan of its intent to terminate the plan.


Q.   FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------

The carrying amounts reflected in the financial statements for cash, loans and notes payable approximate the respective fair values due to the short maturities of those instruments.

                                    December 31, 1999        December 31, 1998
                                ------------------------  ----------------------
                                Carrying                  Carrying
                                  Amount     Fair Value     Amount  Fair Value
                                ------------------------   ---------------------
Assets
     Cash                      $   33,766    $ 33,766     $ 100,983 $ 100,983
     Unbilled receivables (A)           -                         -
Liabilities
     Notes payable - Current      107,500     107,500       177,500   177,500
     Mandatorily redeemable
      preferred stock (A)          80,450                    80,450


     (A) It is not practicable to estimate the fair value of unbilled receivables, long-term debt and mandatorily redeemable preferred stock because of the inability to estimate fair value without incurring excessive costs.

R.   CONTINGENCY
-----------------

The Company entered into an agreement in 1998 to sell one of its defense contracts to General Atronics Corporation (GAC). The contract was extended to November 1999 and was never novated by the United States Government. The Company does not anticipate any negative impact on its agreement with GAC.

EXHIBIT 27

                          FINANCIAL DATA SCHEDULE


PERIOD-TYPE                                  YEAR

FISCAL-YEAR-END                          DEC-31-1999

PERIOD-END                               DEC-31-1999

CASH                                        $ 33,766
SECURITIES                                         0
RECEIVABLES                                   80,000
ALLOWANCES                                    50,000
INVENTORY                                          0
CURRENT-ASSETS                                64,266
PP&E                                          71,170
DEPRECIATION                                  61,080
TOTAL-ASSETS                                 101,850
CURRENT-LIABILITIES                          476,381
BONDS                                              0
PREFERRED-MANDATORY                           80,450
PREFERRED                                     20,766
COMMON                                       285,890
OTHER-SE                                    (761,637)
TOTAL-LIABILITY-AND-EQUITY                   101,850
SALES                                         69,563
TOTAL-REVENUES                                69,563
CGS                                                0
TOTAL-COSTS                                        0
OTHER-EXPENSES                               355,995
LOSS-PROVISION                                     0
INTEREST-EXPENSE                                   0
LOSS-PRETAX                                 (286,432)
LOSS-TAX                                           0
LOSS-CONTINUING                             (286,432)
DISCONTINUED                                       0
EXTRAORDINARY                                  8,893
CHANGES                                            0
NET-INCOME                                  (277,535)
EPS-BASIC                                       (.01)
EPS-DILUTED                                     (.01)