Form 10QSB
period 2000-03-31
MIKROS SYSTEMS CORP
filed 2000-05-15
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
CONFORMED COPY
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
Commission File No.  2-67918
             Mikros Systems Corporation
 (Exact Name of Small Business Issuer as Specified in Its Charter)
	Delaware			14-1598200
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
707 Alexander Road, Building Two, Suite 208, Princeton,  New Jersey 	08540
(Address of Principal Executive Offices)
		(609) 987-1513
 (Issuer's Telephone Number,
Including Area Code)

(Former Address, If Changed Since Last Report)
Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes:     X     	No:
State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2000:
Class	Number of Shares
Common Stock, Par Value $.01	29,201,463
	Transitional Small Business Disclosure Format (check one):
Yes:    X      	No:


TABLE OF CONTENTS

	Page
PART I	FINANCIAL INFORMATION

Item 1. Financial Statements........................................    3

BALANCE SHEETS
as of  March 31, 2000 (unaudited) and
December  31, 1999 (audited) .........................................	 5

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,  2000 and 1999
(unaudited)..........................................................   7

STATEMENTS OF SHAREHOLDER'S DEFICIENCY
For the Three Months Ended March 31, 2000 (unaudited) and for the year
ended December 31, 1999 (audited)...................................    8

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2000 and 1999
(unaudited)...........................................................	 9

		NOTES TO THE FINANCIAL STATEMENTS (unaudited)......................  10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................    13

		Results of Operations...........................................    14

		Liquidity and Capital Resources.................................    15

PART II	OTHER INFORMATION

	Item 5.	Other Information........................................    17

		Item 6.	Exhibits and Reports on Form 8-K..................	17

 	SIGNATURES......................................................    18





















PART I.  FINANCIAL INFORMATION.
Item 1.	Financial Statements.
Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Mikros Systems Corporation (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following financial statements should be read in conjunction with year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.




























Lipman Selznick & Witkowski
Raritan Plaza III
101 Fieldcrest Avenue
Post Office Box 6204
Edison, New Jersey 08818-6204
732-225-8888

Independent Accountant's Report

Board of Directors
Mikros Systems Corporation
Princeton, New Jersey

We have reviewed the accompanying balance sheet of Mikros Systems Corporation as of March 31, 2000 and the related statements of operations, shareholders' deficiency and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
 Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet as of December 31, 1999 was audited by us and we expressed an unqualified opinion with the explanatory paragraph above related to the going concern issue in our report dated April 7, 2000, however, we have not performed any auditing procedures since that date.

The statements of operations and cash flows for the three month period ended March 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

Lipman Selznick & Witkowski
A Professional Corporation
Edison, New Jersey
May 8, 2000

MIKROS SYSTEMS CORPORATION
BALANCE SHEETS

                                     (UNAUDITED)      (AUDITED)

                                  	    MARCH 31,  		  DECEMBER 31,
 ASSETS                       	          2000       	     1999
---------                              ---------       -----------

CURRENT ASSETS

  Cash                              $  73,341       $  33,766
  Accounts Receivable, net of
       Allowances				                  35,141     		   30,000
  Other Current Assets                  4,558			          500
                                     --------        --------
TOTAL CURRENT ASSETS                  113,040			       64,266
                                     --------        --------

EQUIPMENT				                      	   59,722          71,170
    Less:  Accumulated Depreciation    51,255          61,080
                                     --------        --------
EQUIPMENT, NET				                      8,467          10,090

PATENT COSTS, NET			                   26,964          27,494
                                     --------        --------
TOTAL ASSETS                        $ 148,471      $  101,850
                              						 ========        ========


See Notes to Financial Statements






                     MIKROS SYSTEMS CORPORATION
                            BALANCE SHEETS
                                                  (UNAUDITED)    (AUDITED)
                                                    MARCH 31,    DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY                2000            1999
								                                            ---------    ------------
CURRENT LIABILITIES
  Accounts Payable                                 $   69,347       $ 52,558
  Notes Payable
    Related Parties                                    72,500         72,500
    Other                                              35,000         35,000
  Accrued Payroll and Payroll Taxes                    25,240         25,240
  Accrued Expenses                                      9,996        164,990
  Advances from related party                          97,397        111,093
  Unliquidated Progress Payments and Other
  Customer Advances                                    15,000         15,000
                                                     --------      ---------
TOTAL LIABILITIES                                     324,480        476,381
                                                     --------      ---------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 1999 and 1998                                     80,450         80,450
                			                                   --------      ---------
SHAREHOLDERS' DEFICIENCY

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  in 2000 and 1999                                      2,550          2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares in 2000 and 1999    11,316         11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding in 2000 and 1999                          6,900          6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 29,201,463 in 2000 and
  28,588,963 in 1999                                  292,015        285,890

  Capital in excess of par                         11,232,448     11,005,252
  Accumulated deficit                             (11,801,688)   (11,766,889)
                                                   -----------    -----------
TOTAL SHAREHOLDERS' DEFICIENCY                    (   256,459)   (   454,981)
                                                   -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $  148,471     $  101,850
                                                  ============   ============

                        See Notes to Financial Statements




   MIKROS SYSTEMS CORPORATION
   STATEMENTS OF OPERATIONS
       (UNAUDITED)

                                           Three Months Ended,
                                     March 31, 2000      March 31, 1999
                                     --------------      --------------
Revenues:
  Royalties                          $       6,382       $      5,650
                                       -----------         -----------
Total Revenues                               6,382              5,650

Cost of Sales:
   Contract Research and Development             -              4,500
                                       -----------         -----------
Total Cost of Sales                              -              4,500
                                       -----------         -----------
Gross Margin                                 6,382              1,150
                                       -----------         -----------
Expenses:
 General & Administrative                   45,558             39,936
 Interest                                        -                  -
                                       -----------         -----------
Total Operating Expenses                    45,558             39,936
                                       -----------         -----------
Operating Loss                             (39,176)           (38,786)

Gain from disposition of asset               4,377                  -
                                       -----------         -----------
Operating loss before Extraordinary
   Items                                   (34,799)           (38,786)

Extraordinary Items:

 Gain on the Settlement of Accounts
   Payable Debt                                  -              2,074
                                      ------------         -----------
Net Loss                              $    (34,799)         $ (36,712)
                                      ============         ===========

Basic Loss per share                  $      0.00          $     0.00
Basic Earning per share- Extraordinary
  Items                                      0.00                0.00
                                      ------------         -----------
Basic Loss per share                  $      0.00          $     0.00
                                       ===========          ===========
Weighted average number of
 shares outstanding                    28,667,479          27,590,815
                                      ============         ===========

                              See Notes to Financial Statements










MIKROS SYSTEMS CORPORATION
STATEMENTS OF SHAREHOLDERS' DEFICIENCY
DECEMBER 31, 1999 (AUDITED) AND MARCH 31, 2000 (UNAUDITED)

                      Preferred Stock    Preferred Stock B  Preferred Stock D
                      $0.01 Par Value    $0.01 Par Value    $0.01 Par Value
                     ------------------------------------------------------
                      Number      Par     Number     Par     Number     Par
                     of shares   Value   of shares  Value   of shares  Value
                     -------------------------------------------------------
Balance December 31, 1998 255,000   2,550  1,131,663  11,316   690,000  6,900

Year Ended December 31, 1999:
Conversion of Secured Debt
Net Loss
                          -------   ------ ---------  ------   ------- ------
Balance December 31, 1999 255,000   2,550  1,131,663  11,316   690,000  6,900

Three Months Ended
  March 31, 2000:
Conversion of Debt
Warrants and Options  Exercised
Net Loss
                         --------  ------ ---------  -------  -------   -------
Balance March 31, 2000   255,000  $2,550  1,131,663  $11,316  690,000   $ 6,900
                         ========  ====== =========  =======  =======   =======


                                                  Capital in
                               Common Stock       excess of     Accumulated
                              $0.01 Par Value     Par Value       Deficit
                               --------------------------------------------
                               Number      Par
                               of shares   Value
                               -----------------------

Balance December 31, 1998      27,422,296   274,223   10,946,919   (11,489,354)


Year Ended December 31, 1999:
Conversion of Secured Debt      1,166,667    11,667       58,333
Net Loss                                                              (277,535)
                               ----------   -------   ----------   -----------
Balance December 31, 1999      28,588,963   285,890  11,005,252 (11,766,889)
Three Months Ended
 March 31, 2000:
Conversion of Debt                500,000     5,000      225,946
Warrants snd Options Exercised    112,500     1,125        1,250
Net Loss							                                                       (34,799)
                               ----------   -------   ----------   -----------
Balance March 31, 2000         29,201,463  $292,015  $11,232,448 $(11,801,688)
                               ==========   =======   ==========   ===========


See Notes to Financial Statements


MIKROS SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS
       (UNAUDITED)
                                                The Three Months Ended
                                           March 31, 2000      March 31, 1999
                                           --------------      --------------
Cash Flows Provided (Used) by Operating
 Activities:
  Net Loss                                   $( 34,799)           $ (36,712)
Adjustments to reconcile Net Loss
 to Net Cash Provided (Used) by Operating
 Activities:
  Gain from Disposition of Asset                (4,377)                   -
  Settlement of Accounts Payable                     -               (2,074)
  Depreciation and Amortization                    530                  539
 Asset Impairment                                    -                5,000
Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                          23,438 		             6,790
   Other Current Assets                         (4,058)              (5,467)
 Increase (Decrease) in:
   Accounts Payable                             16,788              (17,967)
   Accrued Payroll and Payroll Taxes                 -                1,176
   Other Liabilities and Accrued Expenses       32,246              (31,703)
                                               --------             --------
 Net Cash Provided (Used) by Operations         29,768              (80,418)

 Cash Flows Provided by Investing Activities
   Sale of Equipment                             6,000                    -
                                               -------             ---------
 Cash Flows Provided (Used) by Financing
 Activities:
   Advance from Related Party                    1,432                    -
   Proceeds from the Exercise of Warrants and
      Options						                              2,375                    -
                                               --------             --------
Net Cash Provided by Financing
 Activities:                                     3,807                    -
                                               --------             --------

Net Increase (Decrease) in Cash                 39,575              (80,418)
Cash at Beginning of Period                     33,766              100,983
                                               --------             --------
Cash at End of Period                        $  73,341           $   20,565
                                              =========             ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the quarter for interest   $       -           $        -

Supplemental disclosure of non-cash
 information:
  Engineering Services Utilized              $       -           $  217,961
  Stock Issued from Conversion of Secured
    Debt                                     $       -           $   70,000
  Stock Issued from Conversion of Non-
    Secured Debt                             $ 230,946           $        -

                           See Notes to Financial Statements






Note 1 - Basis of Presentation:
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 2000.

Interim results are not necessarily indicative of results for the full fiscal year.

Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period.

The Company's financial statements have been prepared assuming that the Company will be able to continue as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 2000 its current liabilities exceed its current assets by $211,440. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. These financial statements do not include any adjustments that would be required if the Company were unable to continue as a going concern.

In order to continue as a going concern, the Company will need to incur substantial expenditures to develop and market its commercial wireless communications business.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to obtain financing and/or equity capital to support further development for its commercial wireless business and continuing operations.
Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity to continue as a going concern.

Note 2 - Stockholders' Equity:

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK

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

SERIES B CONVERTIBLE PREFERRED STOCK

The Series B Preferred Stock, was issued in 1988 in order to satisfy notes payable and other trade accounts payable pursuant to a debt restructuring. Each share of Series B Preferred Stock is convertible into three shares of the Company's common stock at a price of $.33 per share of common stock to be received upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company's Shareholders.
Upon any liquidation, dissolution, or winding up of the Company, each holder of of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Series C Preferred Stock and before any payment is made upon the Company's Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

SERIES D PREFERRED STOCK

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

The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future.

The Company expects that any earnings which the Company may realize and which are not paid as dividends to holders of Preferred Stock will be retained to finance the growth of the Company.

Note 3 - Financing:

1996 Financing

In a series of transactions from February through May 1996, the Company issued secured promissory notes and warrants to raise an aggregate of $641,500 (including $122,500 from officers and directors).
The promissory notes were for a term of approximately eighteen months, bearing interest at 12% on the unpaid balance, and were secured by certain assets of the Company. In addition, the Company issued warrants to purchase five (5) shares of Common Stock at $0.01 per share for each dollar of debt. The value of the warrants was inmaterial and no accounting recognition was given to their issuance.

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

















Item 2.	Management's Discussion and Analysis of Financial Condition and
 Results of Operations.

Overview

Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center for the military defense industry. The Company was incorporated under the laws of the State of Delaware in 1978 and acquired all rights of General Electric Venture Capital Corporation, a subsidiary of General Electric Company, to certain microcomputer technology. The Company's headquarters are located at 707 Alexander Road, Suite 208, Princeton,
New Jersey; telephone (609) 987-1513.

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

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in Mikros in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Initially, Safeguard invested $1 million in MBC for 75% ownership whereas Mikros owned the remaining 25%. Mikros' share in MBC was subsequently diluted to 18%, as a result of an additional capital investment of $1,200,000 by Safeguard. In 1998, Mikros' share increased to 50% as a result of the Company's investment arising from the use of its engineering credits.

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

Mikros' commercial business assets now consist of both the original FM technology and the AM Radio technology. Continued development of the FM technology has been postponed in order to direct all of the Company's resources to the AM Radio technology.

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

The Company has completed the Alpha Phase of its development program for the AM data broadcasting. Live on the air tests have demonstrated the Company's ability to simultaneously broadcast a data signal along with regular audio programming. The data are received using a prototype custom data radio that has been developed by the Company.

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

Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives.
The forward-looking statements include risks and uncertainties, including, but not limited to, the anticpated size of and growth in the markets for the Company's products, the trends favoring the use of the Company's proposed commercial products, the anticpated demand for the Company's new products, the timing of development and implementation of the Company's new product offerings, the utilization of such products by the Company's clients and trends in future operating performance, and other factors not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and development to be materially different from those expressed in or implied by such statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations
---------------------

Three Months Ended March 31, 2000 and 1999

Total revenues were $6,382 for the first quarter ended March 31, 2000 compared to $5,650 for the same period in 1999.

The 2000 revenues represent royalties earned pursuant to the Company's divestiture of its military contracts. The year to date royalty revenues of $6,382 represents 100% of the Company's 2000 revenue versus $5,650 in 1999.

General and administrative expenses for the quarter ended March 31, 2000 were $45,558 versus $39,936 in the quarter ended March 31, 1999.

No interest expense was recorded during the first quarter of 2000 or during the year 1999.

Net loss for the three months ended March 31, 2000 was $34,799 versus a net loss of $36,712 for the same period in 1999.

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

A substantial portion of the Company's costs and expenses is represented by Research and Development costs.

At March 31, 2000, the Company had cash of
$73,341. As of March 31, 2000, the Company had negative working capital of $211,440.

Net cash provided by operating activities was approximately $30,000 which includes changes in certain of the Company's operating assets and liabilities and the net loss for the three months ended March 31, 2000.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter.
The royalties for the quarter ended March 31, 2000 were $2,400.

Mikros is presently seeking $5M in financing in order to implement its business plan. There is no guarantee that the Company will be able to obtain the necessary financing or that the application contemplated will be embraced by potential users.

The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology both directly and through its relationship with MBC. In order to continue such development and marketing, the Company will be required to raise additional funds. The Company intends to consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. There can be no assurance, assuming the Company successfully raise additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company may materially adversely affect the Company's ability to continue as a going concern.




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













































PART II.  OTHER INFORMATION
Item 5.	Other Information.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits.
		Exhibit No.		Description of Exhibit
		      27			Financial Data Schedule
(b)	Reports on Form 8-K.
None.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mikros Systems Corporation
DATE:   May 15, 2000	By:/s/ Thomas J. Meaney
                              President