Form 10QSB
period 2000-06-30
MIKROS SYSTEMS CORP
filed 2000-08-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes:     X     	No:

State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2000:

			Class		                  Number of Shares

			Common Stock, Par Value $.01	     29,230,790

Transitional Small Business Disclosure Format (check one):

				Yes:    X      	No:


TABLE OF CONTENTS

							                                                              Page
PART I	FINANCIAL INFORMATION

Item 1. Financial Statements.....................................      3

CONDENSED BALANCE SHEET
as of  June 30, 2000.............................................      4

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended and the Six Months Ended June 30, 2000
 ..................................................................     6

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 1999
 ..................................................................     7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS)......................     8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations........................   10

Results of Operations..............................................   11

Liquidity and Capital Resources....................................   11

PART II	OTHER INFORMATION

Item 5.	Other Information..........................................   13

Item 6.	Exhibits and Reports on Form 8-K...........................   13

SIGNATURES.........................................................   14





















PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Mikros Systems Corporation (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.





























MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

              	                    JUNE  30,
 ASSETS                       		      2000
----------------------------     ---------------

CURRENT ASSETS

  Cash                           		$     22,465
  Accounts Receivable, net of
       Allowances	 		                    49,972
  Other Current Assets                    3,509
                                   ------------
TOTAL CURRENT ASSETS                     75,946
                                   ------------

EQUIPMENT			                             59,722
 Less:  Accumulated Depreciation         51,255
                                   ------------
EQUIPMENT, NET			                         8,467

PATENT COSTS, NET	                       26,434
                                   ------------
TOTAL ASSETS                        $   110,847
 		                                ============


See Notes to Financial Statements


MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                               JUNE 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY          2000
					                                     -----------------
CURRENT LIABILITIES
  Accounts Payable            		           $     67,421
  Notes Payable
    Related Parties                          				72,500
    Other						                                  35,000
  Accrued Payroll and Payroll Taxes              25,240
  Accrued Expenses                           			 10,264
  Advances from related party                  		82,101
  Unliquidated Progress Payments and Other
  Customer Advances                           			15,000
                                              ----------
TOTAL LIABILITIES                               307,526
                                              ----------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  in 2000 and 1999                               80,450
			                                          -----------
SHAREHOLDERS' DEFICIENCY

Preferred Stock, convertible,
par value $.01 per share, authorized 2,000,000
shares, issued and outstanding 255,000 shares
in 2000 and 1999           			                  2,550

Preferred Stock, Series B convertible, par value
$.01 per share, authorized 1,200,000 shares, issued and outstanding 1,131,663 shares in 2000 and 1999 11,316

Preferred Stock, Series D, par value $.01 per
share, 690,000 shares authorized, issued and
outstanding in 2000 and 1999                    6,900

Common Stock, par value $.01 per share,
authorized 60,000,000 shares, issued and
outstanding 29,245,213 shares in 2000 and
28,588,963 in 1999                            292,452

Capital in excess of par          		       11,232,448

Accumulated deficit                       (11,822,795)
                                        ---------------
TOTAL SHAREHOLDERS' DEFICIENCY            (   277,129)
                                        ---------------
TOTAL LIABILITIES AND SHAREHOLDERS'
     DEFICIENCY   				               $        110,847
                                           ============

                        See Notes to Financial Statements












MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                        Three Months Ended,          Six Months Ended,
               June 30, 2000   June 30, 1999  June 30, 2000    June 30, 1999
               -------------   -------------  ---------------  -------------

Revenues:
  Royalties    $      17,232   $     12,743   $   23,614       $   18,393
               --------------   -------------  -------------    -------------
Total Revenues        17,232         12,743       23,614           18,393

Cost of Sales:
 Contract Research
 and Development           -          4,509            -	           9,009
               --------------   -------------- -------------   --------------
Total Cost of Sales        -          4,509            -            9,009
               --------------   -------------- -------------   --------------
Gross Margin          17,232          8,234       23,614            9,384
               --------------   -------------	 -------------   --------------
Expenses:
Research & Development     -        165,825            -           165,825
General & Administrative38,339       37,199       83,897            77,135
               -------------    -------------  -------------   --------------
Total Operating
   Expenses           38,339        203,024       83,897           242,960
               -------------    -------------  -------------   --------------

Operating Loss       (21,107)      (194,790)     (60,283)         (233,576)

Gain from Disposition
   of Asset                -              -        4,377                 -
Operating Loss before
Extraordinary Items  (21,107)      (194,790)     (55,906)         (233,576)

Extraordinary Items:
Gain from Settlement of
  Accounts Payable Debt    -              -            -             2,074
		             -------------    -------------  -------------   ---------------
Net Loss         $   (21,107)    $ (194,790)   $ (55,906)       $ (231,502)
               =============    =============  =============   ===============

Basic Loss
  per Share      $         -     $      - 0 -  $       -        $     - 0 -
Basic Earnings per
  share extraordinary
   Items		       $         -     $         -   $       -        $     - 0 -
              --------------   --------------- ---------------  --------------
Basic Loss per
 share           $         -     $      - 0 -  $       -        $     - 0 -
              ==============   ==============  ===============  ==============

Weighted average number
  of shares
 outstanding     29,230,790      28,588,963        28,949,135     28,092,646
              ==============   ==============  ===============  ===============

See Notes to Financial Statements


MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                           The Three Months Ended     The Six Months Ended
                         June 30, 2000 June 30, 1999 June 30, 2000 June 30, 1999
                         ------------- ------------- ------------- -------------

Cash Flows Provided (Used)
by Operating  Activities:
  Net Loss              $     (21,107) $  (194,790)  $ (55,906)	   $ (231,502)
Adjustments to reconcile Net Loss
   to Net Cash Provided (Used) by
   Operating  Activities:
  Gain from Disposition of Asset    -            -      (4,377)             -
  Settlement of Accounts Payable    -       (2,074)          -         (2,074)
  Depreciation and Amortization   530          539       1,060          1,078
 Asset Impairment                   -        5,000           -         10,000
Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
   Accounts Receivable        (14,831)       6,790       8,607	         6,790
   Other Current Assets         1,049       (5,467)     (3,009)        (5,467)
 Increase (Decrease) in:
   Accounts Payable            (1,926)     (17,967)     14,862        (17,967)
Accrued Payroll and Payroll Taxes   -        1,176           -          1,176
   Other Liabilities and Accrued
      Expenses                (15,028)     (31,703)     17,218        (31,703)
                            -----------   ---------- ----------   ------------
 Net Cash  (Used) by
     Operations               (51,313)    (238,496)    (21,545)      (269,669)

 Cash Flows Provided by Investing Activities
   Sale of Equipment                -            -       6,000              -
                            -----------   ---------- -----------   ------------
 Cash Flows Provided  by
 Financing  Activities:
   Cash Overdraft                          137,513                    168,686
   Advance from Related Party       -           	-       1,432              -
   Proceeds from the Exercise of
       Warrants and  Options	     437            -       2,812              -
                            -----------  ----------- ------------  ------------
Net Cash Provided  by
Financing  Activities:            437      137,513       4,244        168,686
                            -----------  ----------- ------------- -------------

Net (Decrease) in Cash        (50,876)    (100,983)    (11,301)	     (100,983)
Cash at Beginning of Period    73,341      100,983      33,766	       100,983
                            -----------  ----------- ------------- -------------
Cash at End of Period       $  22,465   $        -  $  22,465      $        -
                            ===========  =========== ============= =============
Supplemental disclosure of cash flow
 information:
 Cash paid during the quarter
  for interest	             $       -   $        -   $        -     $       -

Supplemental disclosure of non-cash
 information:
Engineering Services Utilized $     -   $    14,961  $        -     $  234,722
  Stock Issued from Conversion of Secured
    Debt                      $     -   $         -  $        -     $   70,000
  Stock Issued from Conversion of Non-
    Secured Debt              $     -   $         -  $  230,946     $        -

                           See Notes to Financial Statements




MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATMENTS (UNAUDITED)
JUNE 30, 2000

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

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 1999 and the results of its operations and its cash flows for the six months ended June 30, 2000.

Interim results are not necessarily indicative of results for the full fiscal year.

Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period.

The Company's financial statements have been prepared assuming that the Company will be able to continue as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 2000 its current liabilities exceed its current assets by $231,580. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. These financial statements do not include any adjustments that would be required if the Company were unable to continue as a going concern.

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

Note 2 - Stockholders' Equity:

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK

The Series C Preferred Stock, was issued in 1988 in order to satisfy notes payable and other trade accounts payable pursuant to a debt restructuring. The Series C Preferred Stock is not convertible into any other class of the Company's stock and is subject to redemption at the Company's option at any time and redemption is mandatory if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company's assets.
Upon any liquidation, dissolution or winding up of the Company, each holder of Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Series C Preferred Stock held by such holder, and the holder of Series
C Preferred Stock will not be entitled to any further payment. The redemption price per share is $16.09.

SERIES B CONVERTIBLE PREFERRED STOCK

The Series B Preferred Stock, was issued in 1988 in order to satisfy notes payable and other trade accounts payable pursuant to a debt restructuring. Each share of Series B Preferred Stock is convertible into three shares of the Company's common stock at a price of $.33 per share of common stock to be received upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company's Shareholders.
Upon any liquidation, dissolution, or winding up of the Company, each amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.


MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) CONT'D
JUNE 30, 2000

SERIES D PREFERRED STOCK

The Series D Preferred Stock was issued in 1993 in order to partially satisfy notes payable and accrued interest thereon pursuant to a debt restructuring. The Series D Preferred Stock provides for an annual cumulative dividend of $.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation's Convertible Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payement.

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
of Operations.

Overview

Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center for the military defense industry. The Company was incorporated under the laws of the State of Delaware in 1978 and acquired all rights of General Electric Venture Capital Corporation, a subsidiary of General Electric Company, to certain microcomputer technology. The Company's headquarters are located at 707 Alexander Road, Suite 208, Princeton, New Jersey; phone (609) 987-1513.

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


Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives.
The forward-looking statements include risks and uncertainties, including, but not limited to, the anticipated size of and growth in the markets for the Company's products, the trends favoring the use of the Company's proposed commercial products, the anticipated demand for the Company's new products, the timing of development and implementation of the Company's new product offerings, the utilization of such products by the Company's client and trends in future operating performance, and other factors not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and development to be materially different from those expressed in or implied by such statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations
---------------------

Six Months Ended June 30, 2000

Total revenues were $ 17,232 for the second quarter ended June 30, 2000 and $ 23,614 for the six months ended June 30, 2000 compared to $12,743 for the quarter ended June 30, 1999 and $18,393 for the six months ended June 30, 1999.

The 2000 revenues represent royalties earned pursuant to the Company's divestiture of its military contracts. The year to date royalty revenues of $23,614 represents 100% of the Company's 2000 revenue versus $18,393 in 1999.

General and administrative expenses for the second quarter ended
June 30, 2000 were $38,339 versus $37,199 in the quarter ended June 30, 1999. G & A costs include salaries, payroll taxes, legal and accounting costs and other miscellaneous expenses.

No interest expense was recorded during the second quarter of 2000 or during the year 1999.

Net loss for the six months ended June 30, 2000 was $55,906 versus a net loss of $231,502 for the same period in 1999.

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



At June 30, 2000, the Company had cash and cash equivalents of approximately $22,465. As of June 30, 2000, the Company had negative working capital of $231,580.

Net cash provided by operating activities was approximately $33,000 which includes changes in certain of the Company's operating assets and liabilities and the net loss for the six months ended June 30, 2000.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The cash receipts for royalties for the quarter ended June 30, 2000 were $2,400.

Mikros is presently seeking $5M in financing in order to implement its business plan. There is no guarantee that the Company will be able to obtain the necessary financing or that the application contemplated will be embraced by potential users.

The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology both directly and through its relationship with MBC. In order to continue such development and marketing, the Company will be required to raise additional funds. The Company intends to consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial programs, or other business transactions which would generate resource sufficient to assure continuation of the Company's operations and research programs. There can be no assurance, assuming the Company successfully raise additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company may materially adversely affect the Company's ability to continue as a going concern.


Year 2000 Compliance
--------------------

In prior years, the Company discussed the nature and progress of its plan to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000
date change.   The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services for third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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

Mikros Systems Corporation

DATE:   August  14, 2000	By:/s/ Thomas J. Meaney
	                     		         President