Form 10QSB
period 2000-09-30
MIKROS SYSTEMS CORP
filed 2000-11-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes:     X     	No:

State the number of shares outstanding of each of the Issuer's classes of common stock, as of September 30, 2000:

			Class		                  Number of Shares

			Common Stock, Par Value $.01      30,909,063

Transitional Small Business Disclosure Format (check one):

				Yes:    X      	No:


TABLE OF CONTENTS

							    Page
PART I	FINANCIAL INFORMATION

Item 1. Financial Statements...................................      3

CONDENSED BALANCE SHEET
as of  September 30, 2000......................................      4

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended and the Nine Months Ended
September 30, 2000 and 1999...................................       6

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended and Nine Months Ended
September 30, 2000 and 1999...................................       7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS ..........     8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................  10

Results of Operations.............................................  11

Liquidity and Capital Resources...................................  11

PART II	OTHER INFORMATION

Item 5.	Other Information.........................................  13

Item 6.	Exhibits and Reports on Form 8-K..........................  13

SIGNATURES........................................................  14





















PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

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





























MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
     (UNAUDITED)



	                                  SEPTEMBER 30,
 ASSETS                       		       2000
----------------------------      ---------------

CURRENT ASSETS

  Cash                              		$     17,286
  Accounts Receivable, net of
       Allowances	 		                       41,487
 Other Current Assets                   	    4,954
                                   	   ------------
TOTAL CURRENT ASSETS                        63,727
                                       -------------

EQUIPMENT			                                59,722
           Less:  Accumulated Depreciation  51,255
                                        ------------
EQUIPMENT, NET			                            8,467
				                                    ------------
OTHER ASSETS
  Patents in Process			                      2,206
  Patent Costs, Net		                       25,904
                                        ------------
TOTAL OTHER ASSETS		                        28,110

TOTAL ASSETS                           $   100,304
 		                                       ========





MIKROS SYSTEMS CORPORATION
 CONDENSED BALANCE SHEET
       (UNAUDITED)
                                                    SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY                    2000
					                                                 -----------
CURRENT LIABILITIES
  Accounts Payable                    		           $     80,442
  Accrued Payroll and Payroll Taxes                    		21,686
  Accrued Expenses                                    			22,619
  Advances from related party                          		68,240
  Unliquidated Progress Payments and Other
  Customer Advances                                   			15,000
                                                    -----------
TOTAL LIABILITIES                                       207,987
                                                    -----------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares 	          80,450
			                                                 -----------
SHAREHOLDERS' DEFICIENCY

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 	                2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 		   	                        11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding 		                          	                6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding   30,909,063                  	            309,091

  Capital in excess of par                   		       11,331,710

  Accumulated deficit                                (11,849,700)
                                                   --------------
TOTAL SHAREHOLDERS' DEFICIENCY                     (     188,133)
                                                  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS'
     DEFICIENCY   				                           $       100,304
                                                     ============


















MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

               Three Months Ended                 Nine Months Ended
   September  30, 2000 September 30, 1999 September 30, 2000  September 30, 1999
   -------------------- ------------------ ------------------ ------------------

Revenues:
  Royalties  $  19,755   $    23,258         $   43,369          $   41,651
              ---------      ---------          --------            --------
Total Revenues  19,755        23,258             43,369              41,651
   		         ---------      ---------          --------            --------
Cost of Sales:
Contract Research
and Development      -        10,000                  -	             19,009
              ---------      ---------          --------            --------
Total Cost of Sales  -        10,000                  -              19,009
              ---------      ---------          --------            --------
Gross Margin    19,755        13,258               43,369            22,642
              ---------      ---------          ---------           --------
Expenses:
 Research &
Development          -        58,721                    -            459,268
 General &
Administrative  38,259        33,799              122,156            110,934
 Interest		      8,400             -                8,400                  -
              ---------      ---------          ---------            --------
Total Operating
   Expenses     46,659        92,520              130,556             570,202
              ---------      ---------          ----------           --------
Operating Loss
 before
Extraordinary
 Items         (26,904)      (79,262)            (87,187)            (547,560)

Extraordinary Items:
Gain from Sale of Government
    Contracts	       -             -                   -              234,722
Gain on the Settlement of
  Accounts Payable
   Debt              -          6,818                  -                8,892
Gain from Disposition
 of Asset            -              -               4,377                   -
		              --------      ---------        ----------           ----------
Net Loss    $   (26,904)   $  (72,444)         $  (82,810)          $ (303,946)
               =========      =========          =========          ==========

Basic Loss per
   Share    $         -    $        -          $         -          $    (0.02)
Basic Earnings per
  share extraordinary
   Items		  $         -    $        -          $         -          $     0.01
              ---------     -----------        -----------          -----------
Basic Loss
 per share  $        -     $        -          $         -          $    (0.01)
             ==========     ==========         ==========           ==========
Weighted average number
  of shares
outstanding  29,743,499     28,588,963         29,102,343           28,259,903
             ==========     ==========         ==========           ==========















MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

               Three Months Ended                  Nine Months Ended
  September 30, 2000 September 30, 1999 September 30, 2000 September 30, 1999
  ------------------ ------------------ ------------------ -------------------

Cash Flows from
 Operating  Activities:
  Net Loss $  (26,904)  $  ( 72,444)    $  (82,810)	       $  (303,946)
Adjustments to reconcile Net Loss
   to Net Cash Provided (Used) by
   Operating  Activities:
  Gain from
Disposition
of Asset            -             -         (4,377)                  -
  Settlement of
Accounts Payable    -        (6,818)             -              (8,892)
  Depreciation
and Amortization  530           539          1,590               1,616
  Interest			   8,400             -	         8,400	                 	-
 Asset Impairment   -        10,000              -              20,000
Net Changes in Operating Assets and
 Liabilities:
 (Increase) Decrease in:
Accounts
Receivable      8,485             -         17,092              22,023
 Other Current
  Assets       (1,445)        1,200         (4,454)              4,702
   Other Asset
(Patent in
 Process)      (2,206)            -         (2,206)                  -
 Increase (Decrease) in:
   Accounts
     Payable   13,021         4,067         27,883             (18,741)
 Accrued Payroll
and Payroll Taxes (3,554)     (740)         (3,554)              (692)
  Other Liabilities and Accrued
      Expenses (1,506)       53,570         15,712              230,302
             --------       --------       --------            ---------
 Net Cash  Used in
  Operations   (5,179)      (10,626)       (26,724)             (53,628)
			          --------       --------       --------            ---------

 Cash Flows from Investing Activities
  Sale of Equipment -             -          6,000                    -
             --------       --------       --------            ---------
 Cash Flows from
 Financing  Activities:
  Repayment of Debt from Capital
      Leases			     -       (19,245)             -	              (19,245)
   Advance from
  Related Party     -             -          1,432                     -
   Proceeds from the Exercise of
       Warrants
    and Options     -             -          2,812                     -
             --------      ---------       ---------            --------
Net Cash Provided  by (used in)
Financing
 Activities:        -       (19,245)         4,244	              (19,245)
             --------      ---------       ---------            ---------

Net Decrease
 in Cash       (5,179)      (29,871)        (16,480)             (72,873)
Cash at Beginning
  of Period    22,465        57,981          	33,766	            100,983
             --------     ----------       ----------           ----------
Cash at End
 of Period $   17,286    $   28,110        $  17,286          $   28,110
              =======      ========         ========             ========

Supplemental disclosure of non-cash
 information:
  Engineering Services
   Utilized $       -    $        -        $       -          $  234,722
  Stock Issued from Conversion of Secured
    Debt    $   97,500   $        -        $  97,500          $   70,000
  Stock Issued from Conversion of Non-
    Secured
   Debt     $   18,400   $        -        $  249,346         $        -









MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) SEPTEMBER 30, 2000

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

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2000 and the results of its operations and its cash flows for the nine months ended September 30, 2000.

Interim results are not necessarily indicative of results for the full fiscal year.

Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period.

The Company's financial statements have been prepared assuming that the Company will be able to continue as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations.
 Further, at September 30, 2000 its current liabilities exceed its current assets by $144,260. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. The financial statements do not include any adjustments that would be required if the Company were unable to continue as a going concern.

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

Note 2 - Stockholders' Equity:

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK

The Series C Preferred Stock, was issued in 1988 in order to satisfy notes payable and other trade accounts payable pursuant to a debt restructuring. The Series C Preferred Stock is not convertible into any other class of the Company's stock and is subject to redemption at the Company's option at any time and redemption is mandatory if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company's assets. Upon any liquidation, dissolutione or winding up of the Company, each holder of Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Series C Preferred Stock held by such holder, and the holders of Series C Preferred Stock will not be entitled to any further payment. The redemption price per share is $16.09.








MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) CONT'D
SEPTEMBER 30, 2000

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

SERIES D PREFERRED STOCK

The Series D Preferred Stock was issued in 1993 in order to partially satisfy notes payable and accrued interest thereon pursuant to a debt restructuring. The Series D Preferred Stock provides for an annual cumulative dividend of $.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid , after all distribution or payments are made upon the Corporation's Convertible Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

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

During 1998, the Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. No additional interest accrued after that date. At that time, the Company offered to convert the notes at face value to stock valued at $.06 per share in order to restructure its debt. Most of the investors elected to convert. As a result, 8,504,177 shares of common stock were issued. Three of the note holders (not related parties) chose not to convert notes totalling $105,000. During September 2000, the remaining note holders converted their notes to stock valued at $.25 per share.



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

Data Design and Development Corporation (3D) was also founded in 1996 as part of the Safeguard Scientific agreement and retains ownership of the AM and FM technology. 3D has licensed the FM technology rights in North America to Mikros and the AM technology rights in North America to MBC. Mikros and Safeguard collectively own over 49 % of 3D shares.

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

The digital system Mikros is developing for AM radio data transmission will allow simultaneous broadcasting of the present radio signal with a digital signal. Mikros believes this can be accomplished with minimal disturbance to the existing radio channel. This system will require a minor modification to the radio station transmitter which is not expected to require new FCC approval since adjacent channel interference is avoided.

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

Results of Operations
---------------------

Nine Months Ended September 30, 2000

Total revenues were $19,755 for the third quarter ended September 30, 2000 and $43,369 for the nine months ended September 30, 2000 compared to $23,258 for the quarter ended September 30, 1999 and $41,651 for the nine months ended September 30, 1999. The 1999 and 2000 revenues represent royalties earned pursuant to the Company's divestiture of its military contracts.

General and administrative expenses for the third quarter ended September 30, 2000 were $38,259 versus $33,799 in the quarter ended September 30, 1999. G & A costs include salaries, payroll taxes, legal and accounting costs and other miscellaneous expenses.

Interest expense of $8,400 was recorded during the third quarter of 2000 as part of a conversion of debt to stock. No interest was recorded during the year 1999.

Net loss for the nine months ended September 30, 2000 was $82,810 versus a net loss of $303,946 for the same period in 1999.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At September 30, 2000, the Company had cash and cash equivalents of approximately $17,286 for September 30, 2000, the Company had negative working capital of $144,260.

Net cash used in operating activities was approximately $5,000 which includes changes in certain of the Company's operating assets and liabilities and the net loss for the nine months ended September 30, 2000.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter.
The cash receipts for royalties for the quarter ended September 30, 2000 were $28,241.

Mikros is presently seeking $5,000,000 in financing in order to implement its business plan. There is no guarantee that the Company will be able to obtain the necessary financing or that the application contemplated will be embraced by potential users.

The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology both directly and through its relationship with MBC. In order to continue such development and marketing, the Company will be required to raise additional funds. The Company intends to consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's continuation of the Company's operations and research programs. There can be no assurance, assuming the Company successfully raise additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company may materially adversely affect the Company's ability to continue as a going concern.

Year 2000 Compliance
----------------------------

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

Mikros Systems Corporation

DATE:   November  14, 2000		By:/s/ Thomas J. Meaney
                			         	          President