Form 10KSB
period 2000-12-31
MIKROS SYSTEMS CORP
filed 2001-04-02
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
                         ----------------------
                              FORM 10KSB
    	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                         THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000. Commission file number
    2-67918

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

                   Common Stock, $.01 par value

31: Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period
that the registrant was  required   to file such reports),  and (2) has
 been subject to such filing  requirements  for the   past 90 days.
  [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive
      proxy   or information statements  incorporated by reference in
       Part III of Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by
     nonaffiliates of Registrant  as of March 30, 2001,  was
      approximately $313,055, based on the average of the bid and asked price quoted by National Quotation Bureau, Inc. The number of shares outstanding of the Registrant's $.01 par value common stock as of March 30, 2001 was
           30,785,245.

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

Initially, the Company supplied technology for military applications.  The knowledge  base and  proprietary technology developed was recognized
     as applicable to the  commercial rapidly expanding   wireless business.
In 1995, the Company decided to also pursue contracts commercially which would employ these advanced techniques to enhance the data transmission rates in the AM and FM radio spectrum.

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in
     Mikros  in exchange for   10% ownership in the Company.  At the same
     time, Mobile  Broadcasting Corporation (MBC) was  created to exploit the AM radio technology, particularly in mobile or portable
platforms such as automobiles.   Initially, Safeguard invested
     $1 million in MBC for 75% ownership whereas Mikros
owned the remaining  25%.  Mikros' share in MBC was subsequently diluted to 18%, as  a result of  an additional  capital investment  of
      $1,200,000 by Safeguard.  In 1998,   Mikros' share increased
       to 50% as a result of the Company's investment arising from the use of its engineering credits, obtained from sale of its government business.

Data Design and Development Corporation (3D) was also
      founded in 1996 as  part of the Safeguard  Scientific agreement
     and retains ownership of the AM and FM    technology.  3D has
     licensed the FM   technology rights in North America to Mikros and
the AM technology rights in North America to MBC. Mikros owns 2/3 of 3D, and Safeguard owns the remaining 1/3.

80: Mikros entered negotiations in late 1997 for the sale of its military contracts  to General Atronics  Corporation (GAC). The resulting
     transaction was concluded in 1998   and included a $600,000 cash
     payment and a 2% royalty to be paid to the Company over
four years on all data terminal set sales.  In addition, the purchaser was obligated to  supply $1,000,000 in engineering services to the Company
     which since has   been expended in the amount of $1.3M.  The Company
      was provided with engineering services by the purchaser pursuant to the agreement which aggregated $234,722 for the year ended
      December 31, 1999.

Mikros' commercial business assets now consist of both the original
      FM technology and the AM Radio technology. Continued development of the FM technology has been postponed in order to direct all of the Company's resources to the AM Radio technology.

The digital system Mikros is developing for AM radio data transmission is intended  to allow  simultaneous broadcasting of the present radio
        signal with a digital signal.   This will be accomplished  with minimal
        disturbance to the existing radio channel.  This system will require minor modifications to the radio station transmitter which is not expected to require new FCC approval since adjacent channel interference is  avoided.

The Company developed a business model for the AM technology during 1999.  This  model  combines the AM data transmission technology with the operations of a nationwide
or area wide  network of AM radio stations equipped with the minor
         modifications to the  radio station's transmitter.   Data could
         be broadcast from point to multipoint and the signal received by the listener who will have a small portable receiver to be developed based on the prototype presently being used in the Company's experimental trials.

In a related development, the Company's Board of Directors has
        decided to explore   providing services to the government
         business sector. Prior to 1998, Mikros was successful in securing some governmental contracts. By the end of 1997, Mikros had received over twelve competitive contract awards through the Small Business
Innovative Research Program.  The Company's  defense
         business was sold to General Atronics Corporation in 1998, resulting in an ongoing royalty stream.
Mikros' current strategy is to build a core of highly specialized people to support both the government business, as well as its developments in the commercial market.

Under the proposed plan, Mikros' technical team would provide support for many of the larger defense contractors that are required by law to subcontract a significant portion of their governmental business to smaller contractors. Mikros plans to initiate this strategic plan immediately by contacting various defense contractors that they have successfully assisted in the past. There is no assurance that any of the contemplated services will be established.

Marketing
---------

The Company is focused on developing interest in its AM
         technology. Other than its relationship with MBC, there are no other programs being pursued. MBC is jointly owned by Safeguard Scientifics (Delaware), Inc. of Wayne, PA and Mikros
Systems Corporation.

Backlog
-------

As of December 31, 2000 and 1999, the Company had no backlog.





Engineering; Research and Development
-------------------------------------

In 1994, the Company began research on a method of optimizing spectrum efficiency for wireless communications in radio data broadcasting and Personal Communications Services markets and has continued this effort.

Engineering is a critical factor in the development of the Company's
         present  and future products.   The Company is presently
         subcontracting its development work to General Atronics Corporation, a high technology company mainly involved in communications and radar equipment for the US Department of
         Defense and allied countries. GAC hired key Mikros engineers to continue the AM project when Mikros downsized. GAC was obligated to supply $1 million in engineering services
to Mikros which will be  expended on the AM data program with
       MBC. In 1999, the total  amount of engineering services utilized was $234,722.  The Company has utilized  the entire amount
       of the engineering services as of December   31, 1999.

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

Employees
---------

As of March 30, 2001, the Company had two executive employees. The Company believes its relations with its employees are satisfactory.



Risk Factors
------------

History of Losses, Lack of Liquidity; Working Capital Deficit.  The
        Company incurred a net income (loss) before extraordinary items of $114,913 and ($286,428) for the years ended December 31, 2000, and 1999, respectively. As of December 31, 2000, the Company had an accumulated deficit of $11,657,176 and
        had  working capital of   $48,794.  In addition, the Company
        expects to  incur substantial expenditures to expand
its commercial wireless communications business.
The Company's working capital, plus revenue from its royalty agreement with GAC will not be sufficient to meet such objectives as presently structured. There can be
no assurance that   the Company will achieve a profitable level
         of operations in the future.

Additional Financing Requirement; Merger and Partnering
        Opportunities. The  Company requires  additional financing if it chooses to build a datacasting network around the AM radio stations from which it would lease bandwidth.
         Alliances or other partnership agreements must be developed with entities who may be interested in supporting the Company's commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will identify users for its datacasting network and thereby will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to further curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company, if coupled with a material shortfall from the Company's current operating plan could negatively impact the Company's ability to continue operations.

Uncertainty of Market Acceptance. In 1995, the Company expanded its initiatives in commercial wireless communications in the current and emerging radio data broadcasting and the personal  communications service markets.
 Market acceptance of the Company's network in the commercial sector will be determined in large part by the Company's ability to develop a customer base which would have a need to broadcast data and could be convinced of the value and cost effective uses of the AM radio based network. To date, the Company has limited evidence with which to evaluate the market reaction to its service in the commercial sector because there has been no commercial experience.
 There can be no assurance that the Company's services will achieve market acceptance.

Limited Marketing Experience.  The Company will be required to develop a  marketing and sales  network that will effectively
        demonstrate the advantages of   its commercial offerings over
        competing  options. The Company's marketing
experience with its new commercial products is limited, and
         the Company has  not identified a customer for a commercially
         feasible application.  The Company   currently performs all
         its  marketing through its own employees and through MBC.
 There can be no assurance that the Company will be successful in its marketing efforts, that it will be able to establish adequate sales and distribution capabilities, or that it will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms.

Government Regulation. Under current Federal Communications
        Commission  ("FCC")  regulations, designated portions of the FM radio broadcast spectrum, known  as subcarriers, may be used to transmit information in addition to normal station
programming.  Listeners with specially equipped  FM radios can decode the  subcarrier information, while standard FM radios continue to receive normal  radio station programs.  FM subcarrier broadcasting currently represents  a $100 million industry operating
         within well-established and stable FCC regulatory   guidelines.
         Any significant change in these regulatory requirements or the enforcement thereof could adversely affect the Company's prospects.

Rapid Technological Change; Potential Infringement.  The market for the  Company's products  and planned products is characterized by rapid changes in technology including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on the Company's business.  The
        Company's  future success will depend in part  on its ability to continually enhance its current  technology and to
        develop or acquire new ideas that  address  the needs of
potential users.  There can be no assurance that the Company will be successful  in developing new products or procedures that respond to technological  changes. There can be  no
        assurance that  research and development by
competitors will not render the Company's  technology obsolete
         or  uncompetitive.    In addition, in a technology-based industry,
         there can be no assurance that a claim of patent or other infringement will not be made against the Company.
 While the Company is not aware of any such claims, no infringement studies have been conducted on behalf of the Company.

Competition. High technology applications such as those being developed by the Company often require large investments of both money and talent. Many large entities with greater financial, technical and human resources than the Company are currently investing heavily in products and services that compete directly with the Company's contemplated services and underlying products. There is no assurance that the Company's offerings can be successfully marketed against such
275: competition. In addition being first in the market with new high technology is a critical factor in a success in the market.
        There is no assurance that the Company will be able to introduce new offerings to the market before any of its competitors.
As the markets in which the Company competes mature and new
        and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect the Company's results of operations.


Potential Dilutive Effect of Preferred Stock, Warrants and Options;
        Possible Adverse Effect on the Company's Ability to Obtain Additional Financing. The outstanding securities of the Company include shares of convertible preferred stock, options and warrants.  During  the respective terms of the options and warrants, and when the preferred stock is outstanding, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock, causing a dilution of the interests of existing stockholders.  Thus, the terms on which the
       Company may obtain additional financing during that period may be adversely affected. The holders of preferred stock, options, and warrants might be expected to exercise their
292: respective rights to acquire Common Stock at a time when the Company would, in all likelihood, obtain needed capital through a new offering of securities on terms more favorable than those provided by these outstanding securities.
In the event that such holders exercise their rights to acquire shares of Common Stock at such time, the net tangible book value per share of the Common Stock might be subject to dilution.

Potential Future Sales. Future sales of shares by existing stockholders under Rule 144 of the Securities Act or through the exercise of outstanding options or otherwise could have a negative impact on the market price of the Common Stock. The Company is unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for the Common Stock of the Company, the personal circumstances of the sellers and a variety  of other factors.
Any sale of substantial amounts of Common Stock or other
        securities of the Company in the open market may adversely affect the market price of the securities offered hereby and may adversely affect the Company's ability to obtain future financing in the capital markets as well as create a potential market overhang.

No Dividends.  The Company has never paid cash dividends on
          its Common  Stock.  Any payment of cash dividends in the
         future will depend upon the Company's  earnings (if any), financial
         condition and  capital requirements.  In addition,   the Company
         has executed certain loan agreements, which prohibit the
  payment of a dividend on the Common Stock as long as
          such agreements are in place.
Accordingly,  any potential investor who anticipates the
       need for current dividends   from its investment should
       not  purchase any of the securities offered hereby.

Public Market; Possible Volatility of Stock Price.  The Company's
         Common Stock  currently is  traded over-the-counter on the
        NASD Bulletin Board.  There can be no
assurance that an active  market in any of the Company's
       securities will be sustained.   Absent a public trading
       market, an investor may be unable to liquidate its investment.
The Company believes that factors such as the Company's
         and its competitors'   announcements of the availability of new
        services and new contracts,  quarterly fluctuations in the
         Company's financial results and general conditions in the communications industry could cause the price of the Common Stock to fluctuate substantially.
  In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Concentration of Share Ownership.  The Company's directors, officers and principal stockholders,  and certain of their affiliates, beneficially own approximately 41.1%  (without giving effect to any outstanding  options, warrants or other convertible securities)
of the outstanding Common Stock and will have significant  influence over the outcome  of all matters submitted to the stockholders
         for approval,   including the election  of  directors of the Company.
         In addition, such influence by management could have the effect of discouraging others from attempting to take-over the Company, thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.


 Anti-Takeover Provisions.  The Company has authorized
         4,040,000 shares  of preferred stock,  which may be issued by the Board of Directors on such terms,
 and with such rights, preferences and  designations as the
          Board may determine.   Issuance of such preferred stock,
          depending upon the rights,  preferences
  and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the company. The 2,081,663 shares of issued and outstanding preferred stock have certain  rights and preferences,
            including dividend and liquidation  preferences,
             which also may have the effect of  delaying, deterring
            or preventing a  change in control of the Company.  In
             addition, certain "anti-takeover"   provisions of the
            Delaware General Corporation Law (the "DGCL"), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

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

                                               Bid
                                        High          Low

2000

  First Quarter                 	 $ 1.3125	    $ .0750
  Second Quarter	      .3750                     .11
  Third Quarter  	      .2450	       .0950
  Fourth Quarter	     .14	       .03

1999

  First Quarter	 $ .2188                  $ .05
  Second Quarter	    .19                          .13
  Third Quarter	    .15	      .07
  Fourth Quarter	   .21	      .05


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

415:    As of March 30, 2001, the Company had 361 holders of
       record of its Common Stock.



Item 6.  Selected Financial Data (1)
------------------------------------

                              YEARS ENDED DECEMBER 31,
             2000       1999
                      --------------------------------------------
INCOME STATEMENT
 Total Revenue                  $54,144     $ 69,563
 Net Income (Loss)              109,713     (277,535)
Income (Loss) per
 common share-Basic                   -        (.01)
     Fully Diluted                                -            -
Weighted average
 number of common
 shares outstanding-
 Basic                                29,559,670   28,388,986
BALANCE SHEET
 Current Assets                 222,813                -
Current Liabilities             174,019                -
Total Assets                       258,860                -
 Long-Term Liabilities                -                   -
Total Liabilities                 254,469                 -
 Shareholders' Equity           4,391                 -


(1) The above data should be read in conjunction with the financial statements of the Company included elsewhere herein.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

Results of Operations, General: Historically, the Company derived a large  percentage of its  revenues from government contracts. In the last three years, the Company has been developing commercial applications. While the financial data presented reflects the
       Company's financial history,   it cannot predict future
results as the Company divested its government contracts
        early in 1998. The Company's current focus is solely on the development of its AM data casting program.

The statements contained in this Annual Report on Form
        10KSB that are  not historical  facts are forward-looking
        statements (as such term is defined in the  Private Securities
         Litigation Reform Act of 1995).  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects,"
          "may," "will," "should"or "anticipates"  or the negative
           thereof or other variations thereon or comparable terminology, or by discussions of strategy  that involve risks and uncertainties.
         These forward-looking statements, such as statements regarding anticipated future revenues, Year 2000 compliance, products under development, size of markets for
        products  under development and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from  the results expressed in, or implied by, these forward-looking  statements contained in this Annual Report on Form 10KSB. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: changes in business conditions, Year 2000
Compliance of the Company's  and other vendors' products
        and related issues, changes  in Mikros' sales strategy and product development  plans, changes in the radio digital
data marketplace, competition between  Mikros and other
         companies that   may be  entering the radio digital data
        marketplace, competitive pricing pressures, market
acceptance of   Mikros' products under development,
        and delays in the development  of products.

2000 vs. 1999:
-------------

Total revenues in 2000 were approximately $54,000 compared to $70,000 in 1999, a decrease of 22.9%.

In 2000 and 1999 revenues were derived from royalties earned according to Mikros' agreement with General Atronics Corporation.

Contract R&D in 2000 and 1999 were $0 and $230,946, respectively. General and Administrative expenses were approximately $150,000 in 2000 compared to $125,000 in 1999. Interest expense in 2000 was $8,000 versus $0 in 1999. This increase is due to interest recorded on a note payable.

The Company incurred approximate net income of $110,000 in 2000 compared to approximate net loss of $278,000 in 1999. The change was the result of the
Corporation's sale of New  Jersey tax attributes.


Liquidity and Capital Resources
--------------------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

In 2000, the Company had cash flow from operations of approximately $141,000 compared to negative cash flow from operations of approximately $161,000 in
1999. There was  working capital of $49,000 as of December
        31, 2000 as compared to negative working capital of $412,000 at December 31, 1999.

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

Commencing April 10, 1998, for a period of four years, the
        Company is  receiving  a royalty  of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for 2000 were $54,144.

Mikros is presently seeking $5M in financing in order to
        implement its business  plan.   There is no guarantee that
        the Company will be able to obtain the necessary financing or that the application contemplated will be embraced by potential users.

The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology both directly and through its relationship with MBC. In order to continue such development and marketing, the Company will be required to raise additional funds.
The Company intends to consider the sale of additional
         debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company may materially adversely affect the Company's ability to continue as a going concern.


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

In October 1996, all of the note holders agreed to a deferral of principal payments in exchange for the right to convert outstanding debt to Common Stock of the Company at a rate of one (1) share of  stock for $1.00 of debt.  The
        Company determined that the fair value of the conversion feature was inmaterial. Accordingly, no accounting recognition has been given to this modification of terms.
The Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $0.06 per share  in order to restructure its debt. During 2000, the remaining note holder converted the debt and interest, totaling $43,000 under the 1998 terms. As a result, 4,840,268 shares of common stock

1992-93 Financing
-----------------

The Company paid the investors of the 1992-93 financing all
        of the interest  accrued on their notes payable through May
        15, 1998.  At that time, it offered to convert   the notes at
       face value to stock valued at $0.06 per share in order to
       restructure its debt.   There were 4,166,668 shares
       issued as a result. One of the investors chose not to convert his notes which totaled $72,500. During 2000, the investor converted
579:    his note into 290,000 shares of common stock.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

Not Applicable.



Item 8.	Financial Statements and Supplementary Data
-------------------------------------------------------

The financial statements required to be filed pursuant to this Item
        8 are appended to this report on Form 10-KSB. A list of the financial statement schedules filed herewith is found at "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K".

Item 9.	Changes In and Disagreements with Accountants on  Accounting and Financial Disclosure
------------------------------------------------------------------------------

Not Applicable.


PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

The current members of the Board of Directors of the Company are as follows:


                                       Served as a    Positions with
Name	                  Age    Director Since   the Company

Joseph R. Burns 	63          1984           Director

Thomas C. Lynch	59           1997         Director

Thomas J. Meaney	66            1986         President
                                                             and Director

Wayne E. Meyer	74           1988 Chairman of the
                                                               Board and
                                                               Director

Tom L. Schaffnit	54        2000       Director

The principal occupation and business experience, for at least the past five years, of each nominee is as follows:

Joseph R. Burns was a Director and President of the Company
        from May 1984 until  July 1986.  From July 1986 until December
       1986, Dr. Burns was Chairman of the Company.   From January
      1987 until April 1988, Dr. Burns was a consultant to the
634:    Company.  From April  1988 to March 1998,  Dr. Burns served has Senior Vice President and Chief Scientist of the Company. From March 1998 to present Dr. Burns serves as
636:   Executive Vice President of  Ocean Power  Technologies, Inc.
      Dr. Burns currently serves as a Director.

Thomas C. Lynch has been a Director of the Company
        since February 1997. He has recently returned to Safeguard
        Scientifics following a two year stint as President and   Chief
        Operating Officer of CompuCom Systems located in Dallas, Texas. Compucom is a consolidated asset of Safeguard. Mr. Lynch is a 1964 graduate of the  US Naval Academy and  earned an MS degree from George Washington University in 1971.
Mr. Lynch has been a Senior  Vice President of Safeguard
        Scientifics since joining the  company in November 1995
        following a 31 year career of Naval service; he retired in the rank of Rear Admiral. Naval service included command of the
         Eisenhower  Battle Group during Operation Desert Shield,
         Superintendent of the US  Naval Academy (1991-94) and
         Director of the Navy Staff in the Pentagon (1994-95).  Mr.
Lynch serves as a Director of the following Boards:  Pennsylvania
         Eastern Technology  Council, Sanchez  Computer Associates,
        eMerge Interactive, Armed Forces  Benefit Association and
       Nextel International.  He also serves as a trustee
652:    of the US Naval Academy  Foundation.



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

Tom L. Schaffnit has been a Director of the Company since June
        2000.   Since  March  1999, he has been President of Schaffnit
        Consulting,   a technology-related  management  consulting
        company specializing  in wireless data communications and
        automotive telematics.  He   was President of CUE Data
        Corporation from February 1997  to March 1999, responsible for  creating and implementing new  datacasting services
         on a nationwide FM subcarrier paging network.
 Previously, he served as a Senior  Manager with Deloitte
        & Touche  Consulting Group, and as Director  with
         Nordicity Group (since acquired by PricewaterhouseCoopers). Mr. Schaffnit remains actively involved in the evolution of
          wireless technology, and   is co-author of the book
           "The Comprehensive Guide to  Wireless Technologies".

None of the Company's Directors or executive officers is
       related to  any other  Director or  executive officer of
       the Company.  In  connection with the acquisition of
      certain debt and equity   instruments of the Company
       from third parties, Messrs. Burns,   Meaney, Meyer,
       and John B.  Torkelsen and Frederick C. Tecce
696: (collectively, "The Investors") have the right to designate 2/7ths of the Board of Directors of the
       Company. See Certain Relationships and Related Transactions. There are currently five members of the Board.

There were two meetings of the Board of Directors in 2000, not including written consents of the Directors. During 2000, each Director attended at least 75% of the aggregate of all meetings of the Board of Directors and meeting of committees on which he served except for Messr. Lynch.

The following table identifies the current executive officers of the Company:

             		             Capacities in     In Current
Name	                     Age           Which Served   Position Since
      ----------      -----------      --------------------

Thomas J. Meaney   66       President         September 1998
                                                 and Director

Patricia A. Kapp        34       Secretary and    September 1998
                                                Treasurer


Item 11.  Executive Compensation
--------------------------------

The following Summary Compensation Table sets forth
         information  concerning   compensation for services in
       all capacities awarded to,   earned by or paid to the
        Company's  Chief Executive Officer and  the four most
        highly  compensated executive   officers of the
Company   whose aggregate cash compensation
        exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 1998, 1999 and 2000.


	SUMMARY COMPENSATION TABLE
		                   Year   Annual Compensation(1)
Name and Principal Position                (b)               Salary ($) (c)
   (a)

  Thomas J. Meaney, President             2000                        0
		                        1999                        0
		                        1998              35,830


(1)The costs of certain benefits are not included because
             they did not  exceed, in the case of each Named
            Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------
Common Stock

The following table sets forth certain information, as of  March
       30, 2001 with respect  to holdings of the Company's Common
       Stock by (i) each person  known by the Company   to be  the
      beneficial owner of more than 5% of   the total number of
      shares of Common Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors
758:   and Named  Executives), and (iii) all current directors and officers as  a group.

                                                               Amount and Nature
                                		    of Beneficial	           Percent
Name of Beneficial Owner	     Ownership(1)         Of Class

(i)Certain Beneficial Owners:

Safeguard Scientifics 		       7,371,000(2)          20.1
 (Delaware) Inc.
800 The Safeguard Building
435 Devon Park Drive
Wayne, PA 19087-1945

Transitions Two,  		       2,137,775(3)            6.6
  Limited Partnership
920 Hopmeadow Street
Simsbury, Connecticut 06070

Princeton Valuation Consultants,                       2,920,050(4)         9.2
 L.L.C.
 5 Vaughn Drive
 Princeton, New Jersey 08540

(ii)	Nominees:
Joseph R. Burns		          1,113,081(5)         3.6

Thomas C. Lynch	                                           - 	                 -

Thomas J. Meaney		           3,700,167(6)      11.8

Wayne E. Meyer		            3,108,000(7)     10.0

Tom L. Schaffnit		                 -	                 -


(iii)All Current Directors and Officers as a Group
 (five persons) 		 7,921,248(5)(6)(7)       24.9

*	Less than 1%

(1)Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

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



























Convertible Preferred Stock

The following table sets forth certain information, as of March 30, 2001, with  respect to holdings of the Company's Convertible Preferred Stock by (i) each person  known by the Company  to be the beneficial owner of more than 5% of the total number of shares of Convertible Preferred Stock outstanding as of such date, (ii) each of the
         nominees (which includes all current directors and   Named
          Executives), and (iii) all current directors and officers as a group.

                          Amount and Nature
                                                  of Beneficial	 Percent
Name of Beneficial Owner  Ownership(1)  of Class

(I)	Certain Beneficial Owners:

Princeton Valuation Consultants
        L.L.C.		        202,500	          79.4
 5 Vaughn Drive
 Princeton, New Jersey 08540

(ii)	Nominees:

Joseph R. Burns		             --	            --

Thomas C. Lynch	                      	            --	            --

Thomas J. Meaney		   50,000	         19.6

Wayne E. Meyer		            --	            --

Tom L. Schaffnit		             --                          --


(iii)All Current Directors and Officers as a Group
(five persons)		   50,000	         19.6


(1)  Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.


Series B Stock

The following table sets forth certain information, as March 30, 2001, with respect to holdings of the Company's Series B
        Stock by (i) each person  known by the  Company to  be the beneficial owner of more than 5% of  the total number of
        shares  of Series B Stock  outstanding as of such  date,
        (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.

                                                              Amount and Nature
                                              of Beneficial           Percent
Name of Beneficial Owner                 Ownership(1)         of Class
(I)Certain Beneficial Owners:
The Mercantile & General 	   91,342	            8.1
        Reinsurance Company, PLC
Moorfields House
Moorfields
London EC2Y 9AL

Transitions Two, Limited Partnership          583,425	           51.6
920 Hopmeadow Street
Simsbury, Connecticut 06070

Princeton Valuation Consultants,                  231,961	           20.5
 L.L.C
5 Vaughn Drive
Princeton, New Jersey 08540

(ii)	Nominees:

Joseph R. Burns		      4,916	               *

Thomas C. Lynch		             --	               --

Thomas J. Meaney		    66,500	             5.9

Wayne E. Meyer		   10,000	                *

Tom L. Schaffnit		        --	                --

(iii)All Current Directors and Officers as a Group
(five persons) 		   81,416        	              5.9

*	Less than 1%
(1)	Except as otherwise indicated, all shares are beneficially
                         owned and the sole investment and voting power is held by the persons named.




Series C Stock

 The following table sets forth certain information, as of March 30,
         2001, with respect   to holdings of the Company's Series C Stock
         by (i) each person known by the  Company to be   the beneficial
         owner of more than 5% of the total number of shares of Series C Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named
          Executives), and (iii) all current directors and officers as a group.

                                   Amount and Nature
                                           of Beneficial            Percent
Name of Beneficial Owner Ownership(1)    of Class

(I)	Certain Beneficial Owners:

Transitions Two, Limited Partnership	            5,000	            100.0
920 Hopmeadow Street
Simsbury, Connecticut 06070

Princeton Valuation Consultants,	          19,500(2)	             79.6
 L.L.C.
5 Vaughn Drive
Princeton, New Jersey 08540

Frederick C. Tecce		           19,500(2)	             79.6
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

(ii)	Nominees:

Joseph R. Burns		            19,500(2)            79.6

Thomas C. Lynch		               --	                 --

Thomas J. Meaney		            19,500(2)            79.6

Wayne E. Meyer	      	            19,500(2)            79.6

Tom L. Schaffnit		                 --	                  --

(iii)	All Current Directors and Officers as a Group
(five persons) 		            58,500(2)             92.1



(1)Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)  Reflects warrants to purchase Series C Stock.





Series D Stock

The following table sets forth certain information, as of March 30, 2001, with respect to holdings of the Company's Series D Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series D Stock outstanding as of such date, (ii) each of the nominees (which includes all current directors and Named Executives), and (iii) all current directors and officers as a group.


                                          Amount and Nature
                                            of Beneficial        Percent
Name of Beneficial Owner   Ownership(1)  of Class

(I)	Certain Beneficial Owners:

Princeton Valuation Consultants,
 L.L.C.			      138,000                20.0
5 Vaughn Drive
Princeton, New Jersey 08540

Frederick C. Tecce		       138,000	        20.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

(ii)	Nominees:

Joseph R. Burns		        138,000	         20.0

Thomas C. Lynch		            --	              --

Thomas J. Meaney	                                      138,000	         20.0

Wayne E. Meyer		         138,000	         20.0

Tom L. Schaffnit		              --	              --


(iii)	All Current Directors and Officers as a Group
(five persons) 		           414,000	        60.0


(1)Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.




Item 13.  Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

The Company currently is indebted to Joseph R. Burns, a
           director of  the Company, in the aggregate amount of $72,500.
            Such debt is evidenced   by  promissory notes.  Interest on
            the note is paid  through May 15, 1998.   During 2000,
            the note was converted  to common stock of the Company.

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

In connection with the transaction, the Company entered into a voting agreement pursuant to which Joseph R. Burns, Thomas J. Meaney, Wayne E. Meyer, Frederick C. Tecce and John B.
           Torkelsen, (collectively, the "Shareholders"), agreed to vote an aggregate of approximately 6,659,214 votes for the election of two designees of SSI to the Board of Directors of the Company.


Also in connection with the transaction, certain of the Company's AM and FM technology was  transferred to Data Design & Development
           Corporation, a Delaware corporation ("3D"), pursuant to a contribution agreement. Under the contribution agreement, each of the Company, SSI and certain  debtholders of the
          Company (including each of the Shareholders) owns
one-third of the issued and  outstanding capital stock of 3D.
          Pursuant to the  License Agreement, 3D granted to the Company an exclusive, royalty-free perpetual right and license in and to the development and marketing of FM technology in the United
         States, Canada and Mexico.  Pursuant to the Technology License
          Agreement,  3D granted to Mobile Broadcasting Corporation
("MBC"), a Delaware corporation, a royalty-free,  exclusive, perpetual
          right and   license in and to the marketing of the AM technology
          in the United States, Canada and Mexico. Initially, SSI owned 75% of the issued and outstanding capital stock of MBC and the Company owned 25% of such capital stock.

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
                        Company and Bishop Capital, L.P. as
                         assigned to the Investors
           	[Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2  Security Agreement dated April 26, 1988 between the
           	Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.2 to Form 8-K filed September 12,
           	1988]
    10.3  Amendment to Loan Agreement and Promissory Note dated
           	as of January 27, 1989 between Bishop Capital, L.P. as assigned to the Investors and the Company. [Exhibit
           	10.4 to Form 10-K for 1988 filed May 15, 1989]
    10.4  Investment Agreement dated as of June 30, 1988
                        between Unicorn Ventures, Ltd., Unicorn
                        Ventures II, L.P., as
           	assigned to the Investors and the Company [Exhibit 10.6 to Form 8-K filed September 12, 1988]
    10.5  Security Agreement dated June 30, 1988 from the
                        Company to Unicorn Ventures, Ltd. and
                        Unicorn Ventures II, L.P.
           	as assigned to the Investors [Exhibit 10.9 to Form 8-K filed September 12, 1988]
    10.6  Registration Agreement dated as of June 30, 1988
           	between Unicorn Ventures, Ltd., Unicorn Ventures II,
           	L.P., as assigned to the Investors and the Company
           	[Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7  Consent and Amendment Agreement dated March
                        31,1989 as assigned to the Investors.
                        [Exhibit 10.10 to Form 10-K
           	for 1988 filed May 15, 1989]
    10.8  1988 Restricted Stock Award Plan. [Exhibit 10.20 to
           	Form 10-K for 1988 filed May 15, 1989]
    10.9  Form of Restricted Stock Agreement. [Exhibit 10.21 to
           	Form 10-K for 1988 filed May 15, 1989]
    10.10Incentive Stock Option [Exhibit 10(c)(iii) to Form 10-K
           	for the year ended December 13, 1981]
    10.11  Amended and Restated Stock Option Plan (1988)[Exhibit
           	10.27 to Form 10-K for 1989 filed April 3, 1990]
    10.12  Security Agreement dated April 19, 1990 from Mikros
           	to Bishop Capital, L.P. as assigned to the Investors
           	[Exhibit 10.35 to Form 10-K for 1990 filed April 12,
           	1991]
    10.13  Security Agreement dated April 19, 1990 from Mikros to
           	Renaissance Holdings PLC as assigned to the Investors.
           	[Exhibit 10.36 to Form 10-K for 1990 filed April 12,
           	1991]
    10.14  Consent and Amendment Agreement dated as of April 19,
           	1990 as assigned to the Investors. [Exhibit 10.37 to Form 10-K for 1990 filed April 12, 1991]
    10.15  Note Modification and Stock Purchase Agreement dated
           	December 31, 1993. [Exhibit 10.47 to Form 10-K for
           	1993 filed March 30, 1994]
    10.16  Common Stock and Warrant Purchase Agreement dated
           	November 15, 1996 by and between Mikros Systems
           	Corporation and Safeguard Scientifics (Delaware), Inc.
           	[Exhibit 10.1 to Form 8-K filed November 18, 1996]
    10.17  License Agreement dated November 15, 1996 by and
             	between Mikros Systems Corporation and Data Design
                         and  Development Corporation.  [Exhibit 10.2 to
                          Form 8-K filed November 18, 1996]
    10.18  Technology License Agreement dated November 15,
                          1996 by and among Data Design and Development Corporation,
           	Mikros Systems Corporation and Mobile Broadcasting
           	Corporation.  [Exhibit 10.3 to Form 8-K filed November
           	18, 1996]
    10.19  Form of 1996 Warrant with Schedule of Warrants.
     	[Exhibit 10.24 to Form 10-K filed February 28,1997]
    10.20 Registration Statement of shares included in the Incentive Stock Option Plan (1981)and the 1992
     	Incentive Stock Option Plan [Form S-8/S-3 filed April 25,1997]
    10.21  Contract to sell defense contracts to General
                           Atronics Corporation  dated April 10, 1998
                           [Exhibit 10.25 to Form 10-K filed November 13, 1998]
    10.22 Non-Compete agreement with General Atronics Corporation dated April  10,1998 [Exhibit 10.26 to Form 10-K filed
                          November 13, 1998]
    10.23  Lease agreement with the Daily Plan It for office space dated July 29, 1998 [Exhibit 10.23 to Form 10-K filed February 28, 1997]
(b)  Reports on Form 8-K
  The Company filed a current Report on Form 8-K with
                the Securities and Exchange Commission on March 15, 2000.
(c)  See (a) 3 above
(d)  Financial Statement Schedules

The following financial statements are incorporated herein:

Independent Auditors' Reports
Balance Sheet at December 31, 2000
Statements of Operations for the years ended December 31,
                2000  and 1999
Statements of Shareholders' Equity (Deficiency) for the years ended December 31,  2000 and 1999
Statements of Cash Flows for the years ended December 31,
             2000 and 1999
Notes to Financial Statements



SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the
          Securities Exchange  Act of 1934,  the registrant has duly
          caused this report to be signed on its behalf   by
         the undersigned,  thereunto duly authorized.

 MIKROS SYSTEMS CORPORATION
   --------------------------
(Registrant)
Dated: March  30, 2001
 By: /s/  Thomas J. Meaney
     --------------------------------
 Thomas J. Meaney, President,


Pursuant to the requirements of the Securities Exchange Act of
           1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


Signatures         		               Date


/s/ Wayne E. Meyer		                 March 30, 2001
------------------------------------
Wayne E. Meyer, Chairman

/s/ Joseph R. Burns		                 March 30, 2001
------------------------------
Joseph R. Burns, Director

/s/ Thomas C. Lynch	                                       March 30, 2001
------------------------------
Thomas C. Lynch, Director

/s/ Thomas J. Meaney                                          March 30, 2001
------------------------------
Thomas J. Meaney, Director

/s/  Tom L. Schaffnit           March 30, 2001
------------------------------
Tom L. Schaffnit, Director











	Lipman Selznick & Witkowski
	Raritan Plaza III
	101 Fieldcrest Avenue
	Post Office Box 6204
	Edison, New Jersey 08818-6204
	(732) 225-8888
	FAX (732) 225-5326

	Independent Auditors' Report

To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheet of Mikros
         Systems Corporation as of December 31, 2000, and the related statements of operations, changes in shareholders' equity and cash flows for the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management.
      Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance  about
          whether the financial  statements are free of material misstatement.
           An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
          An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our
opinion.   In our opinion, the financial statements referred to
          above present   fairly,  in all material  respects, the financial
          position of Mikros  Systems Corporation as of December 31,
          2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared
          assuming  that the Company will continue as a going concern.
           As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A Professional Corporation
Lipman Selznick & Witkowski
Edison, New Jersey
March 6, 2001

	MIKROS SYSTEMS CORPORATION
                              BALANCE SHEETS

                                                               DECEMBER 31,
         ASSETS                                                   2000
------------------------------                                ------------

CURRENT ASSETS
  Cash                                                          $  142,316

  Accounts Receivable	                               39,033

  Receivable from sale of tax attributes       40,964

  Other Current Assets                                         500
                                                                  ------------
TOTAL CURRENT ASSETS                        222,813
                                                                  ------------

  Equipment                                                      59,722

  Less: Accumulated Depreciation              51,255
 		                          ------------
			 8,467
                                                                   ------------
OTHER ASSETS:

  Patent Costs, net                                        27,580
                                               ---------
TOTAL ASSETS	                     $   258,860
                                                               ============

	See Notes to Financial Statements


	MIKROS SYSTEMS CORPORATION
                      BALANCE SHEETS (continued)


 LIABILITIES AND                                                 DECEMBER 31,
 SHAREHOLDERS'  EQUITY                                                 2000
----------------------------------                                  -----------
CURRENT LIABILITIES
  Accounts Payable                                               $   29,840
  Accrued Payroll and Payroll Taxes                       22,079
  Accrued Expenses                                                  35,050
  Due to related parties                                            72,050
  Customer Advances                                           15,000
   ---------
TOTAL CURRENT LIABILITIES                       174,019
   ---------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
par value $.01 per share, authorized 150,000
shares, issued and outstanding 5,000 shares
                                                                80,450
                                                                     --------
SHAREHOLDERS' EQUITY

  Preferred Stock, convertible, par value $.01
  per share, authorized 2,000,000 shares, issued
  and outstanding 255,000 shares
                                                            2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares                11,316

  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding
                                                      6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 30,619,063 shares in 2000 and
                                                 306,191

  Capital in excess of par value               11,334,610

 Accumulated Deficit                                (11,657,176)
                                           -------------
TOTAL SHAREHOLDERS' EQUITY                4,391
                                          --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY     $    258,860
                                            ========

	See Notes to Financial Statements











                         MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS

                                       Years Ended December 31,
                         2000                 1999
                          -------                 -------
Revenues:
 Royalties                $        54,144           $     69,563
                                   ---------              ---------
Expenses:
 Research and Development            -                  230,946
 General and Administrative  149,630                 125,045
 Interest           	           8,147                              -
                                      ------------                -----------
 Total Operating Expenses   157,777                 355,991
                                      ------------                 -----------

Loss from Operations         (103,633)                (286,428)
                                      ---------           ---------
Other Income:
  Sale of New Jersey net operating
    losses   	     214,169                               -
  Gain on sale of equipment     4,377                               -
                                    -----------         ---------
     -
                                  ----------        ---------
Net income (loss) before
  extraordinary item 	     114,913                 (286,428)

Extraordinary items:
Gain on settlement of accounts payable
  obligations	                  -                        8,893
                                -------          ---------

Income (loss) before provision for
 income taxes                        114,913                 (277,535)
Provision for income taxes      5,200                              -
                               ---------        ---------

Net income (loss)             $  109,713              $(277,535)
                                               ============  ===========

Basic income (loss) per
          share                           $     0.00                 $    (0.01)
Basic income per share-extraordinary
  items		                -                         0.00
                                       ----------             ---------
Basic income (loss) per
              share                     $     0.00                $    (0.01)
                                                ============  =============
Weighted average number of shares
 outstanding                          29,559,670           28,388,986
                                               ============  =============

See Notes to Financial Statements

	MIKROS SYSTEMS CORPORATION
	STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
	YEARS ENDED DECEMBER 31, 2000 AND 1999


          Preferred Stock    Preferred Stock B  Preferred Stock D
             $0.01 Par Value    $0.01 Par Value     $0.01 Par Value
---------------------------------------------------------------------------
                 Number      Par     Number     Par     Number     Par
         of shares   Value   of shares  Value   of shares  Value
------------------------------

1559:Balance-
     December 31, 1998  255,000 $2,550 1,131,663  11,316  690,000   6,900



 ----------     --------  --------------- --------- ------------ --------
1564:Balance-
     December 31, 1999  255,000  $2,550 1,131,663 $11,316 690,000 $ 6,900

1566:Exercise of warrants
1567:Issuance of common stock
1568:Conversion of secured debt
1569: Net income
  -----   --------  ----------------   ---------  ----------  --------
1571:Balance -
     December 31, 2000 255,000 $ 2,550 1,131,663 $11,316  690,000$ 6,900
                    =======  =====  ========= ====  ====== ======


                                                       Capital in
                   Common Stock       excess of     Accumulated
                  $0.01 Par Value     Par Value       Deficit
                  ------------------------------------------------
                                 Number      Par
                                 of shares   Value
                               -----------------------

1583:Balance-
      December 31, 1998 27,422,296  $274,223 $ 10,946,919  (11,489,354)

                                   1,166,667       11,667            58,333
                                          	             (277,535)
          ---------  -------------  ----------------     -----------------
1588:Balance-
      December 31, 1999  28,588,963 $285,890 $ 11,005,252  $(11,766,889)

112,500          1,125            1,250
1591:  Issuance of Common
  Stock    43,750             438                     -
1592:  Conversion of Secured
           Debt                          1,873,850        18,738        328,108
                                                                   109,713
    --------    ------------   ---------------    --------------
1595:Balance -
      December 31, 2000 30,619,063 $306,191 $ 11,334,610  $(11,657,176)
                              ==========  ========  =========== =========

                                  See Notes to Financial Statements






                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS

                                            Years Ended December 31,
         2000             1999
       -------             --------
Cash Flow From Operating Activities:
  Net income (loss)                          $   109,713     $  (277,535)
 Adjustments to reconcile Net income (loss)
 to Net Cash  Provided (used) by
 Operating Activities:
  Settlement of Accounts Payable                     -             (8,893)
  Depreciation and Amortization               2,119              8,154
  Asset Impairment    -        19,000
  Common Stock issued for services
    related                          83,195            -
  Gain on sale of assets                          (4,377)	   -
Net Changes in Operating Assets and Liabilities
  Accounts Receivable                             (9,033)            (7,977)
  Receivable on sale of tax attributes  40,964                         -
  Other Current Assets           -                6,648
  Accounts Payable                               (22,718)            (16,615)
  Accrued Payroll and Payroll Taxes      3,161                   (692)
  Accrued Expenses                               26,212             116,770
                                  --------  -----
 Net Cash provided by (used in)
   operating activities	                      140,986           (161,140)
                           ------           -----
Cash Flows From Investing Activities:
   Proceeds from sale of equipment      6,000	    -
   Patent costs    (2,206)                        -
                          ------           -----
Net Cash Provided by investing
  Activities	                           3,794	   -
                        ------            ------

Cash Flows Provided from Financing  Activities:
  Proceeds (repayment) from
    related parties                           (39,043)          111,093
  Proceeds from exercise of
    options and warrants                   2,813                       -
  Repayment of debt
                 and capital leases                   -            (17,170)
                -------           ------
   Net Cash Provided by (used in)
    financing activities                (36,230)           93,923
             -----       ------

Net increase (decrease) in cash            108,550            (67,217)
Cash, Beginning of Year	 33,766          100,983
        ------         ------
Cash, end of year                 $  142,316     $    33,766
                                                       ======    ========
Supplemental disclosure of non-cash
 activities:
Engineering services utilized $              -      $  (234,722)
                                                     =======   =========
Stock Issued from conversion of notes
    payable	                        $   115,900     $    70,000
                                                      ======    =========
See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
    NOTES TO FINANCIAL STATEMENTS


A. THE COMPANY
-------------------------

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

Data Design and Development Corporation (3D) was founded in 1996 as a part of the Company's agreement with Safeguard Scientific agreement and retains ownership of the AM and FM technology.
3D has licensed the FM technology rights in North America to the Company and the AM technology rights in North America to MBC. Mikros owns 2/3 of 3D and Safeguard owns the remaining 1/3.

1888:   As a result, the Company's Board of Directors determined that it
1889:   would be in  the best  interest of the shareholders to sell the
1890:   government contracts and use the  proceeds to focus
1891:   exclusively on the commercial contracts, particularly the AM
1892:   radio data casting

The Company sold its military contracts to an unrelated third party
(the Purchaser).  The Purchaser entered into a royalty agreement with the  Company, they are required to pay  2% royalty on all
1897:    data terminal set sales.  The agreement expires in 2002.  A 2%
1898:    royalty to be  paid to the Company  over four years on all data
1899:    terminal sets sales.  In addition, the Purchaser  was obligated to
1900:    supply $1,000,000 in engineering services to the Company
which will continue to be expended on the AM data program in cooperation  with MBC.  The Company was provided with
engineering services by the Purchaser  pursuant to the
agreement which aggregated $1,000,000 for the year ended
1905:    December 31, 1999.





B.   SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------

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


Equipment
---------

Equipment is stated at cost. Depreciation is computed
using the straight-line  method  based on estimated useful lives which
 range from 2 to 5 years.   Depreciation  expense amounted to $0
and $6,000 for years ended December 31, 2000 and 1999, respectively.

Certain property and equipment were deemed to be impaired and were written down to their fair value. An impairment loss which was charged to general and administrative amounted to $19,000 for the year ended December 31, 1999.



Earnings per Common Share
-------------------------

The Company adopted Statement of Financial
 Accounting Standards No.128,   earnings per share,
and in accordance with this provision has restated all
prior periods. Basic earnings per common share
is computed using the weighted   average number of
shares outstanding. The number of common shares that would be issued from the exercise of stock options and warrants, and the conversion of convertible preferred stock would be anti-dilutive.

Revenue Recognition
-----------------------------

 Royalty revenues are recorded when shipments are completed and reported to the Company.


Patents
 ----------

Patent costs are amortized over a 17-year life.  Amortization expense amounted  to  $2,119 and $2,154 for the years ended
December 31, 2000 and 1999,   respectively.

Warranty Costs
---------------------

The Company expects warranty costs to be minimal.


Use of Estimates
------------------------

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

Cash
--------

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2000, there were cash balances with a financial
 institution in excess of 	FDIC Insured Limits.





C.   FINANCING TRANSACTIONS
---------------------------------------------
1996 Financing
---------------------

In a series of transactions from February through May 1996,
 the Company issued secured promissory notes and warrants to raise an aggregate of $641,500 (including $122,500 from officers and directors). The promissory notes were for a term of approximately
eighteen months,   bearing  interest at 12% on the unpaid balance,
and were secured by certain assets  of the Company.
  In addition, the Company issued warrants to purchase   five (5)
shares of Common Stock at $0.01 per   share for each dollar of debt.
1836: The value of the warrants was immaterial and no accounting recognition was given to their issuance.

In October 1996, all of the note holders agreed to a deferral of principal payments  in  exchange for the right to convert outstanding
debt to Common Stock of the Company at a rate of   one (1) share
of stock for $1.00 of debt. The Company determined that the fair value of the conversion feature was inmaterial. Accordingly, no accounting recognition has been given to this modification of terms.

2041:  The Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at
$0.06 per share in order to restructure its debt.   During
2000, the remaining note holder converted the debt and 2045: interest, totaling $43,000 under the 1998 terms.
A total of 4,840,268 shares of common stock were issued for conversion of debt.

Safeguard Scientifics (Delaware) Inc. (SSI)
---------------------------------------------------------

2051: On November 15, 1996, the Company, all of its secured creditors and Safeguard entered into an agreement. Under the agreement Safeguard paid $1,000,000 to the Company.

2055: Safeguard received:  1) 1,912,000 shares of Common
Stock of the Company; 2)  a warrant to purchase 2,388,000
shares of Common Stock at $0.65 per share; 3)  a warrant
to purchase 3,071,000 shares at $0.78 per share; 4) a 75%
interest in  an exclusive,  royalty-free, perpetual license of the
AM technology in the United   States, Canada and
Mexico (through Safeguard's ownership in MBC); and 5) a
2060:  1/3 interest in the FM and  AM technology (through
Safeguard's ownership in 3D).  This transaction
\is more fully described below.

2063: Two (2) new companies were formed, Data Design
\and Development   Corporation (3D) and Mobile
Broadcasting Corporation (MBC).  The Company
2065: received one-third of 3D in  exchange for certain
of its AM and FM technology.  Safeguard received
one-third of 3D in  exchange for a commitment to invest
2067: up to $1,000,000 in MBC.  The secured creditors
received  one-third   of 3D and released their security
interest in the technology transferred.   The Company
 received 25% of MBC for $50.  Safeguard received 75%
2070: of MBC for $200,000. During 2000, the secured creditors converted their shares of 3D stock into the
 Company stock. Accordingly, the Company has become the majority stockholder of Data Design and Development Corporation.

2088:    3D granted MBC an exclusive, royalty-free, perpetual
license to the AM technology   in the  United States,
Canada and Mexico.  3D granted the Company an
exclusive, royalty-free, perpetual  license to the FM
technology in the United   States, Canada and Mexico.
3D retained rights to the AM and  FM
technology in the rest of the world. The Company and MBC entered into a consulting arrangement under which the Company was paid for the development of the AM technology. 3D owns the rights to such technology.

2083:
          The Company is unable to assign fair values to these
transactions.  No   amount of cash  consideration was considered
attributable to a sale of the AM   or FM technology or to the license
thereto.   No gain was recognized on  the transfer of the technology.
The entire amount of the cash consideration received from Safeguard was recorded as a sale of Common Stock.

2106:  2089:
           In connection with the sale of the Common Stock and the
Warrants, the Company   granted  to Safeguard certain piggyback
and demand registration rights with   respect to the Common
Stock  and the Common Stock underlying the Warrants.
 In addition, the Company granted to Safeguard a right of first refusal pursuant to which, subject to certain conditions, in the event the Company issues, sells or exchanges any securities, it must first offer such securities to Safeguard and such offer must remain open and irrevocable for 30 days.
 Such right of first refusal may only be waived in writing and terminates at such time as Safeguard owns less than 10% of the Common Stock.

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

1992-93 Financing
-------------------------

The Company paid the investors of the 1992-93 financing all of the interest accrued on their notes payable through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $0.06 per share in order to restructure its debt. There were 4,166,668 shares issued as a result. One of the investors chose not to convert his notes which totaled $72,500.
During 2000, the investor converted his note into 290,000 shares of common stock.

D.   DIVIDENDS
---------------------
 As of December 31, 2000 and 1999, there were dividends in arrears on shares of Series D Preferred Stock of $483,000 and $414,000 ($.10 per share)  respectively.





E.   REVENUES
---------------------

Royalty revenues from one customer amounted to 100% of total revenues in 2000 and 1999, respectively.


F.  INCOME TAXES
--------------------------

Income taxes are recorded in accordance with FASB
Statement 109 "Accounting for  Income Taxes".

The Income tax provision (benefit) is computed as follows:



                                                2000        1999
                                                 ---------   ---------

Current tax expenses                $   48,800   $   - 0 -
Benefit from utilization of
 net operating losses                  (38,400)          -
Benefit from utilization of
 State R&D credits                         ( 5,200)           -
Deferred Tax Expense (Benefit) 698,700    (111,016)

Changes in Valuation Allowance(698,700)    111,016
  ---------    ---------

Net Tax Provision                          $     5,200      $   - 0 -
                                                 ========   =========

During 2000, as permitted by New Jersey Statues, the Company has sold their entire state net operating loss carryforwards and approximately $40,000 of its available state research and development credits. The Company realized $214,169 from the sale of these tax attributes.

The differences between the statutory federal income tax rate and the effective Company tax rate is as follows:

     2000              1999
     -------               --------
Federal statutory rate		(34.0)%	 34.0%
Utilization of net operating
 loss carryforwards                                       (32.5)	   0.0
State income taxes, net of
 federal tax effect        	             3.0                       0.0
Increase in valuation
 allowance	     	     0.0                   (34.0)
      ---------           ----------
Effective tax rate          4.5%           0.0%
    ======          =======



Total available Net Operating Loss Carry Forwards are reflected in the following schedule:

            	                            YEAR         AVAILABLE FOR
            		 OF             FEDERAL
                              EXPIRATION       TAX PURPOSES

		2001            1,441,000
		2002              923,000
		2003              606,000
		2004              147,000
		2005               81,000
                   	2010              602,000
          		2011            1,422,000
 	          	2012              339,000
          		2013              277,000
                                                ---------------
                       	    $5,838,000
                                                ---------------


The deferred tax asset and deferred tax
liability consist of the following:

                                         2000         1999
                                       ---------    ---------
Deferred tax asset:

 Net Operating loss
  carry forward                     $ 1,984,920  $  2,635,475
  Research and Development
    credit	           52,532          100,725
  Valuation Allowance      ( 2,037,452)    ( 2,736,200)
                                       --------------      ----------------
Net deferred tax asset     $               -       $          -
                                             ==========   ===========
Total Deferred tax
 liability        	   $             -        $          -
                                             ==========   ===========

 Deferred income tax assets and liabilities are computed
 annually for  differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable  to the periods in which  the differences are expected to affect taxable income.  Valuation allowances
2231: are established when necessary to reduce deferred
tax assets to the amount  expected to be realized.   Income
tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


G.  RELATED PARTY TRANSACTIONS
----------------------------------------------------

As of December 31, 2000, the Company owed its board members $19,573.


 MBC has advanced the Company $52,477 for working capital purposes. The obligation is due on demand without interest.


H.  MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
------------------------------------------------------------

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


I. SERIES B CONVERTIBLE PREFERRED STOCK
--------------------------------------------------------------------

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


J.  SERIES D PREFERRED STOCK
------------------------------------------------

The Series D Preferred Stock was issued in 1993 in order to
partially satisfy notes payable and accrued interest thereon pursuant to a debt restructuring. The Series D Preferred Stock provides for an annual cumulative dividend of $.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Company's
Convertible Preferred Stock, Series B  Preferred Stock, and Series
C Preferred Stock,  an amount in cash equal to the Redemption
Price for  each share of  Series D Preferred Stock held by such
holder. The holders of Series D   Preferred Stock will not be entitled
to any further payment.


K.  STOCK OPTIONS AND WARRANTS
-----------------------------------------------------

 In 1992, the Company adopted an Incentive Stock Option Plan.
The stock option plan,  as amended provides for ten-year options to
purchase up   to 2,000,000 shares of Common Stock at  a price
equal to the market price of the shares on date of grant, exercisable at the cumulative rate of 25% per annum.

The Company has adopted the disclosure-only provisions of
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), but applies
APB Opinion 25 and  related interpretations in accounting for its
various stock option plans.    There was no compensation cost
for the years ended December 31, 2000 and 1999, respectively.
           Had compensation
cost been recognized consistent with the method
2315: prescribed by Statement of Financial Accounting
Standards No. 123,  the Company's net loss and loss per
share would have been changed to   the pro forma
amounts  as follows:

                                               2000           1999
                                            -----------    -----------
Net income (loss):
               As Reported             $  109,713      $(277,535)
                                                ==========     ===========
               Proforma                   $  109,713      $(277,535)
                                              ==========     ===========
Basic earnings (loss) per share:

               As Reported               $   (0.00)       $    (0.01)
                                             ==========    ===========
               Proforma                    $   (0.00)        $    (0.01)
                                            ==========    ===========

2333: The fair value of the Company's stock options used to compute proforma net income (loss) and net income (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

     ASSUMPTION                 2000              1999
                                              -----------       ----------
     Dividend yield                        0%              0%
     Risk free interest rate    6.48%           6.48%
     Expected life                    5 years         5 years
     Expected volatility             235%            235%

2346: Proforma net income (loss) reflects only options granted in 1996 and 1995. Options which were granted in 1997 were subsequently forfeited. In addition, 42.3% of all outstanding options as of December 31, 1998 were forfeited in 1999. Therefore, the full impact of calculating compensation cost for 2350: stock options issued in 1997 under Statement of Financial Accounting Standards No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is not material.
2353:Compensation cost for options granted prior to January 1, 1995 is not considered.


2357: Option activity under the Company's Plan is summarized below:


   Weighted                Weighted
   Average                  Average
   Exercise                 Exercise
    Price        1999      Price
  --------------------------------------
Options outstanding
            beginning
  of year               240,000 $0.1240     360,000    $ 0.1276
Granted               361,818  0.1040           -                0.0000
Exercised            (25,000) 0.0003           -                0.0000
Cancelled	          -     0.0000    (120,000)     (0.0858)
 ---------------------------------------------------------------------
Options outstanding,
      end of year              576,818$(0.1520)    240,000    $ 0.1240
  ====================================================

The following summarizes information about the Company's stock options outstanding at December 31, 2000:

                    Options Outstanding                     Options Exercisable
---------------------------       ---------------
   Number        Weighted Avg.      Weighted      Number      Weighted
   Outstanding   Remaining  Avg. Exercise Exercisable Avg. Exercise
    at 12/31/00    Contractual Life   Price            as 12/31/00     Price
   ----------   -----------  ----------   ----------   ----------
      100,000         2.9 years       $0.0625 	      -           $0.0625
       20,000         5.3 years       $0.1875	      -          $0.1875
      30,000         6.5 years       $0.50	      -                     $0.50
      75,000         8.4 years       $0.06              25,000             $0.06
      280,000        9.4 years      $0.15	       -                    $0.15
        81,818         9.6 years        $0.22                         -  $0.22

          		  As of December 31,

Common Stock Warrants:         2000         1999
                                                 -------         -------
Warrants outstanding and
 exercisable at,
 beginning of year                  6,759,000     6,800,666
Granted                                         -                   -
Exercised                                  (131,250)              -
Expired or terminated                       -              (41,666)
                                           -----------    ----------
Warrants outstanding and
 exercisable, end of year       6,627,750     6,759,000
                                                ==========    =========

Exercise price per warrant
                                                  $0.01,         $0.01,
                                                  $0.06,         $0.06,
                                                  $0.10, &      $0.10, &
                                                  $0.26           $0.26
                                                  $0.65, &       $0.65, &
                                                   $0.78          $0.78

                                                      As of December 31,
Series C Preferred
Stock Warrants                           2000          1999
                                                 -------          -------
Warrants outstanding and
 exercisable at, beginning
  of year                                      97,500	97,500
Granted                                          -                    -
Exercised                                       -                   -
Expired or terminated                        -                   -
 ------            -----
Warrants outstanding and
 exercisable, end of year      97,500         97,500
                                              ========      ========

Exercise price per warrant   $1.00         $1.00
                                             ========      ========


L.   PROFIT SHARING PLAN
--------------------------------------

The Company maintained a 401(K) Profit Sharing Plan.
 The Plan allowed  for a Company  match of employee
contributions to the plan up to a limit  of one and one-half percent
(1.5%) of   annual compensation.  The payment of the Company
matching contribution had been suspended  since August, 1995.

2442:  In 1999, the Company notified its present employees as
well as former  employees   who remained in the Plan of its
intent to terminate the plan.  The Plan was terminated in 2000.

M.   FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------------------------------

2449:  The carrying amounts reflected in the financial statements
for cash, loans and   notes  payable approximate the respective
fair values due to the short  maturities of those instruments.

                      December 31, 2000                 December 31, 1999
              ------------------------
                         Carrying                                 Carrying
                       Amount     Fair Value                Amount   Fair Value
          ----------------------
Assets
$  142,316  $142,316          $   33,766   $  33,766
2508:   Unbilled receivables
  (A)  -                -                           -               -
Liabilities
2510:   Notes payable -
 -            -          107,500   107,500
   Mandatorily redeemable
2512:  preferred stock(a)
                        80,450    -   80,450

It is not practicable to estimate the fair value of  unbilled
receivables,   long-term  debt and mandatorily  redeemable preferred
stock because of the inability to estimate fair value without incurring excessive costs.