Form 10QSB
period 2001-03-31
MIKROS SYSTEMS CORP
filed 2001-05-15
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 2-67918

Mikros Systems Corporation
--------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware				14-1598200
--------				----------
(State of Other Jurisdiction	(I.R.S. Employer
 of Incorporation or Organization) Identification No.)

707 Alexander Road, Building Two, Suite 208,
Princeton, New Jersey 08540
-------------------------------------------
(Address of Principal Executive Offices)

609-987-1513
------------
(Issuer's Telephone Number, Including Area Code)

-------------------------------------------------
(Former Address, If Changed Since Last Report)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ___X___      No:_______

State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2001:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      30,619,063

Transitional Small Business Disclosure Format (check one):

Yes:___X___        No:________






TABLE OF CONTENTS

PART I.  FINANCIAL STATEMENTS                PAGE #

Item 1.  Financial Statements                            3

CONDENSED BALANCE SHEET
As of March 31, 2001 (unaudited)                     4

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2001
 and 2000 (unaudited)                                         6

CONDENSED STATEMENTS OF CASH FLOWS
 For the Three Months Ended March 31, 2001
 and 2000(unaudited)                                         7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
 (unaudited)                                                           8

 Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of
 Operations                                                          11

  Results of Operations                                     13

  Liquidity and Capital Resources                  13

PART II  OTHER INFORMATION

   Item 5.  Other Information                             15

   Item 6.  Exhibits and Reports on
   Form 8-K                                                          15

   SIGNATURES                                                  16




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Mikros Systems Corporation (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the fiscal year ended December 31, 2000.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

					MARCH 31,
ASSETS				        2001
------ 				--------

CURRENT ASSETS

  Cash					$ 141,741
  Accounts Receivable		   67,496
  Other Current Assets		    5,900
					  --------
  TOTAL CURRENT ASSETS		  215,137
   					  --------

FIXED ASSETS

  EQUIPMENT				   59,722
    Less: Accumulated Depreciation (51,255)
					  --------
FIXED ASSETS, NET			    8,467
				        --------
OTHER ASSETS

  Patent Costs, Net                 24,844
                                  --------
                                    24,844
					 --------
TOTAL ASSETS		  	 	$ 248,448
                                 =========

  See Notes to Financial Statements






MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                  MARCH 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2001
						      ---------
CURRENT LIABILITIES
  Accounts Payable                                 $52,769
  Accrued Payroll and Payroll Taxes                 23,514
  Accrued Expenses                                  40,667
  Unbilled Receivables				        5,086
  Advances from an affiliate                        52,174
  Customer Advances                                 15,000
                                                 ---------
TOTAL CURRENT LIABILITIES                         $189,210
                                            --------
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  		                                     80,450
			                             -------
SHAREHOLDERS' DEFICIENCY

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,131,663 shares                  11,316

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 30,619,063                           309,091

  Capital in excess of par                      11,331,710
  Accumulated deficit                          (11,682,779)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (    23,212)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  246,448
                                               ============

See Notes to Financial Statements








MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                               Three Months Ended,
                       March 31, 2001   March 31, 2000
                       --------------   --------------
Revenues:
  Royalties            $      31,960    $      6,382

                        -------------    -----------
Expenses:
 General & Administrative     57,561          45,558
                          -----------    -----------
                              57,561          45,558
                          -----------    -----------

Net Operating Loss           (25,601)        (39,176)

Gain from disposition
  of asset                         -           4,377
                          -----------    -----------
Net Loss                $    (25,601)    $   (34,799)
                         ============    ============

Basic Loss Per Share    $        0.00    $      0.00
                         ============    ============
Weighted Average number
 of shares outstanding     30,619,063     28,667,479
                         =============   ============

See Notes to Financial Statements










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                         The Three Months Ended
                                         March 31, 2001  March 31, 2000
                                         --------------  --------------
Cash Flow From Operating Activities:
   Net Loss                                $( 25,601)  $ (34,799)
Adjustments to reconcile Net (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization		    530         530
  Gain from Disposition of Assets		     -       (4,377)
 Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable			        12,500	     23,438
   Other Current Assets			(5,400)	     (4,058)
   Other Assets    			         2,206           -
  Increase (Decrease) in:
   Accounts Payable				  3,354      16,788
   Accrued Payroll and Payroll Taxes	         1,436           -
   Other Liabilities                          10,400      32,246
                                             --------   --------
 Net Cash Provided by Operations                (575)     29,768
						--------   --------
 Cash flows provided by Investing Activities:
     Sale of equipment				      -       6,000
                                             --------   --------
 Cash Flows Provided from Financing
      Activities:
     Advance from related party		      -       1,432
     Proceeds from exercise of options
       and warrants                                -       2,375
                                             --------   --------
 Net Cash Provided by financing
    Activities					      -       3,807
	  		                      ---------   --------
 Net increase (decrease) in cash		   (575)     39,575
 Cash, beginning of the period               142,316      33,766
                                             --------    --------

Cash at the end of the period		      $ 141,741    $ 73,341
                                             ========    ========

Supplemental Disclosure of non-cash
Information:

  Stock Issued from Conversion of
    Non-Secured Debt			     $        -    $230,946

      See Notes to Financial Statements






MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) MARCH 31, 2001

Note 1  Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001.

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

In view of these matters, realization of a major portion of the assets in the accompanying business sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to obtain financing and/or equity capital to support further development for its commercial wireless business and continuing operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity to continue as a going concern.





Note 2  Stockholder's Equity:

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


SERIES B CONVERTIBLE PREFERRED STOCK
------------------------------------

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


SERIES D PREFERRED STOCK
------------------------

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

Note 3  Financing:

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

The Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $0.06 per share in order to restructure its debt. Most debt holders converted at that time. In 2000, the remaining note holder converted the debt and interest, totaling $43,000 under the 1998 terms.
As a result of all conversions 4,840,268 shares of common stock were issued.

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




Item 2.  Management's Discussion and Analysis of
	  Financial Condition and Result of Operations.


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

Results of Operations
---------------------

Three Months Ended March 31, 2001 and 2000

Total revenues were $31,960 for the first quarter ended March
31, 2001 compared to $6,382 for the same period in 2000. The
2001 revenues represent royalties earned pursuant to the Company's divestiture of its military contracts.

General and Administrative expenses for the quarter ended
March 31, 2001 were $57,561 versus $45,558 in the quarter ended March 31, 2000.

No interest expense was recorded during the first quarter of 2001 or during the quarter ended March 31, 2000.

Net loss for the three months ended March 31, 2001 was $25,601 versus a net loss of $34,799 for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At March 31, 2001, the Company had cash of $141,741. As of
March 31, 2001, the Company had working capital of $25,928.

Net cash used by operating activities was approximately
$575 which includes changes in certain of the Company's operating assets and liabilities and the net loss of the three months ended March 31, 2001.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for the quarter ended March 31, 2001 were $31,960.

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





PART II.  OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K.

None.






SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE:  May 15, 2001		By:/s/Thomas J. Meaney
			       ----------------------
				 President