Form 10QSB
period 2001-06-30
MIKROS SYSTEMS CORP
filed 2001-08-15
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 2-67918

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

Yes: ___X___      No:_______

State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2001:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,106,753

Transitional Small Business Disclosure Format (check one):

Yes:___X___        No:________






TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION               PAGE #

Item 1.  Financial Statements 3

	CONDENSED BALANCE SHEET
	As of June 30, 2001 4

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended and the Six Months
       Ended June 30, 2001 and 2000    6

	CONDENSED STATEMENTS OF CASH FLOWS
	 For the Three Months Ended and Six Months Ended
        June 30, 2001 and 2000 7

	NOTES TO THE CONDENSED FINANCIAL
        STATEMENTS 8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations 12

	  Results of Operations 14

	  Liquidity and Capital Resources 14

PART II  OTHER INFORMATION

	   Item 2.  Changes in Securities and Use
		      of Proceeds 16

	   Item 5.  Other Information 16

	   Item 6.  Exhibits and Reports on
		      Form 8-K 16

	   SIGNATURES 17




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





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

					JUNE 30,
ASSETS				        2001
------ 				--------

CURRENT ASSETS

  Cash					$ 124,990
  Accounts Receivable		   55,952
  Other Current Assets		      870
					  --------
  TOTAL CURRENT ASSETS		  181,812
   					  --------

  EQUIPMENT				   61,063
    Less: Accumulated Depreciation (51,389)
					  --------
EQUIPMENT, NET   			    9,674
				        --------
OTHER ASSETS

  Patent Costs, Net                 24,314
                                  --------
                                    24,314
					 --------
TOTAL ASSETS		  	 	$ 215,800
                                 ==========

  See Notes to Financial Statements






MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                   JUNE 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2001
						      ---------
CURRENT LIABILITIES
  Accounts Payable                                 $36,112
  Accrued Payroll and Payroll Taxes                 23,189
  Accrued Expenses                                  19,394
  Advances from an affiliate                        48,555
  Customer Advances                                 15,000
                                                 ---------
TOTAL LIABILITIES                                 $142,250
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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,106,753                           311,068

  Capital in excess of par                      11,363,671
  Accumulated deficit                          (11,702,113)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (     6,900)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  215,800
                                               ============

See Notes to Financial Statements








MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                       Three Months Ended,		  Six Months Ended
                   June 30, 2001  June 30, 2000  June 30, 2001 June 30, 2000
                  -------------- -------------- ------------   -------------
Revenues:
  Royalties       $      18,193   $   17,232	    $ 50,153       $ 23,614

                   -------------  -----------    ------------  --------------
Expenses:
 General &
 Administrative          37,529       38,339	       95,088        83,897
                   -------------  -----------    ------------  --------------
                         37,529       38,339       (44,935)       83,897
                    ------------  -----------    ------------  --------------

Net Operating Loss      (19,336)     (21,107)	     -       (60,283)

Gain from disposition
  of asset                    -            -              -         4,377
                     -----------  -----------    ------------  --------------
Net Loss           $    (19,336)  $   (21,107)   $  (44,935)    $ (55,906)
                    ============  ============   ============  ==============

Basic Loss Per
 Share             $        0.00  $       0.00  $     0.00     $     0.00
                    ============  ============   ============  ==============
Weighted Average number
 of shares
 outstanding          30,831,979   29,230,790     30,726,109      28,949,135
                    ============= ============   ============  ==============

See Notes to Financial Statements










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                         The Three Months Ended  The Six Months Ended
                   June 30, 2001  June 30, 2000  June 30, 2001 June 30, 2000
                   -------------- -------------- ------------- --------------
Cash Flow From Operating Activities:
   Net Loss                 $( 19,334) $ (21,107)  $ (44,935)  $ (55,906)
Adjustments to reconcile Net (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and
     Amortization	           664        530        1,194	 1,060
  Gain from Disposition of Assets  -          -            -       (4,377)
 Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable	        11,544	    (14,831)     24,045        8,607
   Other Current Assets	(5,030)       1,049       (370)      (3,009)
   Other Assets    	             -          - 	   2,206  	    -
  Increase (Decrease) in:
   Accounts Payable		(16,657)   (1,926)	   6,272       14,862
   Accrued Payroll and Payroll
    Taxes	                  (325)        -	   1,110           -
   Accrued Expenses            (2,359)  (15,028)      (15,658)      17,218
                            ---------   --------	---------     --------
 Net (used in) by
  Operations                  (21,437)   (51,313)     (26,136)     (21,545)
			     ----------    --------	----------	--------
 Cash flows provided by Investing Activities:
     Sale of equipment		    -            -	        -        6,000
     Purchase of Equipment     (1,341)         -       (1,341)            -
                            ----------    --------    ----------    --------
  Net Cash Provided by
   (used in) investing
    activities                 (1,341)         -       (1,341)	  6,000
                             ----------   ---------   ----------    ---------
 Cash Flows Provided from Financing
      Activities:
     Advance (repayment) from
       related party		3,619             -	   (23,495)        1,432
     Proceeds from exercise of options
       and warrants               -            437	         -	    2,812
     Proceeds from issuance
      of common stock         9,646              -        9,646             -
                             ----------   ---------	  ----------	   -------
 Net Cash Provided by financing
   Activities		       6,029             437       10,151	    4,244
	  		       ---------    ---------    ----------     --------
 Net increase (decrease)
  in cash		      (16,751)       (50,876)	    (17,326)       (11,301)
 Cash, beginning of the
   period                    141,741         73,341	    142,316         33,766
                            ---------      --------     ---------	    --------
Cash at the end of
  the period		   $   124,990       $ 22,465     $ 124,990      $ 22,465
                             ========      =========     =========	     ========

Supplemental Disclosure of non-cash
Information:

  Stock Issued from Conversion of
    Accrued Expenses      $   24,000    $         -      $  24,000      $      -

  Stock Issued from Conversion of
    Non-Secured Debt	   $         -    $         -	     $       -       $230,946

      See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) JUNE 30, 2001

Note 1  Basis of Presentation:

he financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2001 and the results of its operations and its cash flows for the six months ended June 30, 2001.

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

COMMON STOCK
------------

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

Mikros entered negotiations in late 1997 for the sale of its military contracts to General Atronics Corporation (GAC). The resulting transaction was concluded in 1998 and included a $600,000 cash payment and a 2% royalty to be paid to the Company over four years on all data terminal set sales. In addition, the purchaser was obligated to supply $1,000,000 in engineering services to the Company which since has been expended.

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

Results of Operations
---------------------

Six Months Ended June 30, 2001

Total revenues were $18,193 for the second quarter ended June
30, 2001 compared to $17,232 the same period in 2000. The
2001 revenues represent royalties earned pursuant to the Company's divestiture of its military contracts.

General and Administrative expenses for the quarter ended
June 30, 2001 were $37,529 versus $38,339 in the quarter ended June 30, 2000.

No interest expense was recorded during the second quarter of 2001 or during the quarter ended June 30, 2000.

Net loss for the six months ended June 30, 2001 was $19,336 versus a net loss of $21,107 for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At June 30, 2001, the Company had cash of $124,990. As of
June 30, 2001, the Company had working capital of $39,562.

Net cash used by operating activities was approximately
$26,136 includes changes in certain of the Company's operating assets and liabilities and the net loss of the six months ended June 30, 2001.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for the quarter ended June 30, 2001 were $18,193.

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



PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

In April 2001, the Company issued 400,000 shares of Common
Stock to a consultant in consideration of consulting services previously rendered to the Company.

In June 2001, the Company issued 87,690 shares of Common Stock upon the conversion of 29,230 shares of Series B Convertible Preferred Stock of the Company. The Series
B stockholder paid the Company an aggregate conversion price of $9,646 for such shares.

The Company believes that the issuances of shares of Common Stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated under the Act, as transactions not involving a public offering. Appropriate legends have been affixed to the stock certificates issued to the purchasers of the shares of Common Stock. All purchasers had adequate access to information about the Company and each purchaser acquired the securities for investment only and not with a view to distribution.


Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K.

None.






SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE:  August 15, 2001	By:/s/Thomas J. Meaney
			       ----------------------
				 President