Form 10QSB
period 2001-09-30
MIKROS SYSTEMS CORP
filed 2001-11-14
CIK 317340

1:
2:
3:
4:
5:
6:     U.S. SECURITIES AND EXCHANGE COMMISSION
7:     WASHINGTON, DC 20549
8:     ---------------------------------------
9:
10:     FORM 10QSB
11:
12:     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
13:     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
14:
15:     For the quarterly period ended September 30, 2001
16:     Commission File No. 2-67918
17:
18:     Mikros Systems Corporation
19:     --------------------------
20:     (Exact Name of Small Business Issuer as Specified
21:      in its Charter)
22:
23:     Delaware				14-1598200
24:     --------				----------
25:     (State of Other Jurisdiction	(I.R.S. Employer
26:      of Incorporation or Organization) Identification No.)
27:
28:     707 Alexander Road, Building Two, Suite 208,
29:     Princeton, New Jersey 08540
30:     -------------------------------------------
31:     (Address of Principal Executive Offices)
32:
33:     609-987-1513
34:     ------------
35:     (Issuer's Telephone Number, Including Area Code)
36:
37:     -------------------------------------------------
38:     (Former Address, If Changed Since Last Report)
39:
40:     Check whether the Issuer: (1) filed all reports required to
41:     be filed by Section 13 or 15 (d) of the Securities Exchange
42:     Act of 1934 during the past 12 months (or for such shorter
43:     period that the registrant was required to file such reports),
44:     and (2) has been subject to such filing requirements for the
45:     past 90 days.
46:
47:     Yes: ___X___      No:_______
48:
49:     State the number of shares outstanding of each of the Issuer's
50:     classes of common stock, as of September 30, 2001:
51:
52:     Class                           Number of Shares
53:     -----                           ----------------
54:     Common Stock, Par Value $.01      31,106,753
55:
56:     Transitional Small Business Disclosure Format (check one):
57:
58:     Yes:___X___        No:________
59:
60:
61:
62:
63:
64:     TABLE OF CONTENTS
65:
66:     PART I.  FINANCIAL INFORMATION               PAGE #
67:
68:     Item 1.  Financial Statements............................... 3
69:
70:     	CONDENSED BALANCE SHEET
71:     	As of September 30, 2001................... 4
72:
73:         	CONDENSED STATEMENTS OF OPERATIONS
74:     	For the Three Months Ended and the Nine Months
75:            Ended September 30, 2001 and 2000.............................. 6
76:
77:     	CONDENSED STATEMENTS OF CASH FLOWS
78:     	 For the Three Months Ended and Nine Months Ended
79:             September 30, 2001 and 2000....................... 7
80:
81:     	NOTES TO THE CONDENSED FINANCIAL
82:             STATEMENTS......................................... 8
83:
84:      Item 2. Management's Discussion and Analysis of
85:              Financial Condition and Results of
86:     	  Operations............................................... 12
87:
88:     	  Results of Operations............................. 14
89:
90:     	  Liquidity and Capital Resources.............................. 14
91:
92:     PART II  OTHER INFORMATION
93:
94:     	   Item 5.  Other Information.................. 16
95:
96:     	   Item 6.  Exhibits and Reports on
97:     		      Form 8-K........................................ 16
98:
99:     	   SIGNATURES........................................ 17
100:
101:
102:
103:     PART I.  FINANCIAL INFORMATION
104:
105:
106:     Item 1.  Financial Statements.
107:
108:     Certain information and footnote disclosures required
109:     under accounting principles generally accepted in the
110:     United States of America have been
111:     condensed or omitted from the following financial statements
112:     pursuant to the rules and regulations of the Securities and
113:     Exchange Commission, although Mikros Systems Corporation
114:     (the "Company") believes that such financial disclosures are
115:     adequate to assure that the information presented is not
116:     misleading in any material respect.  The following financial
117:     statements should be read in conjunction with the year-end
118:     financial statements and notes thereto included in the
119:     Company's Annual Report on Form 10-KSB for the fiscal year
120:     ended December 31, 2000.
121:
122:     The results of operations for the interim periods presented
123:     herein are not necessarily indicative of the results to be
124:     expected for the entire fiscal year.
125:
126:
127:
128:
129:     MIKROS SYSTEMS CORPORATION
130:     CONDENSED BALANCE SHEET
131:     (UNAUDITED)
132:
133:     					SEPTEMBER 30,
134:     ASSETS				        2001
135:     ------ 				--------
136:
137:     CURRENT ASSETS
138:
139:       Cash					$ 106,726
140:       Accounts Receivable		   35,834
141:       Other Current Assets		    7,363
142:     					  --------
143:       TOTAL CURRENT ASSETS		  149,923
144:        					  --------
145:
146:       EQUIPMENT				   61,063
147:         Less: Accumulated Depreciation  51,456
148:     					  --------
149:     EQUIPMENT, NET   			    9,607
150:     				        --------
151:     OTHER ASSETS
152:
153:       Patent Costs, Net                 23,784
154:                                       --------
155:                                         23,784
156:     					 --------
157:     TOTAL ASSETS		  	 	$ 183,314
158:                                      ==========
159:
160:       See Notes to Financial Statements
161:
162:
163:
164:
165:
166:     MIKROS SYSTEMS CORPORATION
167:     CONDENSED BALANCE SHEET
168:     (UNAUDITED)
169:
170:
171:                                                        SEPTEMBER 30,
172:     LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2001
173:     						      ---------
174:     CURRENT LIABILITIES
175:       Accounts Payable                                 $39,604
176:       Accrued Payroll and Payroll Taxes                 22,878
177:       Accrued Expenses                                  10,162
178:       Advances from an affiliate                        48,927
179:       Customer Advances                                 15,000
180:                                                      ---------
181:     TOTAL LIABILITIES                                 $136,570
182:                                                 --------
183:     COMMITMENTS AND CONTINGENCIES
184:     MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
185:       par value $.01 per share, authorized 150,000
186:       shares, issued and outstanding 5,000 shares
187:       		                                     80,450
188:     			                             -------
189:     SHAREHOLDERS' DEFICIENCY
190:
191:       Preferred Stock, convertible,
192:       par value $.01 per share, authorized 2,000,000
193:       shares, issued and outstanding 255,000 shares
194:                                                          2,550
195:
196:       Preferred Stock, Series B convertible, par value
197:       $.01 per share, authorized 1,200,000 shares, issued
198:       and outstanding 1,102,433 shares                  11,024
199:
200:       Preferred Stock, Series D, par value $.01 per
201:       share, 690,000 shares authorized, issued and
202:       outstanding                                        6,900
203:
204:       Common Stock, par value $.01 per share,
205:       authorized 60,000,000 shares, issued and
206:       outstanding 31,106,753                           311,068
207:
208:       Capital in excess of par                      11,363,671
209:       Accumulated deficit                          (11,728,919)
210:                                                     -----------
211:     TOTAL SHAREHOLDERS' DEFICIENCY                 (    33,706)
212:                                                     -----------
213:     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  183,314
214:                                                    ============
215:
216:     See Notes to Financial Statements
217:
218:
219:
220:
221:
222:
223:
224:     MIKROS SYSTEMS CORPORATION
225:     CONDENSED STATEMENTS OF OPERATIONS
226:     (UNAUDITED)
227:
228:
229:                         Three Months Ended,		     Nine Months Ended
230:       Sept. 30, 2001 Sept. 30, 2000  Sept. 30, 2001 Sept. 30, 2000
231:      -------------- -------------- ------------   -------------
232:     Revenues:
233:       Royalties       $       6,218   $   19,755    $ 56,371       $ 43,369
234:
235:         ------------  -----------    ------------  --------------
236:     Expenses:
237:      General &
238:      Administrative          33,024       38,259      128,112       122,156
239:      Interest         -        8,400        -         8,400
240:           ------------  -----------    ------------  --------------
241:
242:  Total Operating Expenses 33,024       46,659    128,112  130,556
243:           ------------  -----------    ------------  --------------
244:  Operating Loss          (26,806)     (26,904)       (71,741)     (87,187)
245:
246:     Gain from disposition
247:   of asset                    -            -              -         4,377
248:   -----------  -----------    ------------  --------------
249:
250:  Net Loss   $    (26,806)  $   (26,904)   $  (71,741)    $ (82,810)
251:  =======  ============   ============  ==============
252:
253:     Basic Loss Per
254:   Share    $        0.00  $       0.00  $     0.00     $     0.00
255:  =====  ============   ============  ==========
256:     Weighted Average number
257:      of shares
258:   outstanding   31,106,753   30,854,385     29,743,499      29,102,343
259: ========== ============   ============  ==============
260:
261:     See Notes to Financial Statements
262:
263:
264:
265:
266:
267:
268:
269:
270:
271:     MIKROS SYSTEMS CORPORATION
272:     CONDENSED STATEMENTS OF CASH FLOWS
273:     (UNAUDITED)
274:
275:                              The Three Months Ended  The Nine Months Ended
276:   Sept. 30, 2001  Sept. 30, 2000 Sept. 30, 2001 Sept. 30, 2000
277:    --------------    --------------          ------------- --------------
278:     Cash Flow From Operating Activities:
279:      Net Loss  $( 26,806) $ (26,904)  $ (71,741)  $ (82,810)
280:     Adjustments to reconcile Net (Loss)
281:      to Net Cash Provided (Used) by Operating
282:      Activities:
283:       Depreciation and
284:          Amortization	            597        530       1,791	1,590
285:  Gain from Disposition of Assets   -          -          -       (4,377)
286:    Interest          -       8,400         -        8,400
287:      Net Changes in Operating Assets and
288:        Liabilities (Increase) Decrease in:
289:    Accounts Receivable   20,118       8,485      44,163     17,092
290:        Other Current Assets	 (6,493)     (1,445)     (6,863)    (4,454)
291:        Other Assets    	             -       (2,206)      2,206    (2,206)
292:       Increase (Decrease) in:
293:        Accounts Payable		  3,492       13,021      9,764     27,883
294:        Accrued Payroll and Payroll
295:         Taxes	                  (311)      (3,554)       799     (3,554)
296:   Accrued Expenses      (8,490)      (1,506)      (147)    15,712
297:                         ---------     --------	 --------   --------
298:      Net Cash (used in)
299:       Operations   (17,893)      (5,179)   (20,028)   (26,724)
300:     			       ----------     -------- ---------  --------
301:      Cash flows provided by Investing Activities:
302:          Sale of equipment		      -          -	       -        6,000
303:    Purchase of Equipment          -          -      (1,341)           -
304:     ----------   --------    ----------   --------
305:       Net Cash Provided by
306:        (used in) investing
307:         activities                      -          -      (1,341)	 6,000
308:      ----------   ---------   ----------   --------
309:      Cash Flows Provided from Financing
310:           Activities:
311:          Advance (repayment) from
312:            related party		   (372)         -	  (23,867)      1,432
313:      Proceeds from exercise of
314:   Options and warrants             -          -        9,646        2,812
315:    -----------   ---------  -----------  ---------
316:      Net Cash Provided by financing
317:        Activities		           (372)         -       14,221       4,244
318:     	  		      ----------    ---------  ----------   --------
319:      Net (decrease)
320:       in cash		        (18,265)     (5,179)    (35,590)    (16,480)
321:      Cash, beginning of the
322:        period   124,990      22,465  142,316      33,766
323:          ---------    --------   ---------    --------
324:     Cash at the end of
325:       the period		   $     106,726   $  17,286    $ 106,726  $ 17,286
326:        ========    =========  ==========   =======
327:
328:     Supplemental Disclosure of non-cash
329:     Information:
330:
331:       Stock Issued from Conversion of
332:    Secured Debt      $          -    $      -    $       -   $  97,500
333:
334:       Stock Issued from Conversion of
335:   Non-Secured Debt	    $       -    $      -	  $       -   $  18,400
336:
337:       Stock Issued from Conversion of
338:   Accrued Expenses       $      -    $      -    $  24,000   $      -
339:
340:           See Notes to Financial Statements
341:
342:     MIKROS SYSTEMS CORPORATION
343:     NOTES TO CONDENSED FINANCIAL STATEMENTS
344:     (UNAUDITED) SEPTEMBER 30, 2001
345:
346:     Note 1 - Basis of Presentation:
347:
348:     The financial statements included herein have been prepared by
349:     the Company, without audit, pursuant to the rules and regulations
350:     of the Securities and Exchange Commission.  Certain information and
351:     footnote disclosures normally included in financial statements
352:     prepared in accordance with accounting principles generally accepted
353:     in the United States of America have been condensed or omitted
354:     pursuant to such rules and regulations.
355:     These financial statements should be read in conjunction with the
356:     financial statements and notes thereto included in the Company's
357:     Annual Report on Form 10-KSB for the year ended December 31, 2000.
358:
359:     In the opinion of the Company's management the accompanying
360:     unaudited financial statements contain all adjustments,
361:     consisting solely of those which are of a normal recurring
362:     nature, necessary to present fairly its financial position as
363:     of September 30, 2001 and the results of its operations and
364:     its cash flows for the nine months ended September 30, 2001.
365:
366:     Interim results are not necessarily indicative of results
367:     for the full fiscal year.
368:
369:     Basic loss per common share was calculated based upon the
370:     net loss available to common stockholders divided by the
371:     weighted average number of shares of common stock
372:     outstanding during the period.
373:
374:     The Company's financial statements have been prepared
375:     assuming that the Company will be able to continue as
376:     a going concern.  The Company has sustained substantial
377:     operating losses in recent years.  In addition, the Company
378:     has used substantial amounts of working capital in its
379:     operations.  These conditions raise substantial doubt
380:     about the Company's ability to continue as a going
381:     concern.  Management's plans and intentions on
382:     the going concern issue are discussed below.  These financial
383:     statements do not include any adjustments that would be
384:     required if the Company were unable to continue as a going
385:     concern.
386:
387:     In order to continue as a going concern, the Company will
388:     need to incur substantial expenditures to develop and
389:     market its commercial wireless communications business.
390:
391:     In view of these matters, realization of a major portion
392:     of the assets in the accompanying business sheet is
393:     dependent upon continued operations of the Company, which
394:     in turn is dependent on the Company being able to obtain
395:     financing and/or equity capital to support further
396:     development for its commercial wireless business and
397:     continuing operations.  Management believes that actions
398:     presently being taken to revise the Company's operating
399:     and financial requirements provide the opportunity to
400:     continue as a going concern.
401:
402:
403:
404:
405:     Note 2 - Stockholder's Equity:
406:
407:     MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
408:     ----------------------------------------------------
409:
410:     The Series C Preferred Stock, was issued in 1988 in order
411:     to satisfy notes payable and other trade accounts payable
412:     pursuant to a debt restructuring. The Series C Preferred
413:     Stock is not convertible into any other class of the Company's
414:     stock and is subject to redemption at the Company's option at
415:     any time and redemption is mandatory if certain events occur,
416:     such as capital reorganizations, consolidations, mergers,
417:     or sale of all or substantially all of the Company's
418:     assets. Upon any liquidation, dissolution or winding up
419:     of the Company, each holder of Series C Preferred Stock
420:     will be entitled to be paid, before any distribution or
421:     payment is made upon any other class of stock of the Company,
422:     an amount in cash equal to the redemption price for each
423:     share of Series C Preferred Stock held by such holder,
424:     and the holders of Series C Preferred Stock will not
425:     be entitled to any further payment. The redemption price
426:     per share is $16.09.
427:
428:
429:     SERIES B CONVERTIBLE PREFERRED STOCK
430:     ------------------------------------
431:
432:     The Series B Preferred Stock, was issued in 1988 in
433:     order to satisfy notes payable and other trade accounts
434:     payable pursuant to a debt restructuring.  Each share
435:     of Series B Preferred Stock is convertible into three
436:     shares of the Company's common stock at a price of $.33
437:     per share of common stock to be received upon conversion
438:     and entitles the holder thereof to cast three votes on
439:     all matters to be voted on by the Company's Shareholders.
440:     Upon any liquidation, dissolution, or winding up of the
441:     Company, each holder of Series B Preferred Stock will be
442:     entitled to be paid, after all distributions of payments
443:     are made upon the Series C Preferred Stock and before
444:     any payment is made upon the Company's Convertible
445:     Preferred Stock, an amount in cash equal to $1.00 for each
446:     share of Series B Preferred Stock held, and such holders
447:     will not be entitled to any further payment.
448:
449:
450:     SERIES D PREFERRED STOCK
451:     ------------------------
452:
453:     The Series D Preferred Stock was issued in 1993 in order
454:     to partially satisfy notes payable and accrued interest
455:     thereon pursuant to a debt restructuring.  The Series D
456:     Preferred Stock provides for an annual cumulative dividend
457:     of $.10 per share.  The shares are not convertible into
458:     any other class of stock and are subject to redemption
459:     at the Company's option at any time at a redemption price
460:     of $1.00 per share plus all unpaid cumulative dividends.
461:     Upon liquidation, dissolution or winding up of the
462:     Corporation, each holder of Series D Preferred
463:     Stock will be entitled to be paid, after all distributions
464:     or payments are made upon the Corporation's Convertible
465:     Preferred Stock, Series B Preferred Stock, and
466:     Series C Preferred Stock, an amount in cash equal to the
467:     Redemption Price for each share of Series D Preferred
468:     Stock held by such holder. The holders of Series
469:     D Preferred Stock will not be entitled to any further
470:     payment.
471:
472:
473:     COMMON STOCK
474:     ------------
475:
476:     The Company has neither paid nor declared dividends on
477:     its Common Stock since its inception and does not plan
478:     to pay dividends on its Common Stock in the foreseeable
479:     future.
480:
481:     The Company expects that any earnings which the Company
482:     may realize and which are not paid as dividends to holders
483:     of Preferred Stock will be retained to finance the growth
484:     of the Company.
485:
486:
487:     Note 3 - Financing:
488:
489:     1996 Financing
490:     --------------
491:
492:     In a series of transactions from February through May 1996,
493:     the Company issued secured promissory notes and warrants
494:     to raise an aggregate of $641,500 (including $122,500 from
495:     officers and directors). The promissory notes were for
496:     a term of approximately eighteen months, bearing interest at
497:     12% on the unpaid balance, and were secured by certain
498:     assets of the Company.  In addition, the Company issued
499:     warrants to purchase five (5) shares of Common Stock at
500:     $0.01 per share for each dollar of debt.  The value of
501:     the warrants was immaterial and no accounting recognition
502:     was given to their issuance.
503:
504:     In October 1996, all of the note holders agreed to a
505:     deferral of principal payments in exchange for the right
506:     to convert outstanding debt to Common Stock of the Company
507:     at a rate of one (1) share of stock for $1.00 of debt.
508:     The Company determined that the fair value of the
509:     conversion feature was immaterial. Accordingly, no
510:     accounting recognition has been given to this
511:     modification of terms.
512:
513:     The Company paid the investors all of the interest accrued
514:     on promissory notes payable through May 15, 1998.  At that
515:     time, it offered to convert the notes at face value to
516:     stock valued at $0.06 per share in order to restructure its
517:     debt. Most debt holders converted at that time.  In 2000,
518:     the remaining note holder converted the
519:     debt and interest, totaling $43,000 under the 1998 terms.
520:     As a result of all conversions 4,840,268 shares of
521:     common stock were issued.
522:
523:
524:
525:
526:
527:
528:
529:
530:
531:     1992-93 Financing
532:     -----------------
533:
534:     The Company paid the investors of the 1992-93 financing all
535:     of the interest accrued on their notes payable through May
536:     15, 1998.   At that time, it offered to convert the notes
537:     at face value to stock valued at $0.06 per share in order
538:     to restructure its debt. There were 4,166,668 shares issued
539:     as a result.  One of the investors chose not to convert his
540:     notes which totaled $72,500.  During 2000, the investor
541:     converted his note into 290,000 shares of common stock.
542:
543:
544:
545:     Item 2.  Management's Discussion and Analysis of
546:     	  Financial Condition and Result of Operations.
547:
548:
549:     Overview
550:
551:     Mikros Systems Corporation was founded in 1978 in Albany,
552:     New York to exploit microprocessor technology developed
553:     at the General Electric Research and Development Center
554:     for the military defense industry. The Company's headquarters
555:     are located at 707 Alexander Road, Suite 208, Princeton,
556:     New Jersey; telephone (609)987-1513.
557:
558:     Initially, the Company supplied technology for military
559:     applications.  The knowledge base and proprietary technology
560:     developed was recognized as applicable to the commercial rapidly
561:     expanding wireless business.
562:
563:     In 1995, the Company decided to also pursue contracts commercially
564:     which would employ these advanced techniques to enhance the
565:     data transmission rates in the AM and FM radio spectrum.
566:
567:     In 1996, Safeguard Scientifics (Delaware), Inc., invested $1
568:     million in Mikros in exchange for 10% ownership in the Company.
569:     At the same time, Mobile Broadcasting Corporation (MBC) was
570:     created to exploit the AM radio technology, particularly in
571:     mobile or portable platforms such as automobiles.  Initially,
572:     Safeguard invested $1 million in MBC for 75% ownership whereas
573:     Mikros owned the remaining 25%.  Mikros  share in MBC was
574:     subsequently diluted to 18%, as a result of an additional
575:     capital investment of $1,200,000 by Safeguard.  In 1998, Mikros'
576:     share increased to 50% as a result of the Company's investment
577:     arising from the use of its engineering credits.
578:
579:     Data Design and Development Corporation (3D) was also founded
580:     in 1996 as part of the Safeguard Scientific agreement and
581:     retains ownership of the AM and FM technology.  3D has licensed
582:     the FM technology rights in North America to Mikros
583:     and the AM technology rights in North America to MBC. Mikros owns
584:     2/3 of 3D, and Safeguard owns the remaining 1/3.
585:
586:     Mikros entered negotiations in late 1997 for the sale of
587:     its military contracts to General Atronics Corporation (GAC).
588:     The resulting transaction was concluded in 1998 and included
589:     a $600,000 cash payment and a 2% royalty to be paid to the
590:     Company over four years on all data terminal set sales.  In
591:     addition, the purchaser was obligated to supply $1,000,000
592:     in engineering services to the Company which since has been
593:     expended.
594:
595:     Mikros  commercial business assets now consist of both the
596:     original FM technology and the AM Radio technology. Continued
597:     development of the FM technology has been  postponed in
598:     order to direct all of the Company s resources to the AM Radio
599:     technology.
600:
601:
602:
603:     The digital system Mikros is developing for AM radio data
604:     transmission will allow simultaneous broadcasting of the
605:     present radio signal with a digital signal. This will be
606:     accomplished with minimal disturbance to the existing
607:     radio channel. This system will require a minor
608:     modification to the radio station transmitter which
609:     is not expected to require new FCC approval since
610:     adjacent channel interference is avoided.
611:
612:     The Company developed a business model for the AM
613:     Technology during 1999.  This model combines the AM
614:     data transmission technology with the operations of a
615:     nationwide or area wide network of AM radio stations
616:     equipped with the minor modifications to the radio
617:     station's transmitter.  Data could be broadcast from
618:     point to multipoint and the signal received by the
619:     listener who will have a small portable receiver to be
620:     developed based on the prototype presently being used
621:     in the Company's experimental trials.
622:
623:     In a related development, the Company's Board of
624:     Directors has decided to explore providing services to
625:     the government business sector.  Prior to 1998, Mikros
626:     was successful in securing some governmental contracts.
627:     By the end of 1997, Mikros had received over twelve
628:     competitive contract awards through the Small Business
629:     Innovative Research Program.  The Company's defense
630:     business was sold to General Atronics Corporation in 1998,
631:     resulting in an ongoing royalty stream.  Mikros' current
632:     strategy is to build a core of highly specialized people
633:     to support both the government business, as well as its
634:     developments in the commercial market.
635:
636:     Under the proposed plan, Mikros' technical team would
637:     provide support for many of the larger defense contractors
638:     that are required by law to subcontract a significant
639:     portion of their governmental business to smaller
640:     contractors.  Mikros plans to initiate this strategic plan
641:     immediately by contacting various defense contractors
642:     that they have successfully assisted in the past.  There is
643:     no assurance that any of the contemplated services will be
644:     established.
645:
646:     Certain matters discussed in this Form 10-QSB are "forward-
647:     looking statements" intended to qualify for the safe harbors
648:     from liability established by the Private Securities
649:     Litigation Reform Act of 1995.  Such forward-looking statements
650:     include, without limitation, statements regarding technology
651:     under development, strategies and objectives.  The forward-
652:     looking statements include risks and uncertainties, including,
653:     but not limited to, the anticipated size of and growth in the
654:     markets for the Company's products, the trends favoring the use
655:     of the Company's proposed commercial products, the anticipated
656:     demand for the Company's new products, the timing of development
657:     and implementation of the Company's new product offerings, the
658:     utilization of such products by the Company's clients and trends
659:     in future operating performance, and other factors not within the
660:     Company's control.  The factors discussed herein and expressed
661:     from time to time in the Company's filings with the Securities
662:     and Exchange Commission could cause actual results and
663:     development to be materially different from those expressed in
664:     or implied by such statements.  The forward-looking statements
665:     made herein are only made as of the date of this report and
666:     the Company undertakes no obligation to publicly update such
667:     forward-looking statements to reflect subsequent events or
668:     circumstances.
669:
670:     Results of Operations
671:     ---------------------
672:
673:     Nine Months Ended September 30, 2001
674:
675:     Total revenues were $6,218 for the third quarter ended September
676:     30, 2001 compared to $19,755 the same period in 2000. The
677:     2001 revenues represent royalties earned pursuant to the
678:     Company's divestiture of its military contracts.
679:
680:     General and Administrative expenses for the quarter ended
681:     September 30, 2001 were $33,024 versus $38,259 in the quarter
682:     ended September 30, 2000.
683:
684:     No interest expense was recorded during the third quarter
685:     of 2001.  Interest expense for the quarter ended September 30,
686:     2000 was $8,400.
687:
688:     Net loss for the quarter ended September 30, 2001 was
689:     $26,806 versus a net loss of $26,904 for the same period
690:     in 2000.
691:
692:     Liquidity and Capital Resources
693:     -------------------------------
694:
695:     Since its inception, the Company has financed its operations
696:     through debt, private and public offerings of equity
697:     securities and cash generated by operations.
698:
699:     At September 30, 2001, the Company had cash of $106,726. As of
700:     September 30, 2001, the Company had working capital of
701:     $13,353.
702:
703:     Net cash used by operating activities was approximately
704:     $17,893 includes changes in certain of the Company's
705:     operating assets and liabilities and the net loss of the
706:     nine months ended September 30, 2001.
707:
708:     Commencing April 10, 1998, for a period of four years, the
709:     Company is receiving a royalty of 2% of all data terminal
710:     sales by General Atronics Corporation (GAC).  The royalty
711:     agreement provides for quarterly reports and payments based
712:     on the GAC shipments and receipts during the quarter. The
713:     royalties for the quarter ended September 30, 2001 were
714:     $6,218.
715:
716:     Mikros is presently seeking $5,000,000 in financing in order to
717:     implement its business plan.  There is no guarantee that
718:     the Company will be able to obtain the necessary financing
719:     or that the application contemplated will be embraced by
720:     potential users.
721:
722:     The Company intends to continue the development and marketing
723:     of its commercial applications of its wireless communications
724:     technology both directly and through its relationship with
725:     MBC.  In order to continue such development and marketing,
726:     the Company will be required to raise additional funds.
727:     The Company intends to consider the sale of additional debt
728:     and equity securities under appropriate market conditions,
729:     alliances or other partnership agreements with entities
730:     interested in supporting the Company's commercial programs,
731:     or other business transactions which would generate resources
732:     sufficient to assure continuation of the Company's operations
733:     and research programs.  There can be no assurance, assuming the
734:     Company successfully raise additional funds or enters into
735:     business alliances, that the Company will achieve profitability
736:     or positive cash flow.  If the Company is unable to obtain
737:     additional adequate financing or enter into such business
738:     alliances, management will be required to sharply curtail its
739:     operations.  Failure to obtain such additional financing on
740:     terms acceptable to the Company may materially adversely affect
741:     the Company's ability to continue as a going concern.
742:
743:
744:     PART II.  OTHER INFORMATION
745:
746:     Item 5.	Other Information
747:
748:     Item 6.	Exhibits and Reports on Form 8-K
749:
750:     (a) Exhibits
751:
752:     None.
753:
754:     (b) Reports on Form 8-K.
755:
756:     None.
757:
758:
759:
760:
761:
762:     SIGNATURES
763:
764:     In accordance with the requirements of the Securities
765:     Exchange Act of 1934, the registrant caused this report
766:     to be signed on its behalf by the undersigned, thereunto
767:     duly authorized.
768:
769:     				MIKROS SYSTEMS CORPORATION
770:
771:
772:     DATE:  November 14, 2001	By:/s/Thomas J. Meaney
773:     			       ----------------------
774:     				 President
775:
776:
777:
778:
779:
780:
781:
782:
783:
784:
785:
786:     1
787:
788: