Form 10KSB
period 2001-12-31
MIKROS SYSTEMS CORP
filed 2002-04-15
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
                         ----------------------
                              FORM 10KSB
    	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     	SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001. Commission file number 2-67918

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10KSB or any amendment to this Form 10KSB. [ X ]










The aggregate market value of the voting stock held by nonaffiliates of Registrant as of April 15, 2002, was approximately $235,443, based on the average
of the bid and asked price quoted by National Quotation Bureau, Inc.
      The number
of shares outstanding of the Registrant's $.01 par value common stock as of April
15, 2002 was 31,052,935.


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

The Company supplied technology for military applications through March 1998.
      The
knowledge base and proprietary technology developed were recognized as applicable
to the rapidly expanding commercial wireless business.

In 1995, the Company decided to also pursue a business plan which would employ these advanced techniques to enhance the data transmission rates in the AM and FM
radio spectrum.

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in Mikros in
exchange for 10% ownership in the Company.  At the same time, Mobile
      Broadcasting
Corporation (MBC) was created to exploit the AM radio technology, particularly in
mobile or portable platforms such as automobiles. Mikros currently owns a majority interest in MBC, with the balance of MBC ownership held by Safeguard Scientifics.

Data Design and Development Corporation (3D) was also founded in 1996 as part of
the Safeguard Scientific agreement and retains ownership of the AM and FM technology. 3D has licensed the FM technology rights in North America to Mikros
and the AM technology rights in North America to MBC. Mikros owns two-thirds  of
the equity of 3D, and Safeguard owns the remaining one-third interest.

Mikros entered negotiations in late 1997 for the sale of its military contracts to General Atronics Corporation (GAC). The resulting transaction was concluded in
1998 and included a $600,000 cash payment and a 2% royalty to be paid to the Company over four years on all data terminal set sales. In addition, GAC was obligated to supply $1,000,000 in engineering services to the Company which since
has been expended in the amount of $1.3M. The Company was provided with engineering services by GAC pursuant to the agreement which aggregated $234,722 for the year ended December 31, 1999.
Mikros' commercial business assets now consists of both the original FM technology and the AM Radio technology. Continued development of the FM technology has been postponed in order to focus on the further development of the
AM Radio technology.

The digital system Mikros is developing for AM radio data transmission is intended to allow simultaneous broadcasting of the present radio signal with a digital signal. The Company believes that this is accomplished with minimal disturbance to the existing radio channel. This system will require minor modifications to the radio station transmitter which is not expected to require new FCC approval since adjacent channel interference is avoided.

The Company developed a business model for the AM technology during 1999. This model combines the AM data transmission technology with the operations of a nationwide or area wide network of AM radio stations equipped with the minor modifications to the radio station's transmitter. Data could be broadcast from point to multipoint, and the signal received by a small portable receiver to be developed based on the prototype used in the Company's experimental trials.

During 2001, the Company's Board of Directors decided to explore providing services to the government business sector in order to further leverage its technical knowledge base. Prior to its exclusive focus on the commercial business sector, beginning in 1998, Mikros had been successful in securing a number of governmental contracts. For example, Mikros had received over twelve competitive contract awards through the Small Business Innovative Research Program.

In March 2002, the U.S. Navy's Dahlgren Division, Naval Surface Warfare Center (NSWCDD) informed Mikros of its intent to award a Phase I SBIR (Small Business Innovative Research) contract to Mikros in May 2002. The contract is valued at approximately $75,000 and represents the first stage in the development of a Multiple Function Distributed Test and Analysis Tool (MFDTAT). This project will focus on developing standardized test equipment and testing processes, using modern artificial intelligence techniques, to provide a foundation for new, less manpower-intensive methods of system maintenance, alignment, fault detection and isolation. The potential benefits to the U.S. Navy are: (1) increased readiness through reduced maintenance downtime of critical systems;
(2) increased system reliability through predictive failure analysis and proactive remediation; and (3) more efficient and effective use of technical manpower through increased automation, distance support, and interactive training.

Mikros, with the help of Anteon Corporation, as a subcontractor, will initially focus on the development of an intelligent test and maintenance tool for the AN/SPY-1 AEGIS Radar. The objective is to develop a "smart" tool capable of aiding the technician in the troubleshooting, repair, alignment, and maintenance efforts necessary to keep the SPY-1 Radar system in peak operating condition, while at the same time, significantly reducing the downtime currently required for periodic system alignment and calibration. Added benefits include a system measurement data collection capability, and interactive capability for distance support, and an interactive offline training capability.

Mikros' current strategy is to build a core of highly specialized people to support the government business, as well as its developments in the commercial market. Mikros believes that there are significant opportunities for Mikros' technical team to provide support for many of the larger defense contractors that
are required by law to subcontract a significant portion of their governmental business to smaller contractors. Mikros has initiated this strategic plan by contacting various defense contractors that they have successfully assisted in the past. There is no assurance that any of the contemplated services will be established.

Marketing
---------

The Company is focused on developing interest in its AM technology and defense related government business.

Backlog
-------

As of December 31, 2001 and 2000, the Company had no backlog.




Engineering; Research and Development
-------------------------------------

In 1994, the Company began research on a method of optimizing
       spectrum   efficiency
for wireless communications in radio data broadcasting and Personal Communications Services markets and has continued this effort.

Engineering is a critical factor in the development of the Company's present and
future products. The Company previously subcontracted its development work to General Atronics Corporation, a high technology company primarily involved in communications and radar equipment for the US Department of Defense and allied countries. GAC hired key Mikros engineers to continue the AM project when
        Mikros
downsized. GAC was obligated to supply $1,000,000 in engineering services to Mikros which has been expended on the AM data program with MBC. The
        Company has
utilized the entire amount of the engineering services by December 31, 1999.

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

Employees
---------

As of April 15, 2002, the Company had three executive employees. The Company believes its relations with its employees are satisfactory.




Risk Factors
------------

The Company operates in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. The Company cautions all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and the Company's other filings with the Securities and Exchange Commission.

The Company does not presently know of any additional risks and uncertainties that are currently deemed material and which may also impair the Company's business operations and financial results. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company's Common Stock could decline and the Company may be forced to consider additional alternatives, including bankruptcy.

This Annual Report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-KSB.

History of Losses, Lack of Liquidity; Working Capital Deficit. The Company incurred a net (loss) income of $(77,171) and $109,713 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had an accumulated deficit of $11,734,347 and had working capital of $8,523.
        In
addition, the Company expects to incur substantial expenditures to expand its commercial wireless communications business. The Company's working capital, plus
revenue from its royalty agreement with GAC will not be sufficient to meet such objectives as presently structured. There can be no assurance that the Company will achieve a profitable level of operations in the future.

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

There is a Substantial Doubt About the Company's Ability to Continue as a Going Concern. Based on the Company's current plans, the Company believes that its existing available cash may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, the Company expects that it will
require additional financing prior to a return to profitability. All of these factors raise a substantial doubt as to the Company's ability to continue as a going concern. If the Company cannot sufficiently improve its profitability or raise more funds at acceptable terms, the Company could be required to further reduce its expenditures, further reduce its workforce and possibly explore additional alternatives including seeking bankruptcy protection.

Our Lack of Operating History in Providing Commercial Wireless Applications Makes Evaluating Our Future Performance Difficult. Historically, we developed and sold technology and products for military applications, primarily to the U.S. Navy. The commercial wireless products that the Company intends to develop perform different functions than our historic products, and are targeted at an entirely different customer base. Because the Company has not previously operated as a provider of commercial wireless products, the Company has no basis to evaluate its ability to develop, market and sell such products. The Company's ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to: develop and manufacture commercially attractive products; attract and retain an adequate number of customers; enter new markets and compete successfully in them; manage operating expenses; raise additional capital to fund the Company's capital expenditure plans; and attract and retain qualified people.

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

Competition. High technology applications such as those being developed by the Company often require large investments of both money and talent. Many large entities with greater financial, technical and human resources than the Company are currently investing heavily in products and services that compete directly with the Company's contemplated services and underlying products. There is no assurance that the Company's offerings can be successfully marketed against such
competition.  In addition being first in the market with new high technology is a
critical factor in a company's success in the market.  There is no assurance that
the Company will be able to introduce new offerings to the market before any of its competitors. As the markets in which the Company competes mature and new and
existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect the Company's results of operations.



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

The Company's Common Stock is Subject to "Penny Stock" Regulations Which May Affect the Ability of the Company's Shareholders to Sell Their Shares. The Company's common stock is subject to Rule 15g-9 under the Securities Exchange Act, which imposes additional sales practice requirements on broker/dealers that sell such securities to persons other than established customers and 'accredited investors' (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse's income). For transactions covered by this rule, a broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of the Company's common stock to sell their shares in the secondary market.

Regulations of the SEC define 'penny stock' to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction of penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure about commissions payable to both the broker/dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company Relies on Third-Party Contractors for Engineering Services That May be Difficult to Replace. The Company currently provides all engineering services through third-party contractors such as Anteon Corporation. These services may not continue to be available on commercially reasonable terms, if at all. Services that are not immediately replaceable would need to be internally developed, which could take substantial time and resources. The loss or inability to maintain any of these engineering service providers could result in delays in the development of the Company's products and services until equivalent services, if available, is identified, developed, and integrated, which could harm the Company's business.

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



Anti-Takeover Provisions. The Company has authorized 4,040,000 shares of preferred stock, which may be issued by the Board of Directors on such terms, and
with such rights, preferences and designations as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a
change in control of the company.  The 2,052,433 shares of issued and outstanding
preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or
preventing a change in control of the Company. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law (the "DGCL"), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.





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

                                               Bid
                                        High          Low

2001


  First Quarter				$ 0.0900	    $ 0.0310
  Second Quarter				  0.0450          0.0250
  Third Quarter				  0.0320		0.0230
  Fourth Quarter				  0.0610          0.0150

2000

  First Quarter                 	 $ 1.3125	    $ .0750
  Second Quarter				    .3750         .11
  Third Quarter				    .2450	      .0950
  Fourth Quarter				    .14		.03


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

As of April 15, 2002, the Company had 375 holders of record of its Common
       Stock.




Item 6.  Selected Financial Data (1)
------------------------------------

                              YEARS ENDED DECEMBER 31,
                                 2001       2000
                      --------------------------------------------
INCOME STATEMENT
 Total Revenue              $ 86,827        $54,144
 Net Income (Loss)           (77,171)       109,713
Income (Loss) per
 common share-Basic                 -             -
     Fully Diluted                  -             -
Weighted average
 number of common
 shares outstanding-
 Basic                     30,948,410    29,559,670
BALANCE SHEET
 Current Assets               147,819       222,813
Current Liabilities           139,296       174,019
Total Assets                  180,612       258,860
 Long-Term Liabilities              -             -
Total Liabilities              219,746      254,469
 Shareholders' Equity
   (Deficiency)		       (39,134)       4,391


(1)  	The above data should be read in conjunction with the financial
	statements of the Company included elsewhere herein.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

Critical Accounting Policies And Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires
the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent
assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, recoverability of long-lived assets, income taxes, restructuring charges, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the
carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. These financial statements do not include any adjustments that would be required if the Company were unable to continue as a going concern.

In order to continue as a going concern, the Company will need to incur substantial expenditures to develop and market its commercial wireless communications business.

In view of these matters, realization of a major portion of the assets reflected in the Company's balance sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to obtain financing and/or equity to support further development for its commercial wireless business and continuing operations. Management of the Company believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity to continue as a going concern.

Results of Operations, General: Historically, the Company derived a large percentage of its revenues from government contracts. In the last three years, the Company has been developing commercial applications. While the financial data
presented reflects the Company's financial history, it cannot predict future results as the Company divested its government contracts early in 1998. The Company's current focus is on the development of its AM data casting program and
renewal of government contracting.

The statements contained in this Annual Report on Form 10KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should"or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.
These forward-looking statements, such as statements regarding anticipated future
revenues,  Year 2001  compliance, products under development, size of markets for
products under development and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance
or achievements could differ materially from the results expressed in, or implied
by, these forward-looking statements contained in this Annual Report on Form 10KSB. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: changes in business conditions,
Year 2001 Compliance of the Company's and other vendors' products and related issues, changes in Mikros' sales strategy and product development plans, changes
in the radio digital data marketplace, competition between Mikros and other companies that may be entering the radio digital data marketplace, competitive pricing pressures, market acceptance of Mikros' products under development, and delays in the development of products.

2001 vs. 2000:
-------------

Total revenues in 2001 were approximately $87,000 compared to $54,000 in 2000, an
increase of 61.1%.

In 2001 and 2000 revenues were derived from royalties earned according to Mikros'
agreement with General Atronics Corporation.

General and Administrative expenses were approximately $164,000 in
        2001 compared
to $150,000 in 2000. Interest expense in 2001 was $0 versus $8,000 in 2000.

The Company incurred a net loss of approximately $77,000 in 2001 compared to approximate net income of $110,000 in 2000. In 2000, the Company derived other income of approximately $214,000 from the sale of New Jersey tax attributes which
was responsible for the net income during the year.



Liquidity and Capital Resources
-------------------------------

The Company's financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2001, the Company had an accumulated deficit of $11,700,000 and working capital of $8,000. We also realized net losses of $77,000 for the year ended December 31, 2001. This raises substantial doubt about
the Company's ability to continue as a going concern.

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

In 2001, the Company had cash flow used in operations of approximately $34,000 compared to cash flow from operations of approximately $141,000 in 2000. There was working capital of $9,000 as of December 31, 2001 as compared to negative working capital of $49,000 at December 31, 2000.

Commencing April 10, 1998, for a period of four years, the Company is receiving
a royalty of 2% of all data terminal sales by General Atronics
        Corporation (GAC).
The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for 2001 were $86,827.

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

The Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $0.06 per share in order to restructure its
       debt.
During 2000, the remaining note holder converted the debt and interest, totaling
$43,000 under the 1998 terms. As a result, 4,840,268 shares of common stock were issued

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
-------------------------------------------------------

The financial statements required to be filed pursuant to this Item 8 are appended to this report on Form 10KSB. A list of the financial statement schedules filed herewith is found at "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K".

Item 9.	Changes In and Disagreements with Accountants on  Accounting and
Financial Disclosure
------------------------------------------------------------------------------

Not Applicable.



PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

The current members of the Board of Directors of the Company are as follows:


       Served as a		Positions with
Name				Age		Director Since		the Company


Thomas C. Lynch	 	60			1997			Director

Thomas J. Meaney	 	67			1986			President
and Director

Wayne E. Meyer		75			1988			Chairman of the
Board and
Director

Tom L. Schaffnit		55			2000			Director

The principal occupation and business experience, for at least the past five years, of each current director and named executive is as follows:

Thomas C. Lynch has been a Director of the Company since February 1997. Mr. Lynch has served as Senior Vice President of Staubach Realty Partners,
         Ltd. since
November 2001. From August 2000 to November 2001, Mr. Lynch served as Senior Vice President of Safeguard Securities, Inc. From July 1999 to August 2000, he was President and Chief Operating Officer of CompuCom Systems, Inc.
        From October
1998 to July 1999, Mr. Lynch served as Executive Vice President and Chief Operating Officer of CompuCom. Prior to joining CompuCom in October 1998, Mr. Lynch had been Senior Vice President of Safeguard Scientifics, Inc., a position he held from November 1995. Mr. Lynch is a director of the Eastern Technology Council, Armed Forces Benefit Association, and a trustee of the U.S. Naval Academy Foundation. Mr. Lynch is also a director of Sanchez Computer
        Associates,
Inc. and Nextel International.



Thomas J. Meaney has been a Director of the Company since July 1986 and was Chairman of the Board from June 1997 to February 1999. He was appointed
        President
in June 1986 and continued to serve until February 1997.  On September
        30, 1998,
he was reappointed President of the Corporation. From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic
        Vision Systems
Incorporated ("RVSI"), a manufacturer of robotic vision systems. Mr. Meaney served as a Director of RVSI until 1991 when he resigned from the post.
         Prior to
1983 and for more than five years, he was Vice President - Business
        Development,
International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems. He presently owns his own defense consulting company with offices in Arlington, VA and Chadds Ford, PA.

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

None of the Company's Directors or executive officers is related to any other Director or executive officer of the Company. In connection with the acquisition of certain debt and equity instruments of the Company from third parties, Messrs. Meaney and Meyer, John B. Torkelsen, Frederick C.
        Tecce and the
Estate of Joseph R. Burns (collectively, "the Investors") have the right to designate 2/7ths of the Board of Directors of the Company. See Certain Relationships and Related Transactions. There are currently four members of the
Board.


There were no meetings of the Board of Directors in 2001, not including written consents of the Directors.

The following table identifies the current executive officers of the
Company:


					Capacities in 		In Current
Name				Age		Which Served		Position Since
----------------        ---         -------------           --------------

Thomas J. Meaney	 	67	      President  			  September 1998
and Director

David C. Bryan		47		Executive Vice President  March 2002
					      Chief Operating Officer

Patricia A. Kapp	 	35		Secretary and		  September 1998
Treasurer


Item 11.  Executive Compensation
--------------------------------

The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the
Company's Chief Executive Officer and the four most highly compensated executive
officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December
           31, 1999,
2000 and 2001.


	SUMMARY COMPENSATION TABLE





Annual
Compensation(1)

	Name and Principal Position

Year

Salary ($)

(a)

(b)

(c)

Thomas J. Meaney, President

	2001
	2000
	1999

        0
        0
        0








(1)	The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.




Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------
Common Stock

The following table sets forth certain information, as of April 15, 2002 with respect to holdings of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of
shares of Common Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a
group.

  Amount and Nature
		   			          of Beneficial	       Percent
Name of Beneficial Owner	     Ownership(1)		Of Class

(i)	Certain Beneficial Owners:
Safeguard Scientifics 		       7,371,000(2)  	  20.2
 (Delaware) Inc.
800 The Safeguard Building
435 Devon Park Drive
Wayne, PA 19087-1945

Transitions Two,  			 2,137,775(3)	         6.5
  Limited Partnership
920 Hopmeadow Street
Simsbury, Connecticut 06070

      Princeton Valuation Consultants,     2,920,050(4)         9.1
        L.L.C.
      5 Vaughn Drive
      Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:

Thomas C. Lynch			             - 		    -

Thomas J. Meaney				 3,700,167(5)         11.7

Wayne E. Meyer			 	 3,108,000(6)          9.8

Tom L. Schaffnit				   700,454(7)		   2.2


(iii)	All Current Directors and Officers as a Group
(fourpersons)				7,508,621(5)(6)(7) 	    23.2

*	Less than 1%





(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



(2)	Includes 5,459,000 shares issuable upon exercise of warrants, and 504,916 shares of common stock granted by Safeguard to certain of its employees pursuant to a long-term incentive plan. Safeguard will continue to exercise voting rights with respect to these shares until the occurrence of certain vesting requirements.

(3)	Includes 1,750,275 shares issuable upon conversion of Series B Stock.

(4)	Includes 202,500 shares issuable upon conversion of Convertible Preferred
	Stock	and 695,883 shares issuable upon conversion of Series B Stock.

(5)	Includes 50,000 shares issuable upon conversion of Convertible Preferred
Stock, 199,500 shares issuable upon conversion of Series B Stock and 275,000 shares issuable upon the exercise of warrants.

(6)	Includes 30,000 shares issuable upon conversion of Series B Stock, 100,000 shares issuable upon the exercise of options and 318,750 shares issuable upon the exercise of warrants.

(7)   Includes 300,454 shares issuable upon the exercise of options.




























Convertible Preferred Stock

The following table sets forth certain information, as of April 15, 2002, with respect to holdings of the Company's Convertible Preferred
           Stock by (i) each
person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Convertible Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

  Amount and Nature
     of Beneficial	 Percent
Name of Beneficial Owner	     Ownership(1)     	 of Class

(I)	Certain Beneficial Owners:

Princeton Valuation Consultants
        L.L.C.				        202,500		  79.4
      5 Vaughn Drive
      Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:


Thomas C. Lynch				   --			   --

Thomas J. Meaney				   50,000		  19.6

Wayne E. Meyer				   --			   --

Tom L. Schaffnit				   --                --


(iii)	All Current Directors and Officers as a Group
(four persons)				   50,000	        19.6


(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



Series B Stock

The following table sets forth certain information, as of April 15, 2002, with respect to holdings of the Company's Series B Stock by (i) each person known
by the Company to be the beneficial owner of more than 5% of the total number of
shares of Series B Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a
group.

    Amount and Nature
       of Beneficial	      Percent
Name of Beneficial Owner	        Ownership(1)           of Class
(I)	Certain Beneficial Owners:
The Mercantile & General 		   91,342			 8.3
        Reinsurance Company, PLC
Moorfields House
Moorfields
London EC2Y 9AL

Transitions Two, Limited Partnership  583,425			52.9
920 Hopmeadow Street
Simsbury, Connecticut 06070

Princeton Valuation Consultants,      231,961			21.0
 L.L.C
5 Vaughn Drive
Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:

Thomas C. Lynch				    --		       --

Thomas J. Meaney				   66,500			 6.0

Wayne E. Meyer				   10,000			 *

Tom L. Schaffnit				    --			 --

(iii)	All Current Directors and Officers as a Group
(four persons) 				    76,500       		 6.9

*	Less than 1%
(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.





Series C Stock

The following table sets forth certain information, as of April 15, 2002, with respect to holdings of the Company's Series C Stock by (i) each person known
by the Company to be the beneficial owner of more than 5% of the total number of
shares of Series C Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a
group.

Amount and Nature
  of Beneficial	  	Percent
Name of Beneficial Owner	        Ownership(1)           of Class

(I)	Certain Beneficial Owners:

Transitions Two, Limited Partnership	 5,000		  100.0
920 Hopmeadow Street
Simsbury, Connecticut 06070





Series D Stock

The following table sets forth certain information, as of April 15, 2002, with respect to holdings of the Company's Series D Stock by (i) each person known
by the Company to be the beneficial owner of more than 5% of the total number of
shares of Series D Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a
group.


Amount and Nature
   of Beneficial		Percent
Name of Beneficial Owner		   Ownership(1)     	of Class

(I)	Certain Beneficial Owners:

Princeton Valuation Consultants,
 L.L.C.					      138,000           20.0
5 Vaughn Drive
Princeton, New Jersey 08540

Frederick C. Tecce				138,000		20.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

The Estate of Joseph R. Burns             138,000		20.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540


(ii)	Current Directors and Named Executives:

Thomas C. Lynch					--		       --

Thomas J. Meaney					138,000		20.0

Wayne E. Meyer					138,000		20.0

Tom L. Schaffnit					--			 --


(iii)	All Current Directors and Officers as a Group
(four persons) 					276,000	      40.0


(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

The following financial statements are incorporated herein:

Independent Auditors' Reports
Balance Sheet at December 31, 2001
Statements of Operations for the years ended December 31, 2001 and 2000 Statements of Shareholders' Equity (Deficiency) for the years ended
           December 31,
 2001 and 2000
Statements of Cash Flows for the years ended December 31, 2001 and 2000 Notes to Financial Statements




	SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated: April 15, 2002
                          By: /s/
                          --------------------------------
 Thomas J. Meaney, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report
has been signed below by the following persons on behalf
          of the registrant and in
the capacities indicated and on the date indicated.


Signatures                                   Date


/s/---------------------------		   April 15, 2002
Wayne E. Meyer, Chairman

/s/                                          April 15, 2002
------------------------------
Thomas C. Lynch, Director

/s/
------------------------------		   April 15, 2002
Thomas J. Meaney, Director

/s/                                          April 15, 2002
------------------------------
Tom L. Schaffnit, Director


















	Lipman Selznick & Witkowski
	Raritan Plaza III
	101 Fieldcrest Avenue
	Post Office Box 6204
	Edison, New Jersey 08818-6204
	(732) 225-8888
	FAX (732) 225-5326

	Independent Auditors' Report

To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheet of Mikros Systems Corporation as of December 31, 2001, and the related statements of operations, changes in shareholders' equity deficiency and cash flows for the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an
opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted
in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a
test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and
significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all
material respects, the financial position of Mikros Systems Corporation as of December 31, 2001, and the results of its operations and its cash flows for each
of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has sustained recurring losses from operations
 that raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note B.  The
financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A Professional Corporation
Lipman Selznick & Witkowski
Edison, New Jersey
March 10, 2002


	MIKROS SYSTEMS CORPORATION
                              BALANCE SHEET

                                      DECEMBER 31,
         ASSETS                           2001
------------------------------       ------------

CURRENT ASSETS
  Cash                                $   94,252

  Accounts Receivable				36,142

  Other Current Assets                    17,425
                                     ------------
TOTAL CURRENT ASSETS                     147,819
                                     ------------

  Equipment                               61,063

  Less: Accumulated Depreciation          51,524
 						 ------------
  							 9,539
                                     ------------
OTHER ASSETS:

  Patent Costs, net                       23,254

                                     ------------
TOTAL ASSETS				 $   180,612
                                     ============

	See Notes to Financial Statements



	MIKROS SYSTEMS CORPORATION
                           BALANCE SHEET (continued)


         LIABILITIES AND                            DECEMBER 31,
 SHAREHOLDERS'  EQUITY  DEFICIENCY                      2001
----------------------------------                  -----------
CURRENT LIABILITIES
  Accounts Payable                                  $   36,110
  Accrued Payroll and Payroll Taxes                     23,198
  Accrued Expenses                                      16,062
  Due to related parties                                48,926
  Customer Advances                                     15,000
                                                   ------------
TOTAL CURRENT LIABILITIES                              139,296

                                                   ------------
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
par value $.01 per share, authorized 150,000
shares, issued and outstanding 5,000 shares
                                                        80,450
                                                   ------------
SHAREHOLDERS' EQUITY DEFICIENCY

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

  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding
                                                         6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,106,753 shares
                             	                     311,068

  Capital in excess of par value                    11,363,671

  Accumulated Deficit                              (11,734,347)
                                                   ------------
TOTAL SHAREHOLDERS' EQUITY DEFICIENCY	             (39,134)
                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   DEFICIENCY				        $    180,612
                                                   ============

	See Notes to Financial Statements












                         MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS

					Years Ended December 31,
                                        2001          2000
                                    ------------   ----------

 Royalties					$	86,827   $	 54,144

 General and Administrative              163,998      149,630
                                     ------------  -----------
  Loss from Operations                   (77,171)     (95,486)
                                    ------------  -----------
Other Income (expense):
  Interest                                     -       (8,147)
  Sale of New Jersey tax
    attributes  			                 -      214,169
  Gain on sale of equipment                    -        4,377
                                    ------------  -----------
                                               -      210,399
                                    ------------  -----------
 Income (loss) before
  provision for income taxes   	     (77,171)     114,913

Provision for income taxes			     -        5,200
                                    ------------  -----------

Net income (loss)                    $  (77,171)   $  109,713
                                    ============  ===========

Basic income (loss) per share        $    (0.00)  $      0.00

                                    ============  =============
Weighted average number of shares
 outstanding                          30,948,410   29,559,670
                                    ============  =============

See Notes to Financial Statements




















	MIKROS SYSTEMS CORPORATION
	STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
	YEARS ENDED DECEMBER 31, 2001 AND 2000



$0.01 Par Value
   ----------------------------------------------------------
    Number      Par     Number     Par     Number     Par
   of shares   Value   of shares  Value   of shares  Value
       -----------------------------------------------------------

1826:
 Balance-December 31, 1999  255,000  $2,550  1,131,663  $11,316  690,000 $6,900

Exercise of warrants
Issuance of common stock
Conversion of secured debt
Net Income

 ----------  --------  --------- -------   ---------  -------
1834:
 Balance-December 31, 2000    255,000 2,550  1,131,663  11,316  690,000  6,900

Conversion of accrued liabilities
Conversion of Series B
  preferred stock to common stock                     (29,230)   (292)
Net loss
  ----------  --------  --------- -------   ---------  --------
Balance - December 31, 2001 255,000 $ 2,550 1,102,433  $11,024  690,000  $ 6,900
==========  ========  ========= =======   =========  ========


                                                  Capital in
                               Common Stock       excess of     Accumulated
                              $0.01 Par Value     Par Value       Deficit
                            ------------------------------------------------
                               Number      Par
                              of shares   Value
                            -----------------------

Balance-December 31, 1999      28,588,963  $285,890 $ 11,005,252   $(11,766,889)

Exercise of Warrants              112,500     1,125        1,250
Issuance of common stock           43,750       438            -
Conversion of secured debt      1,873,850    18,738      328,108
Net Income                                        		     109,713
                               ----------  --------  -----------   ------------
Balance-December 31, 2000      30,619,063   306,191   11,334,610    (11,657,176)

Conversion of accrued liabilities 400,000	    4,000       20,000
Conversion of Series B
 preferred stock to common stock   87,690       877        9,061

Net Loss 						             (77,171)
                             ----------  --------- -----------   -------------
Balance - December 31, 2001   31,106,753   $311,068 $ 11,363,671   $(11,734,347)
                              ==========  ========  ===========   =============

                                  See Notes to Financial Statements







                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                                2001             2000
                                             ----------      -----------
Cash Flow From Operating Activities:
  Net income (loss)                          $   (77,171)    $   109,713
 Adjustments to reconcile Net income (loss)
 to Net Cash  Provided (used) by
 Operating Activities:
   Depreciation and Amortization                   4,595           2,119
   Common Stock issued for services related       24,000          83,195
  Gain on sale of assets				     -          (4,377)
Net Changes in Operating Assets and Liabilities
  Accounts Receivable                              2,891          (9,033)
  Receivable on sale of tax attributes		40,964         (40,964)
  Other Current Assets                           (16,925)              -
  Accounts Payable                                 6,270         (22,718)
  Accrued Payroll and Payroll Taxes                1,119          (3,161)
  Accrued Expenses                               (18,988)         26,212
                                              -----------      ---------
 Net Cash provided by (used in)
   operating activities			       (33,245)        140,986
                                              -----------      ---------
Cash Flows From Investing Activities:
   Purchase of Equipment                          (1,341)              -
   Proceeds from sale of equipment                     -		6,000
   Patent costs                                        -          (2,206)
                                              -----------      ----------
Net Cash Provided by investing
  Activities				         (1,341)         3,784
                                              -----------      ----------

Cash Flows Provided Financing Activities:
  Repayment from related parties                 (23,124)        (39,043)
  -           2,813
  Proceeds from conversion of preferred stock      9,646               -
  					    -----------      ----------
   Net Cash  (used in)
    financing activities                         (13,478)        (36,230)
                                      -----------      ----------

Net increase (decrease) in cash                  (48,064)        108,550
Cash, Beginning of Year	                        142,316          33,766
                                              -----------       ----------
Cash, end of year                            $    94,252     $   142,316
                                             ============    =============
Supplemental disclosure of cash flow information

  Cash paid during the year for
    Income taxes			            $    5,300                -
                                             ============    =============

Supplemental disclosure of non-cash activities:
Stock Issued from conversion of notes
    payable		                    $        -      $   115,900
                                             ===========     =============

  Conversion of Preferred Stock B to
     Common stock                            $      292      $         -
                                             ===========     =============
See Notes to Financial Statements


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

As a result, the Company's Board of Directors determined that it would be in the
best interest of the shareholders to sell the government contracts and use the proceeds to focus exclusively on the commercial contracts, particularly the AM radio data casting

The Company sold its military contracts to an unrelated third party (the Purchaser). The Purchaser entered into a royalty agreement with the
          Company, and
is required to pay 2% royalty on all data terminal set sales over a four year period that expires in 2002. In addition, the Purchaser was obligated to supply $1,000,000 in engineering services to the Company, which was expended  by the end
of 1999 on the AM data program in cooperation with MBC









B.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

Basis of Presentation
---------------------

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. These financial statements do not include any adjustments that would be required if the Company were unable to continue as a going concern.

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


Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Equipment
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives which range from 2 to 5 years. Depreciation expense amounted to $269 and $0 for years ended December 31, 2001 and 2000, respectively.






Earnings per Common Share
-------------------------

The Company adopted Statement of Financial Accounting Standards No.128,
	earnings per share, and in accordance with this provision has restated all
	prior periods. Basic earnings per common 	share is computed using the
	weighted average number of shares outstanding. 	The  number of common
	shares that would be issued from the exercise of stock options and
	warrants, and the conversion of convertible preferred stock would be anti-
	dilutive.

Revenue Recognition
-------------------

     	Royalty revenues are recorded when shipments are completed and reported to
     	the Company.


Patents
      -------

Patent costs are amortized over a 17-year life. Amortization expense amounted to $4,326 and $2,119 for the years ended December 31, 2001 and 2000, respectively.

Warranty Costs
--------------

The Company expects warranty costs to be minimal.


Cash
 	----

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2001, there was $102,206 in cash on deposit with a financial institution only $100,000 of which is insured by the FDIC.


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

The Company paid the investors all of the interest accrued on promissory notes payable through May 15, 1998. At that time, it offered to convert the notes at face value to stock valued at $0.06 per share in order to restructure its debt.
During 2000, the sole remaining note holder converted the debt and interest, totaling $43,000 under the 1998 terms. A total of 4,840,268 shares of common stock were issued for conversion of debt.

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

D.   DIVIDENDS
--------------
As of December 31, 2001 and 2000, there were dividends in arrears on shares of Series D Preferred Stock of $552,000 and $483,000 ($.10 per share) respectively.


E.   REVENUES
-------------

Royalty revenues from one customer amounted to 100% of total revenues in 2001 and
2000, respectively.






F.  INCOME TAXES
----------------

Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

The Income tax provision (benefit) is computed as follows:



 2001   	  2000
                             ---------   ---------

Current tax expenses        $        -   $  48,800
Benefit from utilization of
 net operating losses                -     (38,400)
Benefit from utilization of
 State R&D credits                   -      (5,200)
Deferred Tax Expense (Benefit) 459,600     698,700
Decrease in valuation
   Allowance                  (459,600)   (698,700)
                              ---------   ---------

Net Tax Provision           $	       -   $   5,200
                             =========   =========

During 2000, as permitted by New Jersey Statues, the Company has sold their entire state net operating loss carryforwards and approximately $40,000 of its available state research and development credits. The Company realized $214,169
from the sale of these tax attributes.

The differences between the statutory federal income tax rate and the effective Company tax rate is as follows:

                               2001		  2000
                             --------   ----------
Federal statutory rate		 34.0% 	 34.0%
Utilization of net operating
 loss carryforwards             0.0 	(32.5)
State income taxes, net of
 federal tax effect        	  0.0         3.0
Decrease in valuation
 allowance				 (34.0)       0.0
                             ---------  ----------
Effective tax rate              0.0%        4.5%
                             =========  ==========









Total available Net Operating Loss Carry Forwards are reflected in the following
schedule:

   		YEAR         AVAILABLE FOR      AVAILABLE FOR
              			 OF             FEDERAL            STATE
            		     EXPIRATION       TAX PURPOSES      TAX PURPOSE

				2002	     $	  923,000        $         -
                              2003             606,000                  -
                              2004             147,000                  -
                              2005              81,000                  -
                              2008                   -             77,000
                              2010             602,000                  -
                              2011           1,422,000                  -
                              2012             339,000                  -
                              2013             277,000                  -
                              2021              77,000                  -
                                           --------------     -------------
                                           $ 4,474,000         $   77,000

The deferred tax asset and deferred tax liability consist of the following:

                               2001          2000
                             ---------    ---------
Deferred tax asset:
  Net Operating loss
  carry forward            $ 1,525,320  $  1,984,920
  Research and Development
    credit				  52,532        52,532
  Valuation Allowance      ( 1,577,852)  ( 2,037,452)
                            ----------   -----------
Net deferred tax asset     $         -  $          -
                            ==========   ===========
Total Deferred tax
 liability        	   $         -  $          -
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


G.  RELATED PARTY TRANSACTIONS
-------------------------------

As of December 31, 2001, the Company owed its board members $19,573.



MBC has advanced the Company $48,799 for working capital purposes.
          The obligation
is due on demand without interest.


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






K.  STOCK OPTIONS AND WARRANTS
-------------------------------

In 1992, the Company adopted an Incentive Stock Option Plan. The stock option plan, as amended provides for ten-year options to purchase up to
           2,000,000 shares
of Common Stock at a price equal to the market price of the shares on date of grant, exercisable at the cumulative rate of 25% per annum.

The Company has adopted the disclosure-only provisions of
           Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), but applies APB Opinion 25 and related interpretations in accounting
for its various stock option plans.  There was no compensation cost for the years
ended December 31, 2001 and 2000. Had compensation cost been recognized consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts as follows:

                                   2001          2000
                               -----------    -----------
Net income (loss):
               As Reported      $  (85,545)     $ 109,713
                                ==========     ===========
               Proforma         $  (85,545)     $ 109,713
                                ==========     ===========
Basic earnings (loss) per share:

               As Reported      $   (0.00)     $    (0.00)
                                ==========    ===========
               Proforma         $   (0.00)     $    (0.00)
                                ==========    ===========

The fair value of the Company's stock options used to
           compute
           proforma net income
(loss) and net income (loss) per share disclosures
           is the
            estimated present value
at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

     ASSUMPTION                 2001              2000
                            -----------       ----------
     Dividend yield                0%              0%
     Risk free interest rate    6.48%           6.48%
     Expected life              5 years         5 years
     Expected volatility         235%            235%

Proforma net income (loss) reflects only options granted in 1996 and 1995. Options which were granted in 1997 were subsequently forfeited. In addition, 42.3% of all outstanding options as of December 31, 1998 were
           forfeited in 1999.
Therefore, the full impact of calculating compensation cost for stock options issued in 1997 under Statement of Financial Accounting Standards No.
         123 is not
material. Compensation cost for options granted prior to January 1, 1995 is not considered.




Option activity under the Company's Plan is summarized below:


     Weighted              Weighted
         Average              Average
      Exercise              Exercise

2532: ----------------------------------------------
Options outstanding beginning
240,000    $ 0.1240
Granted 			              -   0.000      361,818      0.1040
Exercised  			               -  0.000      (25,000)     0.0003
Cancelled			               -  0.000            -      0.0000
                                   ---------------------------------------------
2539: Options outstanding, end of year 576,818 $0.1520  576,818 $ 0.1520
                                   =============================================

The following summarizes information about the Company's stock options outstanding at December 31, 2001:

2577:  Options Outstanding   Options Exercisable
2578:  ----------------------------------   ---------------------------
2579:   Range of  Number  Weighted Avg.  Weighted  Number  Weighted
2580: Exercise Outstanding  Remaining  Avg. Exercise  Exercisable  Avg. Exercise
 Price
2583:  --------  -------- ---------   --------   ---------  -------
  $0.0625  100,000 	 3.9 years        $0.0625         -	       $0.0625
  $0.1875   10,000	 6.3 years        $0.1875        - 	       $0.1875
  $0.50	   30,000	 7.5 years        $0.50             -  	       $0.50
         9.4 years        $0.06               -         $0.06
 10.4 years         $0.15               -             $0.15
 10.6 years             $0.20               -             $0.20

          				  As of December 31,

Common Stock Warrants:         2001        2000
                              -------      -------
Warrants outstanding and
 exercisable at,
 beginning of year          6,627,750     6,759,000
Granted                             -             -
Exercised                           -      (131,250)
Expired or terminated        (793,750)            -
                            ----------    ---------
Warrants outstanding and
 exercisable, end of year   5,834,000     6,627,750
                            ==========    =========

Exercise price per warrant
                             $0.06,         $0.01,
     $0.26          $0.06,
     $0.65, &       $0.10,
                             $0.78          $0.26,
                                            $0.65, &
                                            $0.78


                                    As of December 31,
Series C Preferred
Stock Warrants               2001         2000
                           -------       -------
Warrants outstanding and
 exercisable at, beginning
  of year                   97,500		97,500
Granted                          -             -
Exercised                        -             -
Expired or terminated      (97,500)            -
                           -------       --------
Warrants outstanding and
 exercisable, end of year        -        97,500
                           ========      ========

Exercise price per warrant $     -        $ 1.00
                           ========      ========


L.   PROFIT SHARING PLAN
-------------------------

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

M.   FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------

The carrying amounts reflected in the financial statements for cash, loans and 2617: notes payable approximate the respective fair values due to the short maturities
of those instruments.

            December 31, 2000
 -------------------------------       -----------------------------------
             Carrying                              Carrying
    Amount     Fair Value                Amount        Fair Value
  -----------------------------------
Assets
$  94,252    $ 94,252      $  142,316    $  142,316

Liabilities
2629:   Mandatorily redeemable
     -         80,450            -


     (A)	It is not practicable to estimate the fair value of
		mandatorily redeemable preferred stock because of the inability to estimate fair value without incurring excessive costs.




1