Form 10QSB
period 2002-03-31
MIKROS SYSTEMS CORP
filed 2002-05-13
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
Commission File No. 2-67918

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2002:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,106,753

Transitional Small Business Disclosure Format (check one):

Yes:___X___        No:________






TABLE OF CONTENTS

PART I.  FINANCIAL STATEMENTS                PAGE #

Item 1.  Financial Statements  3

	CONDENSED BALANCE SHEET
	As of March 31, 2002  4

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended March 31, 2002
        and 2001    6

	CONDENSED STATEMENTS OF CASH FLOWS
	 For the Three Months Ended March 31, 2002
        and 2001   7

	NOTES TO THE CONDENSED FINANCIAL STATEMENTS
 	      8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations 11

	  Results of Operations 13

	  Liquidity and Capital Resources 13

PART II  OTHER INFORMATION

	   Item 5.  Other Information   15

	   Item 6.  Exhibits and Reports on
		      Form 8-K  15

	   SIGNATURES  16




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Mikros Systems Corporation (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the fiscal year ended December 31, 2001.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

					MARCH 31,
ASSETS				        2002
------ 				--------

CURRENT ASSETS

  Cash					$ 109,068
  Accounts Receivable		   18,071
  Other Current Assets		    9,585
					  --------
  TOTAL CURRENT ASSETS		  136,724
   					  --------

FIXED ASSETS

  EQUIPMENT				   61,063
    Less: Accumulated Depreciation (51,591)
					  --------
FIXED ASSETS, NET			    9,472
				        --------
OTHER ASSETS

  Patent Costs, Net                 22,724
                                  --------
                                    22,724
					 --------
TOTAL ASSETS		  	 	$ 168,920
                                 =========

  See Notes to Financial Statements






MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                  MARCH 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2002
						      ---------
CURRENT LIABILITIES
  Accounts Payable                                 $36,112
  Accrued Payroll and Payroll Taxes                 23,938
  Accrued Expenses                                  25,351
  Unbilled Receivables				        2,840
  Advances from an affiliate                        49,055
  Customer Advances                                 15,000
                                                 ---------
TOTAL CURRENT LIABILITIES                         $152,296
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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,106,753                           311,068

  Capital in excess of par                      11,363,671
  Accumulated deficit                          (11,759,039)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (    63,826)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  168,920
                                               ============

See Notes to Financial Statements








MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                               Three Months Ended,
                       March 31, 2002   March 31, 2001
                       --------------   --------------
Revenues:
  Royalties            $      21,945    $     31,960

                        -------------    -----------
Expenses:
 General & Administrative     46,635          57,561
                          -----------    -----------
                              46,635          57,561
                          -----------    -----------

Net Operating Loss           (24,690)        (25,601)
                          -----------    -----------
Net Loss                $    (24,690)    $   (25,601)
                         ============    ============

Basic Loss Per Share    $        0.00    $      0.00
                         ============    ============
Weighted Average number
 of shares outstanding     31,106,753     30,619,063
                         =============   ============

See Notes to Financial Statements










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                         The Three Months Ended
                                         March 31, 2002  March 31, 2001
                                         --------------  --------------
Cash Flow From Operating Activities:
   Net Loss                                $( 24,690)  $ (25,601)
Adjustments to reconcile Net (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
  Depreciation and Amortization		    597         530
 Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable			         18,071     12,500
   Other Current Assets			  7,840     (5,400)
   Other Assets    			             -       2,206
  Increase (Decrease) in:
   Accounts Payable				      -      3,354
   Accrued Payroll and Payroll Taxes	            740      1,436
   Other Liabilities                           12,129     10,400
                                             --------   --------
 Net Cash Provided by(used in) Operations      14,687      (575)
						--------   --------
  Cash Flows Provided from Financing
      Activities:
     Advance from related party		     129         -

	  		                      ---------   --------
 Net increase (decrease) in cash		  14,816      (575)
 Cash, beginning of the period                 94,252    142,316
                                             --------    --------

Cash at the end of the period		      $ 109,068    $141,741
                                             ========    ========

      See Notes to Financial Statements






MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) MARCH 31, 2002

Note 1  Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001.

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002.

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

The Company sold its military contracts to an unrelated third party (the Purchaser). The Purchaser entered into a royalty agreement with the Company, and is required to pay a 2% royalty on all data terminal set sales over a four-year period that expires in 2002. In addition, the Purchaser was obligated to supply $1,000,000 in engineering services to the Company, which was expended by the end of 1999 on the AM data program in cooperation with MBC.

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

Mikros, in conjunction with Anteon Corporation, as a subcontractor, will initially focus on the development of an intelligent test and maintenance tool for the AN/SPY-1 AEGIS Radar. The objective is to develop a "smart" tool capable of aiding the technician in the troubleshooting, repair, alignment, and maintenance efforts necessary to keep the SPY-1 Radar system in peak operating condition, while at the same time, significantly reducing the downtime currently required for periodic system alignment and calibration. Added benefits include a system measurement data collection capability, and interactive capability for distance support, and an interactive offline training capability.

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

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates. For a more detailed explanation of judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001

Results of Operations
---------------------

Three Months Ended March 31, 2002 and 2001

Total revenues were $21,945 for the first quarter ended March
31, 2002 compared to $31,960 for the same period in 2001. The revenues represent royalties earned pursuant to the Company's divestiture of its military contracts.

General and Administrative expenses for the quarter ended
March 31, 2002 were $46,635 versus $57,561 in the quarter ended March 31, 2001.

Net loss for the three months ended March 31, 2002 was $24,690 versus a net loss of $25,601 for the same period in 2001.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At March 31, 2002, the Company had cash of $109,068. As of
March 31, 2002, the Company had negative working capital of $15,572.

Net cash provided by operating activities was approximately
$14,687 which includes changes in certain of the Company's operating assets and liabilities and the net loss of the three months ended March 31, 2002.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for the quarter ended March 31, 2002 were $21,945.

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

None.






SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE:  May 13, 2002		By:/s/Thomas J. Meaney
			       ----------------------
				 President