Form 10QSB
period 2002-06-30
MIKROS SYSTEMS CORP
filed 2002-08-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
Commission File No. 2-67918

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

Yes: ___X___      No:_______

State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2002:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,566,753

Transitional Small Business Disclosure Format (check one):

Yes:___X___        No:________






TABLE OF CONTENTS

PART I.  FINANCIAL STATEMENTS                PAGE #

Item 1.  Financial Statements                               3

	CONDENSED BALANCE SHEET
	As of June 30, 2002                             4

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended and the Six Months
       Ended June 30, 2002 and 2001                   6

	CONDENSED STATEMENTS OF CASH FLOWS
	 For the Three Months Ended and Six Months Ended
        June 30, 2002 and 2001                                7

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS                                                   8

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





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

					June 30,
ASSETS				        2002
------ 				--------

CURRENT ASSETS

  Cash					$ 121,293
  Accounts Receivable		   11,667
  Other Current Assets		      500
					  --------
  TOTAL CURRENT ASSETS		  133,460
   					  --------

FIXED ASSETS

  EQUIPMENT				   67,738
    Less: Accumulated Depreciation (51,658)
					  --------
FIXED ASSETS, NET			   16,080
				        --------
OTHER ASSETS

  Patent Costs, Net                 22,194
                                  --------
                                    22,194
					 --------
TOTAL ASSETS		  	 	$ 171,734
                                 =========

  See Accompanying Notes






MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                  June 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2002
						      ---------
CURRENT LIABILITIES
  Accounts Payable                                 $36,112
  Accrued Payroll and Payroll Taxes                 23,409
  Accrued Expenses                                  31,035
  Unbilled Receivables				        2,840
  Advances from an affiliate                        48,705
  Customer Advances                                 15,000
                                                 ---------
TOTAL CURRENT LIABILITIES                         $157,101
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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,566,753                           315,668

  Capital in excess of par                      11,370,271
  Accumulated deficit                          (11,772,230)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (    65,817)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  171,734
                                               ============

See Accompanying Notes








MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                               Three Months Ended,		  Six Months Ended,
    June 30, 2002   June 30, 2001  June 30, 2002  June 30, 2001
    --------------   -------------- -------------  -------------
Revenues:
  Royalties            $      34,268    $  18,193	   $  56,213      $  50,153
  Contract Revenues           11,667			      11,667
   -------------    ------------   -------------  -------------
Total Revenues			45,935	      18,193         67,880         50,153
			  -------------   -------------  --------------  -------------
Cost of Sales:
  Contract Research &
    Development                9,156            -          9,156             -
 -------------    ------------   -------------  --------------
Total Cost of Sales            9,156            -          9,156             -
  -------------    ------------   -------------  --------------
Gross Margin                  36,779        18,193         58,724         50,153
 -------------    -------------  -------------  ---------------
Expenses:
 General & Administrative     49,970		37,529        96,605         95,088
 -------------    -------------   -------------  -------------
                              49,970         37,529        96,605         95,088
 -------------    -----------    -------------  -------------
Net Loss   $    (13,191)    $ (19,336)      $(37,881)      $(44,935)
 ============    ============   =============  =============

See Accompanying Notes










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

       The Three Months Ended      The Six Months Ended
  June 30, 2002  June 30, 2001 June 30, 2002  June 30, 2001
  --------------  -------------- -------------  -------------
Cash Flow From Operating Activities:
 Net Loss  $(13,191)    $ (19,334)    $(37,881)     $(44,935)
Adjustments to reconcile Net (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
 Depreciation and Amortization	    597 	   664        1,194        1,194
 Common Stock Issued for
  Services Rendered           11,200             -       11,200    -
 Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable			   6,404       11,544        24,4?5       24,045
   Other Current Assets	           9,085      (5,030)        16,925        (370)
   Other Assets    			       -           -              -         2,206
  Increase (Decrease) in:
   Accounts Payable			       -      (16,657)            -         6,272
   Accrued Payroll and Payroll Taxes    (529)    (325)     211    1,110
   Other Liabilities          5,684       (2,359)        17,813      (15,658)
                                --------     --------      --------      -------
 Net Cash Provided by(Used In)
    Operations         19,250      (21,437)        33,937      (26,136)
                               ---------    ---------    ---------   --------
Cash Flows from Investing
  Activities:
 Acquisition of   Equipment	  (6,675)           -         (6,675)            -
			                 --------     --------      ---------     --------
  Cash Flows from Financing
      Activities:
     Advance (repayment)
   from/to related party     (350)        3,619         (221)       (23,495)
     			                 --------     --------      ---------     --------
 (16,751)       27,041   (17,326)
109,068      141,741       94,252    142,316
                               --------     --------      ---------    ---------

$ 121,293    $124,990   $121,293   $124,990
                ========    =========     ===========   ========

      See Accompanying Notes






MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) JUNE 30, 2002

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

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2002 and the results of its operations and its cash flows for the six months ended June 30, 2002.

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

In May 2002, the U.S. Navy's Dahlgren Division, Naval Surface
Warfare Center (NSWCDD) awarded Mikros a Phase I SBIR
(Small Business Innovative Research) contract. The contract is valued at approximately $75,000 and represents the first stage in the development of a Multiple Function Distributed
Test and Analysis Tool (MFDTAT). This project will focus on developing standardized test equipment and testing processes, using modern artificial intelligence techniques, to provide a foundation for new, less manpower-intensive methods of system maintenance, alignment, fault detection and isolation. The Company believes the potential benefits to the U.S. Navy are: (1) increased readiness through reduced maintenance downtime of critical systems; (2)increased system reliability through predictive failure analysis and proactive remediation; and (3) more efficient and effective use of technical manpower through increased automation, distance support, and interactive training.

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

Results of Operations
---------------------

Six Months Ended June 30, 2002 and 2001

Total revenues were $45,935 for the second quarter ended June 30, 2002 compared to $18,193 for the same period in 2001. The revenues represent royalties earned pursuant to the Company's divestiture of its military contracts and contract revenue related to a SBIR contract.

General and Administrative expenses for the quarter ended
June 30, 2002 were $49,970 versus $37,529 in the quarter ended June 30, 2001.

Net loss for the six months ended June 30, 2002 was $37,881 versus a net loss of $44,935 for the same period in 2001.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At June 30, 2002, the Company had cash of $121,293. As of
June 30, 2002, the Company had negative working capital of $23,641.

Net cash provided by operating activities was $33,937 which includes changes in certain of the Company's operating assets and liabilities and the net loss of the six months ended June 30, 2002.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for the quarter ended June 30, 2002 were $34,268 and represents the final revenue related to this agreement.

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

Exhibit 99  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350

(b)	Reports on Form 8-K.

None.






SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE:  August 14, 2002	By:/s/Thomas J. Meaney
			       ----------------------
				President
				(Chief Executive Officer and
                            Chief Financial Officer)


                                      EXHIBIT 99

728:  STATEMENT PURSUANT TO 18 U.S.C. Section
1350

730: Pursuant to 18 U.S.C. Section 1350, the undersigned certifies that this Quarterly Report on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Mikros Systems Corporation.



				By: /s/ Thomas J. Meaney
Dated:	August 14, 2002	    Thomas J. Meaney, President,
				      Chief Executive Officer and
					Chief Financial Officer