Form 10QSB
period 2002-09-30
MIKROS SYSTEMS CORP
filed 2002-11-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
Commission File No. 2-67918

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of September 30, 2002:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,566,753

Transitional Small Business Disclosure Format (check one):

Yes:___X___        No:________






TABLE OF CONTENTS

PART I.  FINANCIAL STATEMENTS                PAGE #

Item 1.  Financial Statements                               3

	CONDENSED BALANCE SHEET
	As of September 30, 2002                  4

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended and the Nine Months
       Ended September 30, 2002 and 2001         6

	CONDENSED STATEMENTS OF CASH FLOWS
	 For the Three Months Ended and Nine Months Ended
        September 30, 2002 and 2001                       7

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS                                                     8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations                                           11

	  Results of Operations                       13

	  Liquidity and Capital Resources     13

PART II  OTHER INFORMATION

	   Item 5.  Other Information                 15

	   Item 6.  Exhibits and Reports on
		      Form 8-K               15

	   SIGNATURES                                       16




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Mikros Systems Corporation (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2001.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

				   September 30,
ASSETS				        2002
------ 				--------

CURRENT ASSETS

  Cash					$  66,574
  Accounts Receivable		   11,667
  Other Current Assets		   10,019
					  --------
  TOTAL CURRENT ASSETS		   88,260
   					  --------

FIXED ASSETS

  EQUIPMENT				   67,738
    Less: Accumulated Depreciation (52,281)
					  --------
FIXED ASSETS, NET			   15,457
				        --------
OTHER ASSETS

  Patent Costs, Net                 21,664
                                  --------
                                    22,194
					 --------
TOTAL ASSETS		  	 	$ 125,381
                                 =========

  See Accompanying Notes






MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                 September 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2002
						      ---------
CURRENT LIABILITIES
  Accounts Payable                                 $36,112
  Accrued Payroll and Payroll Taxes                 22,503
  Accrued Expenses                                   6,212
  Advanced Billing			        2,840
  Advances from an affiliate                        48,705
  Customer Advances                                 15,000
                                                 ---------
TOTAL CURRENT LIABILITIES                         $131,372
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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,566,753                           315,668

  Capital in excess of par                      11,370,271
  Accumulated deficit                          (11,792,854)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (    86,441)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  125,381
                                               ============

See Accompanying Notes








MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                               Three Months Ended,		  Nine Months Ended,
238: September 30, 2002 September 30, 2001 September 30, 2002 September 30, 2001
239:  ------------------ ----------------   ------------------ -------------
Revenues:
  Royalties            $           -    $   6,218	   $  56,213      $  56,371
  Contract Revenues           35,000		   -          46,667             -
243:   -------------    ------------   -------------  -------------
Total Revenues			35,000	       6,218        102,880         56,371
			  -------------   -------------  --------------  -------------
Cost of Sales:
  Contract Cost               18,571            -          27,727             -
249:  -------------    ------------   -------------  --------------
Total Cost of Sales           18,571            -          27,727             -
251:   -------------    ------------   -------------  --------------
Gross Margin                  16,429         6,218         75,153         56,371
253:   -------------    -------------  -------------  ---------------
Expenses:
 General & Administrative     37,053		33,024       133,658        128,112
256:   -------------    -------------   -------------  -------------
                              37,053         33,024       133,658        128,112
258:   -------------    -----------    -------------  -------------
$    (20,624)    $ (26,806)      $(58,505)      $(71,741)
260:  ============    ============   =============  =============

See Accompanying Notes










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

The Three Months Ended      The Nine Months Ended
278: September 30, 2002 September 30, 2001 September 30, 2002 September 30, 2001
279: ------------------ ------------------ -----------------  ------------------
Cash Flow From Operating Activities:
    $(20,624)    $ (26,806)    $(58,505)     $(71,741)
Adjustments to reconcile Net Loss
 to Used by Operating
 Activities:
 Depreciation and Amortization	  1,153 	   597        2,347        1,791
 Common Stock Issued for
                  -             -       11,200	        -
 Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable			       -       20,118        24,475       44,163
   Other Current Assets	          (9,519)     (6,493)         7,406      (6,863)
   Other Assets    			       -           -              -         2,206
  Increase (Decrease) in:
   Accounts Payable			       -        3,492             -         9,764
(906)       (311)          (695)         799
              (24,823)      (8,490)        (7,010)       (147)
                               --------     --------      --------      -------
 Net Cash (Used In)
 Operations                  (54,719)    (17,893)       (20,782)     (20,028)
                           ---------    --------      ---------     --------
Cash Flows from Investing
  Activities:
   Acquisition of  Equipment         -          -          (6,675)      (1,341)
			                 --------     --------      ---------     --------

  Cash Flows from Financing
      Activities:
     Advance (repayment)
 -        (372)           (221)     (23,867)
    Proceeds from exercise of
     Options and warrants       -           -               -        9,646
     			                 --------     --------      ---------     --------
 Net Cash Provided by financing
   Activities            -       (372)            (221)     14,221
                            --------     --------      ---------     --------
   (27,678)    (35,590)
124,990          94,252     142,316
                         --------     --------      ---------    ---------

    $  66,574    $106,726      $   66,574    $106,726
                              ========    =========     ===========   ========

Supplemental Disclosure of non-cash
Information:

 Stock Issued from Conversion of
    $       -    $      -      $       -     $ 24,000

      See Accompanying Notes






MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) SEPTEMBER 30, 2002

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

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2002 and the results of its operations and its cash flows for the nine months ended September 30, 2002.

Interim results are not necessarily indicative of results for the full fiscal year.
362:


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

In order to continue as a going concern, the Company will need to incur substantial expenditures to develop and market its commercial wireless communications business. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due.




The Company is seeking additional financing to fund its operating and capital requirements through 2003. If cash flows are insufficient or the Company is unable to raise funds on acceptable terms, there would be a material adverse effect on the Company's financial position and operations and its ability to continue as a going concern. This would force the Company to further reduce its expenditures, reduce its workforce, sell certain assets or possibly explore additional alternatives including seeking bankruptcy protection. The Company cannot be certain that additional debt or equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company.

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

The Company sold its military contracts to an unrelated third party
(the Purchaser). The Purchaser entered into a royalty agreement with the Company, and is required to pay a 2% royalty on all data terminal set sales over a four-year period that expired in April 2002.
         In addition, the Purchaser was obligated to supply $1,000,000 in engineering services to the Company, which was expended by the end of 1999 on the AM data program in cooperation with MBC.

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

During 2001, the Company's Board of Directors decided to explore providing services to the government business sector in order to further leverage its technical knowledge base. Prior to its exclusive focus on the commercial business sector, which begun in 1998, Mikros had been successful in securing a number of governmental contracts. For example, Mikros had received over twelve competitive contract awards through the Small Business Innovative Research Program.

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

Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities
Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives. The forward-looking statements include risks and uncertainties, including, but not limited to, the Company's ability to continue as a going concern, the need for substantial financing to continue operations, the anticipated size of and growth in the markets for the Company's products, the trends favoring the use of the Company's proposed commercial products, the anticipated demand for the Company's new products, the timing of development and implementation of the Company's new product offerings, the utilization of such products by the Company's clients and trends in future operating performance, and other factors not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and development to be materially different from those expressed in or implied by such statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations
---------------------

Nine Months Ended September 30, 2002

Total revenues were $35,000 for the third quarter ended September 30, 2002 compared to $6,218 for the same period in 2001. The 2002 revenues represent revenues from an SBIR Phase I that commenced in June 2002. The 2001 revenues represent royalties earned pursuant to the Company's 1998 divestiture of its military contracts and contract revenue related to a SBIR contract.

General and Administrative expenses for the quarter ended
September 30, 2002 were $37,053 versus $33,024 in the quarter ended September 30, 2001.

Net loss for the nine months ended September 30, 2002 was $58,505 versus a net loss of $71,741 for the same period in 2001.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At September 30, 2002, the Company had cash of $66,574. As of
September 30, 2002, the Company had negative working capital of $43,112.

Net cash used in operating activities was $20,782.
which includes changes in certain of the Company's operating assets and liabilities and the net loss of the nine months ended September 30, 2002.

Commencing April 10, 1998, for a period of four years, the Company is receiving a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provides for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for 2002 were $56,213 and represents the final revenue related to this agreement.

Mikros is presently seeking $5,000,000 in financing in order to implement its business plan. There is no guarantee that the Company will be able to obtain the necessary financing or that the application contemplated will be embraced by potential users.

The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology both directly and through its relationship with MBC. In order to continue such development and marketing, the Company will be required to raise additional funds.
The Company intends to consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail its operations. This would force the Company to further reduce its expenditures, reduce its work force, sell certain assets, or possibly explore other alternatives including seeking bankruptcy protection. Failure to obtain additional financing on terms acceptable to the Company may materially adversely affect the Company's ability to continue as a going concern.



Item 3.	Controls and Procedures.

a)	Evaluation of disclosure controls and procedures. Based
on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's president (principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

b)	Changes in internal controls.  There were no significant
changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.




PART II.  OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350

(b)	Reports on Form 8-K.

None.






SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE:  November 14, 2002	By:/s/Thomas J. Meaney
			       ----------------------
				President
				(Chief Executive Officer and
                            Chief Financial Officer)


CERTIFICATION

I, Thomas J. Meaney, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Mikros Systems
Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
				____________________________________
Dated:	November 14, 2002		Thomas J. Meaney,  President
					(Principal Executive Officer and Principal
					Financial Officer)




                                   EXHIBIT 99.1

839:  STATEMENT PURSUANT TO 18 U.S.C. 1350

841:    Pursuant to 18 U.S.C. 1350, the undersigned certifies that this
Quarterly Report on Form 10-QSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Mikros Systems Corporation.


                                By: /s/Thomas J. Meaney
Dated: November 14, 2002            ----------------------------
                                    Thomas J. Meaney, President,
                                    Chief Executive Officer and
				    Chief Financial Officer