Form 10KSB
period 2002-12-31
MIKROS SYSTEMS CORP
filed 2003-03-31
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
                         ----------------------
                              FORM 10-KSB
    	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
     	SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

Commission file number 2-67918

                      MIKROS SYSTEMS CORPORATION
                      --------------------------
         (Name of Small Business Issuer in Its Charter)

            Delaware                        14-1598200
            --------                        -----------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)

   707 Alexander Road, Suite 208, Princeton, New Jersey 08540
  (Address of principal executive offices, Including Zip Code)

Issuer's Telephone Number, including area code: 609-987-1513
                                                    ------------

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Registrant's revenues for the fiscal year ended December 31, 2002:
$126,000.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of Registrant as of March 26, 2003, was approximately $161,841, based on the average of the bid and asked price quoted by National Quotation Bureau, Inc.

The number of shares outstanding of the Registrant's $.01 par value common stock as of March 26, 2003 was 31,566,753.

				Transitional Small Business Disclosure Format

				Yes:________           No: ____X____


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

The Company supplied technology and products to the Department of
     Defense for military applications through March
1998. The
knowledge base and proprietary technology developed were recognized as applicable to the rapidly expanding commercial wireless business.

In 1995, the Company decided to also pursue a business plan which would employ these advanced techniques to enhance the data transmission rates in the AM and FM radio spectrum.

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in Mikros in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting
Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Mikros owned a majority interest in MBC, with the balance of MBC ownership held by Safeguard Scientifics.

Data Design and Development Corporation (3D) was also founded in 1996 as part of the Safeguard Scientific agreement to own the AM and FM technology.
 3D licensed
the FM technology rights in North America to Mikros and the AM technology rights in North America to MBC. Mikros owned two-thirds of the equity of 3D, and Safeguard owned the remaining one-third interest.

In November 2002, Safeguard Scientifics sold its equity interests in MBC,
3D and
the Company to Paul G. Casner, Thomas Lynch, Thomas J. Meaney,
Wayne E. Meyer and
Tom L. Schaffnit, each of whom is a Director of the Company.
Mr. Meaney also is
President, Chief Executive Officer and Chief Financial Officer of the Company. Each of such individuals acquired from Safeguard Scientifics (Delaware), Inc. 382,400 shares of the Company's Common Stock and warrants to purchase 1,091,800 shares of Common Stock. In January 2003, Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit each contributed the equity interests of MBC and 3D to the capital
of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company.

In April 1998, the Company sold its military contracts to an unrelated third party (the Purchaser). The Purchaser entered into a royalty agreement with the Company, and was required to pay a 2% royalty on all data terminal sets over a four-year period that expired in April 2002. In addition, the Purchaser was obligated to supply $1,000,000 in engineering services to the Company, which was expended by the end of 1999 on the AM data program in cooperation with MBC.

Mikros' commercial business assets now consist of both the original
FM technology
and the AM Radio technology. Continued development of the FM technology was postponed in order to focus on the further development of the AM Radio technology.

The digital system Mikros developed for AM radio data transmission allows simultaneous broadcasting of the present radio signal with a digital signal. The
Company believes that this is accomplished with minimal disturbance to the existing radio channel. Installation of this system requires minor modifications to the radio station transmitter, which the Company believes will not require new
FCC approval since adjacent channel interference is avoided.

The Company developed a business model for the AM technology during 1999. This model combined the AM data transmission technology with the operations of a nationwide or area wide network of AM radio stations equipped with the minor modifications to the radio station's transmitter. Data could be broadcast from point to multipoint, and the signal received by a small portable receiver to be developed based on the prototype used in the Company's experimental trials.

During 2001, the Company's Board of Directors decided to explore providing services to the government business sector in order to further leverage its technical knowledge base. During its tenure as a supplier of military applications, Mikros had been successful in securing a number of governmental contracts. For example, Mikros had received over twelve competitive contract awards through the Small Business Innovative Research Program.

In May 2002, the U.S. Navy's Dahlgren Division, Naval Surface Warfare Center (NSWCDD) awarded Mikros a Phase I SBIR (Small Business Innovative Research) contract. The contract was valued at $70,000 and represents the first stage in the development of a Multiple Function Distributed Test and Analysis Tool (MFDAT). The MFDAT project is focused on developing standardized test equipment and testing processes, using modern artificial intelligence techniques, to provide a foundation for new, less manpower-intensive methods of system maintenance, alignment, fault detection and isolation. The potential benefits to the U.S. Navy are: (1) increased readiness through reduced maintenance downtime of critical systems; (2) increased system reliability through predictive failure analysis and proactive remediation; and (3) more efficient and effective use of technical manpower through increased automation, distance support, and interactive training.

Mikros, in conjunction with Anteon Corporation, as a subcontractor, will initially focus on the development of an intelligent test and maintenance tool for the AN/SPY-1A AEGIS Radar. The objective is to develop a "smart" tool capable of aiding the technician in the troubleshooting, repair, alignment, and maintenance efforts necessary to keep the SPY-1A Radar system in peak operating condition, while at the same time, significantly reducing the downtime currently required for periodic system alignment and calibration. Added benefits include a system measurement data collection capability, and interactive capability for distance support, and an interactive offline training capability. In addition this technology is applicable to most DoD radars such as the SPS-49, SPQ-95 etc.

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

In February 2003 Mikros was invited by the Navy to submit a Phase II proposal for the MFDAT. The proposal was submitted on March 10, 2003 for $600,000 of funding to the Company and an option for additional funding of $150,000.
 In addition, in
March 2003 the Company was awarded an option for additional funding of $30,000 on the Phase I contract for MFDAT.

Marketing
---------

The Company is focused on developing interest in its AM technology and defense related government business.


Backlog
-------

As of December 31, 2002 and 2001, the Company had no backlog.



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

Employees
---------

As of March 26, 2003, the Company had three employees, all of whom are executive officers. The Company believes its relations with its employees are satisfactory.




Risk Factors
------------

The Company operates in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. The Company cautions all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this Annual Report and the Company's other filings with the Securities and Exchange Commission.

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

History of Losses, Lack of Liquidity; Working Capital Deficit. The Company incurred a net loss of $41,812 and $77,171 for the years ended
December 31, 2002
and 2001, respectively.  As of December 31, 2002, the Company had an accumulated
deficit of $11,776,159 and had a working capital deficiency of $25,265. In addition, the Company expects to incur substantial expenditures to expand its commercial wireless communications business. The Company's current working capital will not be sufficient to meet such objectives. There can be no assurance that the Company will achieve a profitable level of operations in the future.

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

There is a Substantial Doubt About the Company's Ability to Continue as a Going Concern. Based on the Company's current plans, the Company believes that its existing available cash may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, the Company expects that it will require additional financing prior to a return to profitability. All of these factors raise a substantial doubt as to the Company's ability to continue as a going concern. The report of our independent auditors, which is included in this
Annual Report, includes a going concern qualification. If the Company cannot sufficiently improve its profitability or raise more funds at acceptable terms, the Company could be required to further reduce its expenditures, further reduce its workforce and possibly explore additional alternatives including seeking bankruptcy protection.

Our Lack of Operating History in Providing Commercial Wireless Applications Makes Evaluating Our Future Performance Difficult. Historically, we developed and sold technology and products for military applications, primarily to the U.S. Navy. The commercial wireless products that the Company intends to develop perform different functions than our historic products, and are targeted at an entirely different customer base. Because the Company has not previously operated as a provider of commercial wireless products, the Company has no basis to evaluate its ability to develop, market and sell such products. The Company's ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to: develop and manufacture commercially attractive products; attract and retain an adequate number of customers; enter new markets and compete successfully in them; manage operating expenses; raise additional capital to fund the Company's capital expenditure plans; and attract and retain qualified personnel.

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



Potential Dilutive Effect of Preferred Stock, Warrants and Options; Possible Adverse Effect on the Company's Ability to Obtain Additional Financing. The outstanding securities of the Company include shares of convertible preferred stock, options and warrants. During the respective terms of the options and warrants, and when the preferred stock is outstanding, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock, causing a dilution of the interests of existing stockholders. Thus, the terms on which the Company may obtain additional financing during that period may
be adversely affected. The holders of preferred stock, options, and warrants may exercise their respective rights to acquire Common Stock at a time when the Company would, in all likelihood, obtain needed capital through a new offering of securities on terms more favorable than those provided by these outstanding securities. In the event that such holders exercise their rights to acquire shares of Common Stock at such time, the net tangible book value per share of the
Common Stock will be subject to dilution.

Potential Future Sales. Future sales of shares by existing stockholders under Rule 144 of the Securities Act or through the exercise of outstanding options or otherwise could have a negative impact on the market price of the
 Common Stock.
The Company is unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for the Common Stock of the Company, the personal circumstances of the sellers and a variety of other factors. Any sale of substantial amounts of Common Stock or other securities of the Company in the open market may adversely affect the market price of the Company's Common Stock and may adversely affect the Company's ability to obtain future financing in the capital markets as well as create a potential market overhang.

The Company's Common Stock is Subject to "Penny Stock" Regulations Which May Affect the Ability of the Company's Stockholders to Sell Their Shares. The Company's common stock is subject to Rule 15g-9 under the Securities Exchange Act, which imposes additional sales practice requirements on broker/dealers that sell such securities to persons other than established customers and 'accredited investors' (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse's income). For transactions covered by this rule, a broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of the Company's common stock to sell their shares in the secondary market.

Regulations of the SEC define 'penny stock' to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction involving penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure about commissions payable to both the broker/dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company Relies on Third-Party Contractors for Engineering Services That May be Difficult to Replace. The Company currently provides all engineering services through third-party contractors such as Anteon Corporation. These services may not continue to be available on commercially reasonable terms, if at all. Services that are not immediately replaceable would need to be internally developed, which could take substantial time and resources. The loss or inability to maintain any of these engineering service providers could result in delays in the development of the Company's products and services until equivalent services, if available, are identified, developed, and integrated, which could harm the Company's business.

No Dividends. The Company has never paid cash dividends on its Common Stock. Any payment of cash dividends in the future will depend upon the Company's earnings (if any), financial condition and capital requirements. In addition, the Company has executed certain loan agreements, which prohibit the payment of a
dividend on the Common Stock as long as such agreements are in place. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of the securities.

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


Item 2.  Properties
-------------------

The Company owns no real property. The Company is currently leasing 112 square feet of office space in Princeton, New Jersey.


Item 3.  Legal Proceedings
---------------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.



PART II

Item 5.	Market for the Registrants' Common Equity and Related Stockholder
Matters
------------------------------------------------------------------------------

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

                                               Bid
                                        High          Low
2002

  First Quarter			      $ 0.0500        $ 0.0160
  Second Quarter				  0.0850		0.0100
  Third Quarter				  0.0480		0.0260
  Fourth Quarter				  0.0260		0.0080


2001


  First Quarter				$ 0.0900	    $ 0.0310
  Second Quarter				  0.0450          0.0250
  Third Quarter				  0.0320		0.0230
  Fourth Quarter				  0.0610          0.0150


The Company has never paid cash dividends on its Common Stock. Any payment of cash dividends in the future will depend upon the Company's earnings (if any), financial condition, and capital requirements.

As of March 26, 2003, the Company had 373 holders of record of its Common Stock.




Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

Critical Accounting Policies And Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, recoverability of long-lived assets, income taxes, restructuring charges, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the
carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should"or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.
These forward-looking statements, such as statements regarding anticipated future
revenues, products under development, size of markets for products under development and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-KSB. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: changes in business conditions, changes in Mikros' sales strategy and product development plans, changes in the radio digital data marketplace, competition between Mikros and other companies that may be entering the radio digital data marketplace, competitive pricing pressures, market acceptance of Mikros' products under development, and delays in the development of products.

2002 vs. 2001:
-------------

Total revenues in 2002 were approximately $126,000 compared to $87,000 in 2001, an increase of 44.8%. The increase was due entirely to the Phase I
SBIR contract
in the amount of $70,000.  Royalties decreased in 2002 from approximately
$87,000
to $56,000 a decrease of 35.6%.

In 2002, revenues were derived from a SBIR contract and royalties pursuant to an agreement with General Atronics Corporation. In 2001 revenues were derived from royalties earned according to Mikros' agreement with General Atronics Corporation.

General and Administrative expenses were approximately $143,000 in 2002 compared to $164,000 in 2001. No interest expense was incurred in 2002 and 2001.

The engineering expenses were approximately $33,000 in 2002 compared to $0 in 2001.

The Company incurred a net loss of approximately $42,000 in 2002 compared to approximate net loss of $77,000 in 2001.



Liquidity and Capital Resources
-------------------------------

The Company's financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2002, the Company had an accumulated deficit of $11,776,159 and a working capital deficiency of $25,265. Thus, there is substantial doubt about the Company's ability to continue as a going concern.

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

In 2002, the Company had cash flow used in operations of approximately $32,000 compared to cash flow in operations of approximately $33,000 in 2001.
There was    a
working capital deficiency of $25,265 as of December 31, 2002 as compared to working capital of $9,000 at December 31, 2001.

Commencing April 10, 1998, for a period of four years which concluded in April 2002 the Company received a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provided for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for 2002 were $56,213.

Mikros is presently seeking $5M in financing in order to implement its business plan. There is no guarantee that the Company will be able to obtain the necessary financing or that the application contemplated will be embraced by potential users.

The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology both directly and through third parties. In order to continue such development and marketing, the Company will be required to raise additional funds. The Company intends to consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail its operations. Failure to obtain such additional financing on terms acceptable to the Company may materially adversely affect the Company's ability to continue as a going concern.

Item 7.	Financial Statements
--------------------------------

The financial statements required to be filed pursuant to this Item 7 are appended to this report on Form 10-KSB.

Independent Auditors' Reports

Balance Sheet at December 31, 2002

Statements of Operations for the years ended December 31, 2002 and 2001

Statements of Shareholders' Equity (Deficiency) for the years
 2002 and 2001

Statements of Cash Flows for the years ended December 31, 2002 and 2001

Notes to Financial Statements


Item 8.	Changes In and Disagreements with Accountants on  Accounting and
Financial Disclosure
------------------------------------------------------------------------------

Not Applicable.



PART III

Item 9.  Directors and Executive Officers of the Company
---------------------------------------------------------

The current members of the Board of Directors of the Company are as follows:

       Served as a		Positions with
Name				Age		Director Since		the Company

Paul G. Casner		65			2002			Director


Thomas C. Lynch	 	60			1997			Director

Thomas J. Meaney	 	68			1986			President
and Director

Wayne E. Meyer		76			1988			Chairman of the
Board and
Director

Tom L. Schaffnit		56			2000			Director

The principal occupation and business experience, for at least the past five years, of each current director and named executive is as follows:

Paul G. Casner, Jr. has been a director of the Company since May 2002. Mr. Casner currently serves as Executive Vice President and Chief Operating Officer of DRS Technologies, Inc. From 1994 to 1998, Mr. Casner served as President of the Electronic Systems Group of DRS Technologies. Before joining
DRS Technologies
Mr. Casner was the Chairman and Chief Executive Officer of Technology Applications and Service Company. Mr. Casner has over 35 years of Defense Industry experience including several senior positions in Business Management, Technical Management, Strategic Planning and Business Development.
 He is a member
of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations.
Mr. Casner is also
a director of ACE-COMM Corporation.

Thomas C. Lynch has been a Director of the Company since February 1997. Mr. Lynch has served as Senior Vice President of The Staubach Company since November
2001. From August 2000 to November 2001, Mr. Lynch served as Senior Vice President of Safeguard Securities, Inc. From 1998 to August 2000, he was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc. Prior to joining CompuCom, Mr. Lynch had been Senior Vice President of Safeguard Scientifics, Inc., a position he held from November 1995. Mr. Lynch is a director of the Eastern Technology Council, Armed Forces Benefit Association, and the U.S. Naval Academy Foundation. Mr. Lynch is also a director of Sanchez Computer Associates, Inc., and BecTech Systems.



Thomas J. Meaney has been a Director of the Company since July 1986 and was Chairman of the Board from June 1997 to February 1999. He was appointed President in June 1986 and continued to serve until February 1997. On September
  30, 1998,
he was reappointed President of the Company. From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated ("RVSI"), a manufacturer of robotic vision systems.
Mr. Meaney
served as a Director of RVSI until 1991 when he resigned from the post.
  Prior to
1983 and for more than five years, he was Vice President - Business
Development,
International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems. He presently owns his own defense consulting company with offices in Arlington, VA and Chadds Ford, PA.

Wayne E. Meyer has been a Director of the Company since April 1988.
Chairman of the Board 1990 to 1997, and re-elected as Chairman in
 February 1999.
From 1986 to present he has been the Founder and President of the W.E. Meyer Corporation which engages in consulting and advice to industry, government and academic institutions in matters of systems engineering, project management, strategic planning and military and electronic designs. He enlisted in the U.S.
Navy as an Apprentice Seaman in 1943 and retired in 1985 in the rank of Rear Admiral. As a national authority on Ballistic Missile Defense, he serves on numerous boards, groups and panels.

Tom L. Schaffnit has been a Director of the Company since June 2000. Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in wireless data communications and automotive telematics. He was President of CUE Data Corporation from February 1997 to March 1999, responsible for creating and implementing new datacasting services on a nationwide FM subcarrier paging network. Previously, he served as a Senior Manager with Deloitte & Touche Consulting Group, and as Director with Nordicity Group (since acquired by PricewaterhouseCoopers). Mr. Schaffnit remains actively involved in the evolution of wireless technology, and is co-author of the book "The
Comprehensive Guide to
Wireless Technologies".

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act to file initial reports of
ownership and reports of changes in ownership with respect to the Company's equity securities with the SEC. All reporting persons are required by SEC regulation to furnish the Company with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).
Based solely on the Company's review of the copies of such forms received by the Company and upon written representations of the Company's reporting persons received by the Company, Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit did not report on a timely basis certain transactions. In November 2002, each of such persons acquired from Safeguard Scientifics (Delaware), Inc. 382,400 shares of the Company's Common Stock and warrants to purchase 1,091,800 shares of Common Stock in a private transaction. Such transactions were reported on a Form 5 on February 14, 2003.





The following table identifies the current executive officers of the
Company:


					Capacities in 		In Current
Name				Age		Which Served		Position Since
----------------        ---         -------------           --------------

Thomas J. Meaney	 	68	      President  			  September 1998
and Director

David C. Bryan		48		Executive Vice President  March 2002
					      Chief Operating Officer

Patricia A. Kapp	 	36		Secretary and		  September 1998
Treasurer


Item 10.  Executive Compensation
--------------------------------

The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the
Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December
 31, 2000,
2001 and 2002.


	SUMMARY COMPENSATION TABLE





Annual
Compensation(1)

	Name and Principal Position

Year

Salary ($)

(a)

(b)

(c)

Thomas J. Meaney, President

	2002
	2001
	2000

        0
        0
        0








(1)	The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.




Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
------------------------------------------------------------------------

The following is certain information about our equity compensation plans as of December 31, 2002:


                              Equity Compensation Plan Information

              (a)				(b)				(c)
              ---------------------------------------------------------------
										Number of securities
              Number of securities to					remaining available for
		  be issued upon		Weighted-average		future issuance under
                 exercise of outstanding	exercise price of		equity compensation
                 options, warrants and       outstanding options,		plans
1054:    (excluding
                  rights		        warrants and rights		securities reflected in
										column (a))
Plan Category
-------------------------------------------------------------------

Equity compensation plans
 approved by
 security holders	    140,000		$.10					   -

Equity compensation plans
 not approved by
 security holders		-		   -		    			   -

		--------------		------------------		------------------

Total		    140,000		$ .10					  -
     ===============       ==================      ==================




Common Stock

The following table sets forth certain information, as of  March 26, 2003 with respect to holdings of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of
shares of Common Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a
group.
  Amount and Nature
		   			          of Beneficial	       Percent
Name of Beneficial Owner	     Ownership(1)		Of Class

(i)	Transitions Two,  			 2,137,775(2)	         6.4
  Limited Partnership
920 Hopmeadow Street
Simsbury, Connecticut 06070

      Princeton Valuation Consultants,     2,920,050(3)         9.0
        L.L.C.
      5 Vaughn Drive
      Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:

Paul G. Casner				 1,474,200(4)		   4.5

Thomas C. Lynch			       1,474,200(4)		   4.5

Thomas J. Meaney				 5,174,367(5)         15.6

Wayne E. Meyer			 	 4,582,200(6)         13.8

Tom L. Schaffnit				 2,174,654(7)		   6.6

(iii)	All Current Directors and Officers as a Group
(seven persons)		            15,382,621(4)(5)(6)(7)(8)40.1

*	Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



(2)	Includes 1,750,275 shares issuable upon conversion of Series B Stock.

(3)	Includes 202,500 shares issuable upon conversion of Convertible Preferred
Stock	and 695,883 shares issuable upon conversion of Series B Stock.

(4)   Includes 1,091,800 shares issuable upon the exercise of warrants.

(5)	Includes 50,000 shares issuable upon conversion of Convertible Preferred
Stock, 199,500 shares issuable upon conversion of Series B Stock and 1,366,800 shares issuable upon the exercise of warrants.

(6)	Includes 30,000 shares issuable upon conversion of Series B Stock,
100,000 shares issuable upon the exercise of options and 1,410,550 shares issuable upon the exercise of warrants.

(7) Includes 300,454 shares issuable upon the exercise of options and 1,091,800 shares issuable upon the exercise of warrants.

(8)	See Notes 4 through 7.  Also includes 40,000 shares issuable upon the
	exercise of options held by other officers.






Convertible Preferred Stock

The following table sets forth certain information, as of March 26, 2003, with respect to holdings of the Company's Convertible Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Convertible Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

  Amount and Nature
     of Beneficial	 Percent
Name of Beneficial Owner	     Ownership(1)     	 of Class

(i)	Certain Beneficial Owners:

Princeton Valuation Consultants
        L.L.C.				        202,500		  79.4
      5 Vaughn Drive
      Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:

	Paul G. Casner				   --			   --

Thomas C. Lynch				   --			   --

Thomas J. Meaney				   50,000		  19.6

Wayne E. Meyer				   --			   --

Tom L. Schaffnit				   --                --


(iii)	All Current Directors and Officers as a Group
(seven persons)			   50,000	              19.6


(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



Series B Stock

The following table sets forth certain information, as of March 26, 2003, with respect to holdings of the Company's Series B Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series B Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

    Amount and Nature
       of Beneficial	      Percent
Name of Beneficial Owner	        Ownership(1)           of Class

(i)	Certain Beneficial Owners:
The Mercantile & General 		   91,342			 8.3
        Reinsurance Company, PLC
Moorfields House
Moorfields
London EC2Y 9AL

Transitions Two, Limited Partnership  583,425			52.9
920 Hopmeadow Street
Simsbury, Connecticut 06070

Princeton Valuation Consultants,      231,961			21.0
 L.L.C
5 Vaughn Drive
Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:

	Paul G. Casner				    --			 --

Thomas C. Lynch				    --		       --

Thomas J. Meaney				   66,500			 6.0

Wayne E. Meyer				   10,000			 *

Tom L. Schaffnit				    --			 --

(iii)	All Current Directors and Officers as a Group
(seven persons)				    76,500       		 6.9

*	Less than 1%
(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.







Series C Stock

The following table sets forth certain information, as of March 26, 2003, with respect to holdings of the Company's Series C Stock by (i) each person known
by the Company to be the beneficial owner of more than 5% of the total number of shares of Series C Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

Amount and Nature
  of Beneficial	  	Percent
Name of Beneficial Owner	        Ownership(1)           of Class

(i)	Certain Beneficial Owners:

Transitions Two, Limited Partnership	 5,000		  100.0
920 Hopmeadow Street
Simsbury, Connecticut 06070

(ii)  Current Directors and Named Executives:

Paul G. Casner					  --			   --

Thomas C. Lynch				  --			   --

Thomas J. Meaney				  --			   --

Wayne E. Meyer					  --			   --

Tom L. Schaffnit				  --			   --

(iii) All Current Directors and Officers as a Group
(seven persons)				  --			   --



* Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



Series D Stock

The following table sets forth certain information, as of March 26, 2003, with respect to holdings of the Company's Series D Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of
shares of Series D Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.


Amount and Nature
   of Beneficial		Percent
Name of Beneficial Owner		   Ownership(1)     	of Class

(i)	Certain Beneficial Owners:

Princeton Valuation Consultants,
 L.L.C.					      138,000           20.0
5 Vaughn Drive
Princeton, New Jersey 08540

Frederick C. Tecce				138,000		20.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

The Estate of Joseph R. Burns             138,000		20.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

(ii) Current Directors and Named Executives:

	Paul G. Casner					--			 --

Thomas C. Lynch					--		       --

Thomas J. Meaney					138,000		20.0

Wayne E. Meyer					138,000		20.0

Tom L. Schaffnit					--			 --


(iii)	All Current Directors and Officers as a Group
(seven persons)					276,000	      40.0


(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.









Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

In 1996, Safeguard Scientifics (Delaware), Inc., invested $1 million in the Company in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles.
 Mikros owned a majority interest in MBC, with the balance of MBC ownership held by Safeguard Scientifics.

Data Design and Development Corporation (3D) was also founded in 1996 as part of the Safeguard Scientific agreement to own the AM and FM technology. 3D licensed the FM technology rights in North America to Mikros and the AM technology rights in North America to MBC. Mikros owned two-thirds of the equity of 3D, and Safeguard owned the remaining one-third interest.
In November 2002, Safeguard Scientifics (Delaware), Inc. sold its equity interests in MBC, 3D and the Company to Paul G. Casner, Thomas Lynch, Thomas J. Meaney, Wayne E. Meyer and Tom L. Schaffnit, each of whom is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company. Each of such individuals acquired 382,400 shares of the Company's Common Stock and warrants to purchase
1,091,800 shares of
Common Stock. In January 2003, Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit each contributed the equity interests of MBC and 3D to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries
of the Company.


PART IV

Item 13.  Exhibits, Lists and Reports on Form 8-K
-----------------------------------------------------------------

(a)  Exhibits

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

     3.1	Certificate of Incorporation [Exhibit 2(I)]
     3.2  	By-laws [Exhibit 2(ii)]
     3.3   	Form of Certificate of Amendment to Certificate of
           	Incorporation [Exhibit 2(iii)]
     3.4   	Form of Certificate of Amendment of Incorporation with
           	respect to increase of authorized shares [Exhibit iv)]
     4.1   	Certificate of Designations of Series B Preferred Stock and Series
		C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12, 1988]
     4.2   	Revised form of Series C Preferred Stock Purchase
           	Warrant issued to Bishop Capital, L.P. as assigned to
           	the Investors.
     4.3   	Form of Series C Preferred Stock Purchase Warrant
           	issued to Unicorn Ventures, Ltd., Renaissance Holdings
           	PLC and Gartmore Information and Financial Trust PLC.
           	[Exhibit 4.5 to Form 10-K for 1988 filed May 15, 1989]
     4.4   	Form of Series C Preferred Stock Purchase Warrant
           	assigned to the Investors. [Exhibit 4.10 to Form 10-K
           	for 1990 filed April 12, 1991]
     4.5   	Form of Series C Preferred Stock Purchase Warrant
           	assigned to the Investors [Exhibit 4.11 to Form 10-K
           	for 1990 filed April 12, 1991]
     4.6   	Assignment and Sale Agreement dated October 27, 1992 by
           	and among Renaissance Holdings PLC, acting by its
           	Receivers, the Company, and each of the Investors and,
           	as to Section 1.1 thereof only, the Chartfield Group,
           	acting by its Receivers [Exhibit 4.1 to Form 8-K filed
           	October 27, 1992]
     4.7   	Loan Modification and Intercreditor Agreement dated
           	October 27, 1992 by and among the Company and the
           	Investors [Exhibit 4.2 to Form 8-K filed October 27,
           	1992]
     4.8   	Certificate of Designations of Serial Preferred Stock
           	[Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994]



    10.1   	Loan Agreement dated April 26, 1988 between the Company
           	and Bishop Capital, L.P. as assigned to the Investors
           	[Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2   	Security Agreement dated April 26, 1988 between the
           	Company and Bishop Capital, L.P. as assigned to the
           	Investors [Exhibit 10.2 to Form 8-K filed September 12,
           	1988]
    10.3   	Amendment to Loan Agreement and Promissory Note dated
           	as of January 27, 1989 between Bishop Capital, L.P. as
           	assigned to the Investors and the Company. [Exhibit
           	10.4 to Form 10-K for 1988 filed May 15, 1989]
    10.4   	Investment Agreement dated as of June 30, 1988 between
           	Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as
           	assigned to the Investors and the Company [Exhibit 10.6
           	to Form 8-K filed September 12, 1988]
    10.5   	Security Agreement dated June 30, 1988 from the Company
           	to Unicorn Ventures, Ltd. and Unicorn Ventures II, L.P.
           	as assigned to the Investors [Exhibit 10.9 to Form 8-K
           	filed September 12, 1988]
    10.6   	Registration Agreement dated as of June 30, 1988
           	between Unicorn Ventures, Ltd., Unicorn Ventures II,
           	L.P., as assigned to the Investors and the Company
           	[Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7   	Consent and Amendment Agreement dated March 31,1989 as
           	assigned to the Investors. [Exhibit 10.10 to Form 10-K
           	for 1988 filed May 15, 1989]
    10.8   	1988 Restricted Stock Award Plan. [Exhibit 10.20 to
           	Form 10-K for 1988 filed May 15, 1989]
    10.9   	Form of Restricted Stock Agreement. [Exhibit 10.21 to
           	Form 10-K for 1988 filed May 15, 1989]
    10.10  	Incentive Stock Option [Exhibit 10(c)(iii) to Form 10-K
           	for the year ended December 13, 1981]
    10.11  	Amended and Restated Stock Option Plan (1988)[Exhibit
           	10.27 to Form 10-K for 1989 filed April 3, 1990]
    10.12  	Security Agreement dated April 19, 1990 from Mikros
           	to Bishop Capital, L.P. as assigned to the Investors
           	[Exhibit 10.35 to Form 10-K for 1990 filed April 12,
           	1991]
    10.13  	Security Agreement dated April 19, 1990 from Mikros to
           	Renaissance Holdings PLC as assigned to the Investors.
           	[Exhibit 10.36 to Form 10-K for 1990 filed April 12,
           	1991]
    10.14  	Consent and Amendment Agreement dated as of April 19,
           	1990 as assigned to the Investors. [Exhibit 10.37 to
           	Form 10-K for 1990 filed April 12, 1991]
    10.15  	Note Modification and Stock Purchase Agreement dated
           	December 31, 1993. [Exhibit 10.47 to Form 10-K for
           	1993 filed March 30, 1994]
    10.16  	Common Stock and Warrant Purchase Agreement dated
           	November 15, 1996 by and between Mikros Systems
           	Corporation and Safeguard Scientifics (Delaware), Inc. (Delaware), Inc.
           	[Exhibit 10.1 to Form 8-K filed November 18, 1996]
    10.17  	License Agreement dated November 15, 1996 by and


           	between Mikros Systems Corporation and Data Design and
           	Development Corporation.  [Exhibit 10.2 to Form 8-K
           	filed November 18, 1996]
    10.18  	Technology License Agreement dated November 15, 1996 by
           	and among Data Design and Development Corporation,
           	Mikros Systems Corporation and Mobile Broadcasting
           	Corporation.  [Exhibit 10.3 to Form 8-K filed November
           	18, 1996]
    10.19  	Form of 1996 Warrant with Schedule of Warrants.
     	[Exhibit 10.24 to Form 10-K filed February 28,1997]
    10.20  	Registration Statement of shares included in the
	     	Incentive Stock Option Plan (1981)and the 1992
     	Incentive Stock Option Plan [Form S-8/S-3 filed April 25,1997]
    10.21  	Contract to sell defense contracts to General Atronics Corporation
	     	dated April 10, 1998 [Exhibit 10.25 to Form 10-K filed November 13,
	     	1998]
    10.22 	Non-Compete agreement with General Atronics Corporation dated April
           	10,1998 [Exhibit 10.26 to Form 10-K filed November 13, 1998]
    10.23  	Lease agreement with the Daily Plan It for office space dated July
		29, 1998 [Exhibit 10.23 to Form 10-K filed February 28, 1997]
(b)  Reports on Form 8-K
The Company did not file a current Report on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 2002.
10.24	Exhibit 10.24 Contribution Agreement dated as of January 28, 2003 between the Company and Paul G. Casner, Thomas C. Lynch, Thomas J.
Meaney, Wayne E. Meyer and Tom L. Schaffnit.

Exhibit 99.1 Certification of principal executive officer and principal financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C 150.




Item 14.  Controls and Procedures
Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's president and chief executive officer (principal executive officer) and the Company's chief financial officer (principal accounting and financial officer) have concluded that the Company's disclosure controls and procedures are designed to ensure that
information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported
within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

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

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated: March 31, 2003
                          By: /s/ Thomas J. Meaney
                          --------------------------------
 Thomas J. Meaney, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


Signatures                                   Date


/s/ Wayne E. Meyer
---------------------------		   	   March 31, 2003
Wayne E. Meyer, Chairman


/s/ Paul G. Casner
---------------------------		   	   March 31, 2003
Paul G. Casner, Director


/s/ Thomas C. Lynch                    	   March 31, 2003
------------------------------
Thomas C. Lynch, Director


/s/  Thomas J. Meaney
------------------------------		   March 31, 2003
Thomas J. Meaney, Director


/s/  Tom L. Schaffnit                        March 31, 2003
------------------------------
Tom L. Schaffnit, Director







CERTIFICATION
I, Thomas J. Meaney, certify that:
1. I have reviewed this annual report on Form 10-KSB of Mikros Systems Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
		 			/s/ Thomas J. Meaney______________
Dated:	March 31, 2003	Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					 Principal Financial Officer)


Lipman Selznick & Witkowksi
Raritan Plaza III
101 Fieldcrest Avenue
Post Office Box 6204
	Edison, New Jersey 08818-6204
	(732) 225-8888
	FAX (732) 225-5326

	Independent Auditors' Report

To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheet of Mikros Systems Corporation as of December 31, 2002, and the related statements of operations, changes in shareholders' equity deficiency and cash flows for the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Lipman Selznick & Witkowski
A Professional Corporation
Edison, New Jersey
February 25, 2003










MIKROS SYSTEMS CORPORATION
                              BALANCE SHEET

                                      DECEMBER 31,
         ASSETS                           2002
------------------------------       ------------

CURRENT ASSETS
  Cash                                $   55,361

  Receivable due on tax attributes sale	41,661

  Other Current Assets                       500
                                     ------------
TOTAL CURRENT ASSETS                      97,522
                                     ------------

  Equipment                               67,738

  Less: Accumulated Depreciation          52,904
 					 ------------
  					14,834
                                     ------------
OTHER ASSETS:

  Patent Costs, net                       21,135

                                     ------------
TOTAL ASSETS			 $   133,491
                                     ============

	See Notes to Financial Statements



	MIKROS SYSTEMS CORPORATION
                           BALANCE SHEET (continued)


         LIABILITIES AND                            DECEMBER 31,
 SHAREHOLDERS'  EQUITY  DEFICIENCY                      2002
----------------------------------                  -----------
CURRENT LIABILITIES
  Accrued Payroll and Payroll Taxes                  $  21,531
  Accrued Expenses                                       9,478
  Accrued directors' fees  				      28,073
  Due to related parties                                48,705
  Customer Advances                                     15,000
                                                   ------------
TOTAL CURRENT LIABILITIES                              122,787
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

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,556,753 shares
                             	                   315,668

  Capital in excess of par value                    11,370,271

  Accumulated Deficit                              (11,776,159)
                                                   ------------
TOTAL SHAREHOLDERS' EQUITY DEFICIENCY	    (69,746)
                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   DEFICIENCY		             $    133,491
                                                   ============

	See Notes to Financial Statements

























                         MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS

					Years Ended December 31,
                                        2002          2001
                                    ------------   -----------

 Contract Revenues			$     70,000   $        -

 Cost of sales					31,844            -
                                    ------------   -----------

 Gross margin					38,156		-
 Royalties						56,213	 86,827
						------------   -----------
							94,369	 86,827
                                    ------------   -----------
 Expenses
   Engineering					33,610		-
   General and Administrative            142,759      163,998
                                     ------------  -----------
   Total expenses                        176,369      163,998
                                     ------------  -----------

 Loss from operations			     (82,000)     (77,171)

 Other Income:
   Sale of New Jersey tax
    attributes  		                  41,660	      -
                                     ------------  -----------
 Net loss before income taxes            (40,340)     (77,171)

 Income taxes 					 1,472            -
						 ------------  -----------

 Net loss		                    $  (41,812)   $ (77,171)
                                     ============  ===========

Basic loss per share  		        $    (0.00)   $   (0.00)
                                     ============  ===========
Weighted average number of shares
 outstanding                          31,445,657    30,948,410
                                    ============  =============

See Notes to Financial Statements




















MIKROS SYSTEMS CORPORATION
	STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
	YEARS ENDED DECEMBER 31, 2002 AND 2001


 Preferred Stock    Preferred Stock B  Preferred Stock D
 $0.01 Par Value    $0.01 Par Value     $0.01 Par Value
    ----------------------------------------------------------
 Number      Par     Number     Par     Number     Par
 of shares   Value   of shares  Value   of shares  Value
       -----------------------------------------------------------

690,000   $6,900

Conversion of accrued liabilities

Conversion of Series B
  Preferred stock to common stock                     (29,230)   (292)

Net loss

1878:    ----------  --------  --------- -------   ---------  --------
690,000    6,900

Issuance of common stock

Net loss
1884:  ----------  --------  --------- -------   ---------  --------
1941: Balance,
  December 31, 2002 255,000$ 2,550 1,102,433 $11,024 690,000 $ 6,900
1886:   ==========  ========  ========= =======   =========  ========


                                                  Capital in
                               Common Stock       excess of     Accumulated
                              $0.01 Par Value     Par Value       Deficit
                            ------------------------------------------------
                               Number      Par
                              of shares   Value
                            -----------------------

Balance,January 1, 2002       30,619,063  $306,191 $ 11,334,610   $(11,657,176)

Conversion of accrued liabilities 400,000     4,000       20,000

Conversion of Series B
  Preferred stock to common stock  87,690       877        9,061           -

Net loss                                          		       (77,171)
                               ----------  --------  -----------   ------------
Balance,December 31, 2001      31,106,753   311,068   11,363,671    (11,734,347)

Issuance of common stock          460,000	   4,600        6,600	             -

Net Loss 			                            (41,812)
                              ----------  --------- -----------   -------------
Balance, December 31, 2002    31,566,753   $315,668 $ 11,370,271   $(11,776,159)
                              ==========  ========  ===========   =============

                                  See Notes to Financial Statements









                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS



                                                Years Ended December 31,
                                                2002             2001
                                             ----------      -----------
Cash Flow From Operating Activities:
  Net loss                                   $   (41,812)    $   (77,171)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation and Amortization                   3,499           4,595
   Common Stock issued for services rendered      11,200          24,000

Net Changes in Operating Assets and Liabilities
  Accounts Receivable                             36,142           2,891
  Receivable due on tax attributes sale          (41,661)         40,964
  Other Current Assets                            16,925         (16,925)
  Accounts Payable                                (8,037)          6,270
  Accrued Payroll and Payroll Taxes               (1,667)          1,119
  Accrued Expenses                                (6,584)        (18,988)
                                               -----------      ---------
 Net Cash used in operating activities	       (31,995)        (33,245)
                                               -----------      ---------
Cash Flows From Investing Activities:

   Purchase of Equipment                          (6,675)         (1,341)
                                               -----------      ----------
Cash Flows Provided Financing Activities:

  Repayment of amounts due to related parties       (221)        (23,124)
  Proceeds from conversion of preferred stock          -	       9,646
  					                 -----------      ----------
   Net Cash used in financing activities		    (221)	     (13,478)
                                               -----------      ----------

Net decrease in cash        			       (38,891)        (48,064)

Cash, Beginning of year 	                        	   94,252          142,316
                                     		      -----------      ----------
Cash, end of year                            $     55,361    $    94,252
                                             ============    =============
Supplemental disclosure of cash flow information

  Cash paid during the year for
    Income taxes			               $        972    $    5,300
                                             ============    =============

Supplemental disclosure of non-cash activities:

  Conversion of Preferred Stock B to
     Common stock                            $        -      $      292
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

In November 2002, Safeguard Scientifics sold its equity interests in MBC, 3D and the Company to Paul G. Casner, Thomas Lynch, Thomas J. Meaney, Wayne E. Meyer and Tom L. Schaffnit, each of whom is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company. Each of such individuals acquired from Safeguard Scientifics (Delaware), Inc. 382,400 shares of the Company's Common Stock and warrants to purchase 1,091,800 shares of Common Stock. In January 2003, Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit each contributed the equity interests of MBC and 3D to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company.
The Company's Board of Directors determined that it would be in the best interest of the shareholders to sell the government contracts and use the proceeds to focus exclusively on the commercial contracts, particularly the AM radio data casting

The Company sold its military contracts to an unrelated third party (the Purchaser). The Purchaser entered into a royalty agreement with the Company, and is required to pay 2% royalty on all data terminal set sales over a four year period that expired in 2002.







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


Equipment
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives which range from 2 to 5 years. Depreciation expense amounted to $1,380 and $269 for years ended December 31, 2002 and 2001, respectively.


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


Revenue Recognition
-------------------

Royalty revenues are recorded when shipments are completed and reported to the Company. Contract revenue is recorded when contract specifications are met.





Patents
      -------

In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, patent costs are amortized over a 17-year life. Amortization expense amounted to $2,119 and $4,326 for the years ended
          December 31,
2002 and 2001, respectively.








Cash Equivalents
 	----------------

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents


C. 	FINANCING TRANSACTIONS

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

D.   DIVIDENDS
--------------
As of December 31, 2002 and 2001, there were dividends in arrears on shares of Series D Preferred Stock of $621,000 and $552,000 ($.10 per share) respectively.

E.   REVENUES
-------------

During the years ended December 31, 2002 and 2001, one customer accounted for 100% of royalty revenue. In 2002, one customer accounted for 100% of contract revenue.

F.  INCOME TAXES
----------------

Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".





The Income tax provision is computed as follows:


 2002   	  2001
                             ---------   ---------
Current tax expenses        $    1,472	$	-
Benefit from utilization of
 net operating losses             -  		-
Benefit from utilization of
 State R&D credits                -  		-
Deferred Tax Expense (Benefit) 357,252    459,600
Decrease in valuation
   Allowance                  (357,252)  (459,600)
                              ---------   ---------

Net Tax Provision           $	   1,472   $       -
                             =========   =========

During 2002, as permitted by New Jersey Statues, the Company sold their state research and development credits. The Company realized $41,661 from the sale of
these tax attributes.

The differences between the statutory federal income tax rate and the effective Company tax rate is as follows:

                               2002		  2001
                             --------   ----------
Federal statutory rate		 34.0%	 34.0%
Utilization of net operating
 loss carryforwards             0.0		  0.0
State income taxes, net of
 federal tax effect        	  0.0		  0.0
Decrease in valuation
 allowance				(34.0)	(34.0)
                             ---------  ----------
Effective tax rate              0.0%	  0.0%
                             =========  ==========




Total available Net Operating Loss Carry Forwards are reflected in the following
schedule:

   		YEAR         AVAILABLE FOR      AVAILABLE FOR
              			 OF             FEDERAL            STATE
            		     EXPIRATION       TAX PURPOSES      TAX PURPOSE

				2003	     $	  606,000        $         -
                              2004             147,000                  -
                              2005              81,000                  -
                              2009                   -             77,000
                              2010             602,000                  -
                              2011           1,422,000                  -
                              2012             339,000                  -
                              2013             277,000                  -
                              2021              77,000                  -
                              2022              39,000                  -
                                           --------------     -------------
                                           $ 3,590,000         $   77,000
                                           ==============     =============





The deferred tax asset and deferred tax liability consist of the following:

                               2002          2001
                             ---------    ---------
Deferred tax asset:
  Net Operating loss
  carry forward            $ 1,220,600  $  1,525,320
  Research and Development
    credit				       -        52,532
  Valuation Allowance      ( 1,220,600)  ( 1,577,852)
                            ----------   -----------
Net deferred tax asset     $         -  $          -
                            ==========   ===========
Total Deferred tax
 liability        	   $         -  $          -
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


G.  RELATED PARTY TRANSACTIONS
-------------------------------

As of December 31, 2002, the Company owed its board members accrued directors fees of $28,073.



MBC has advanced the Company $48,705 for working capital purposes. The obligation is due on demand without interest.


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




K.  STOCK OPTIONS AND WARRANTS
-------------------------------

In 1992, the Company adopted an Incentive Stock Option Plan. The stock option plan, as amended provides for ten-year options to purchase up to 2,000,000 shares of Common Stock at a price equal to the market price of the shares on date of grant, exercisable at the cumulative rate of 25% per annum. The Plan has expired as of December 31, 2002, however the Company plans on adopting a new incentive stock option plan.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), but applies APB Opinion 25 and related interpretations in accounting
for its various stock option plans. There was no compensation cost for the years ended December 31, 2002 and 2001, respectively. Had compensation cost been recognized consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, there would have been no change in the Company's net loss and loss per share.

The fair value of the Company's stock options used to compute proforma net income
(loss) and net income (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

     ASSUMPTION                 2002              2001
                            -----------       ----------
     Dividend yield             0.0%             0.0%
     Risk free interest rate    6.48%            6.48%
     Expected life              5 years          5 years
     Expected volatility      235.0%           235.0%

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



Option activity under the Company's Plan is summarized below:


         Weighted
         Average
         Exercise
 2002     Price        2001     Price
2520:    ----------------------------------------------
Options outstanding beginning
576,818   $0.1520     576,818     $0.1520
Granted 			              -        -           -      0.0000
Exercised  			              -        -           -      0.0000
Cancelled			        (75,000)  0.0003           -      0.0000
                                   ---------------------------------------------
2527:   Options outstanding, end of year  501,818  $0.1656  576,818 $0.1520
                                   =============================================


The following summarizes information about the Company's stock options outstanding at December 31, 2002:

Options Outstanding                     Options Exercisable
2555----------------------------------   ---------------------------
2555: Range of  Number   Weighted Avg.  Weighted   Number  Weighted
2556:  Exercise  Outstanding  Remaining  Avg. Exercise  Exercisable  Avg.
                  Exercise
2557:  Prices  at 12/31/02 Contractual Life  Price  as 12/31/02 Price
2561  ----------------   -------------   ------------  -------------
  $0.0625  100,000 	 2.9 years        $0.0625        -$0.0625
  $0.1875   10,000	 5.3 years        $0.1875      - $0.1875
  $0.50	   30,000	 6.5 years        $0.50        - $0.50
  $0.15    280,000       9.4 years   $0.15               -        $0.15
  $0.20	   81,818       9.6 years        $0.20               -      $0.20

          				  As of December 31,

Common Stock Warrants:         2002        2001
                              -------      -------
Warrants outstanding and
 exercisable at,
 beginning of year          5,834,000     6,627,750
Granted                             -             -
Exercised                           -             -
Expired or terminated        (375,000)     (793,750)
                            ----------    ---------
Warrants outstanding and
 exercisable, end of year   5,459,000     5,834,000
                            ==========    =========

Exercise price per warrant
                             $0.65,         $0.06,
     $0.78          $0.26,
                    $0.65&
                                            $0.78



L.   FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------

The carrying amounts reflected in the financial statements for cash, approximates its respective fair values due to the short maturities of those instruments.

                             December 31, 2002                 December 31, 2001
  -----------------------------------
                             Carrying                              Carrying
Amount     Fair Value                Amount        Fair Value
  -----------------------------------
Assets
Cash    $  55,361    $ 55,361                 $   94,252    $  94,252


Liabilities
      Mandatorily redeemable
     80,450          -        80,450            -



     (A)	It is not practicable to estimate the fair value of
		mandatorily redeemable preferred stock because of the inability to estimate fair value without incurring excessive costs.


M.  SUBSEQUENT EVENT
--------------------

In January 2003, Paul G. Casner, Thomas Lynch, Thomas J. Meaney, Wayne E. Meyer and Tom L. Schaffnit each contributed certain equity interests of Mobile Broadcasting Corporation and Data Design and Development Corporation to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company. These equity interests were acquired by such individuals from Safeguard Scientifics (Delaware), Inc. in November 2002. Each of Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company





















EXHIBITS


EXHIBIT 10.24



CONTRIBUTION AGREEMENT
THIS CONTRIBUTION AGREEMENT (this "Agreement") is made as of the 28th day of January, 2003 by and between Mikros Systems Corporation, a Delaware corporation ("Mikros"), and parties set forth on Schedule A attached hereto
(the "Shareholders").
Background
WHEREAS, the Shareholders own the issued and outstanding shares of capital stock of each of Mobile Broadcasting Corporation, a Delaware corporation ("MBC"), and Data Design & Development Corporation, a Delaware corporation ("DDD" and collectively with MBC, the "Contributed Companies"); WHEREAS, Mikros owns the remaining issued outstanding shares of capital stock of each of the Contributed Companies; and
WHEREAS, each of the Shareholders desires to transfer, contribute and convey to Mikros as a contribution to the capital of Mikros, and Mikros desires to accept and receive from each of the Shareholders, the issued and outstanding shares of capital stock of each of the Contributed Companies held by the Shareholders so that each of the Contributed Companies shall be a wholly-owned subsidiary of Mikros;
NOW, THEREFORE, in consideration of the foregoing premises and the mutual promises and covenants contained in this Agreement, the parties hereto, intending to be legally bound, hereby agree as follows:
1.	Contribution of Capital Stock.  Subject to the terms and
conditions contained herein, each of the Shareholders hereby contributes, transfers and conveys to Mikros, free and clear of all security interests, pledges, liens, encumbrances, charges or claims of any kind (collectively, "Liens"), all right, title and interest in the outstanding shares of capital stock of each of the Contributed Companies as set forth on Schedule A attached hereto and made a part hereof (collectively, the "Shares"). Each of the Shareholders hereby acknowledges and agrees that it has transferred to Mikros all rights to the Shares and hereby relinquishes any claim thereto. Each of the Shareholders agrees to indemnify and hold Mikros harmless for any Liens created by such Shareholder on the Shares.
2.	Representations and Warranties of the Shareholders.
Each of the Shareholders represents and warrants to Mikros as follows:
(a)	Requisite Power and Authority.  Each of the Shareholders has
the full power and legal right to execute and deliver this Agreement, and to perform such Shareholder's covenants and agreements hereunder, and this Agreement
constitutes a valid and legally binding obligation of each of the Shareholders, enforceable against each of the Shareholders in accordance with its terms, except
to the extent that such enforceability (i) may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditors' rights generally and (ii) is subject to general principles of equity.
(b)	Title to Shares.  Each of the Shareholders is in possession of, and has good, valid and marketable title to, all of the Shares as set forth on Schedule A. Schedule A sets forth a complete and correct list of the Shares owned by each Shareholder. To the knowledge of each of the
 Shareholders, there
are no other equity holders of either of the Contributed Companies other than Mikros. All of the Shares are held by the respective Shareholders free nd clear
of all Liens.
(c)	Further Covenants and Assurances.  Each of the Shareholders
further agrees that, at any time or from time to time after the effectuation of this Contribution Agreement, it will, upon the request of Mikros, do, execute, acknowledge and deliver, or will cause to be done, executed, acknowledged or delivered, all such further reasonable acts, assignments, transfers, powers of attorney or assurances as may be required in order to further transfer, assign, grant, assure and confirm to Mikros, any of the Shares or to vest in Mikros good
and marketable title to the Shares.
(d)	No Consents Required.  No consent, approval, or authorization of, or exemption by, or filing with, any governmental body or other third party is required in connection with the execution, delivery and performance of this Agreement, or the consummation of the transactions contemplated hereby, as contemplated by the parties hereto.
(e)	No Conflicts.  The execution, delivery and performance of this
Agreement and the consummation of the transactions contemplated hereby do not and
will not, with or without the giving of notice or the lapse of time or both, (i)
violate any provision of law of any judgment, order, writ or decree to which such
Shareholder is subject, or (iii) result in the breach of or conflict with any
term, covenant, condition or provision of, result in the termination or modification of, constitute a default under, or result in the creation of any
Lien on any of the Shares pursuant to, any contracts, arrangements, undertakings
and commitments to which such Shareholder is a party or to which any of the
Shares is subject.
(f)	No Litigation.  There is no claim, action, suit, proceeding, arbitration, investigation or inquiry pending or adjudicated before any federal,
state, local or foreign court, or other governmental, administrative or regulatory body, or any private arbitration tribunal or other forum for private
dispute resolution, or to the knowledge of each of the Shareholders, threatened,
against, relating to or affecting the Shares, or the transactions contemplated by
this Agreement.
3.	Representations and Warranties of Mikros.
Mikros represents and warrants to each of the Shareholders as follows:
(a)	Requisite Power and Authority.  Mikros is a corporation duly organized, validly existing and in good standing under the laws of the State of
Delaware.  The execution, delivery and performance of this
 Agreement and the
consummation of the transactions contemplated hereby have
been
duly authorized by
all necessary corporate action on the part of Mikros.  This
Agreement
constitutes
the legal, valid and binding obligation of Mikros,
enforceable in
accordance with
its terms, except as such enforcement may be limited by
applicable bankruptcy,
insolvency, moratorium or similar laws affecting the
enforcement
 of creditors'
rights generally.
(b)	No Consents Required.  No consent, approval,
or authorization
of, or exemption by, or filing with, any governmental body
or
other third party
is required in connection with the execution, delivery and
performance of this
Agreement, or the consummation of the transactions
contemplated hereby, as
contemplated by the parties hereto.
(c)	No Conflicts.  The execution, delivery and
performance
 of this
Agreement and the consummation of the transactions
contemplated hereby do not and
will not, with or without the giving of notice or the lapse of time or
 both, (i)
violate any of the organizational or governing documents
 of
 Mikros, (ii) violate
any provision of law of any judgment, order, writ or decree
 to
which Mikros is
subject, or (iii) result in the breach of or conflict with any term, covenant,
condition or provision of, result in the termination or
modification
 of,
constitute a default under, or result in the creation of any
 Lien on
 any of the
Shares pursuant to, any contracts, arrangements,
undertakings
and commitments to
which Mikros is a party.
(d)	No Litigation.  There is no claim, action, suit,
 proceeding,
arbitration, investigation or inquiry pending or adjudicated before
any federal,
state, local or foreign court, or other governmental,
 administrative
 or
regulatory body, or any private arbitration tribunal or
 other forum
for private
dispute resolution, or to the knowledge of Mikros
 threatened,
against, relating
to or affecting the Shares, or the transactions
contemplated by
this Agreement.
4. 	Miscellaneous.
(a) 	Successors and Assigns. This Agreement
shall be
binding upon,
and shall inure to the benefit of, the parties hereto and
 their
respective heirs,
successors and permitted assigns.  This Agreement may
 not be
assigned by any
party hereto to any other person without the consent of the other parties hereto.

(b) 	No Third-Party Beneficiaries. Nothing expressed
 or
implied in
this Agreement shall be construed to give any person
 or entity
other than the
parties hereto any legal or equitable rights hereunder.
(c) 	Entire Agreement.  This Agreement constitutes
 the entire
agreement among the parties with respect to the
subject matter
 hereof and
supersedes all prior or contemporaneous,
negotiations,
commitments, agreements
and understandings, oral or written.
(d) 	Amendment.  This Agreement may not be
 amended
except by an
instrument signed by the parties hereto.
(e) 	Severability.  If any provision of this Agreement
is invalid,
illegal or incapable of being enforced by any rule of law
or public
policy, such
provision shall be deemed severable and all other
provisions
 of this Agreement
shall nevertheless remain in full force and effect.
(f) 	Headings.  Section headings in this
 Agreement are
included
herein for convenience of reference only and
shall not
constitute a
part of this
Agreement for any other purpose.
(g) 	Notices.  All notices given in connection
 with this
 Agreement
shall be in writing. Service of such notices shall be deemed complete (i) if hand delivered, on the date of delivery, (ii) if by mail, on the fourth business day following the day of deposit in the United States mail, by
certified or
registered mail, first-class postage prepaid, (iii) if sent for overnight delivery by Federal Express or equivalent courier service, on the next business day, or (iv) if by telecopier, upon receipt by the sender of written confirmation
of successful transmission. Such notices shall be addressed to the parties at the
following addresses or at such other address
 for a party
as shall
be specified by
like notice (except that notices of change of address shall be effective upon receipt):
If to Mikros:
Mikros Systems Corporation
707 Alexander Road
Bldg 2, Suite 208
Princeton, New Jersey 08543

If to the Shareholders:

c/o the Company at the address set forth above
(h) 	Governing Law.  This Agreement shall
 be governed
 by, and
construed in accordance with, the laws of the
State of
New Jersey,
without giving
effect to the principles of conflict of laws thereof.
(i) 	Consent to Jurisdiction.  The parties
hereto consent
to the
exclusive jurisdiction, venue and forum of
 any state or
federal court in
the
State of New Jersey with respect to any
action that, in
whole or in
 part, arises
under or relates to this Agreement.
(j)	Waivers.  Any waiver of a breach
of a provision
of this
Agreement, or any delay or failure to exercise
 a right
under a
provision
 of this
Agreement, by either party, shall not operate
or be
construed as a
waiver of that
or any other subsequent breach or right.
(k)	Counterparts. This Agreement may
be executed
in
counterparts,
each of which shall be an original, but all of which together shall constitute but one and the same instrument.





IN WITNESS WHEREOF, the parties hereto
 have caused
 this
Agreement
 to be
duly executed as of the date first written above.

MIKROS SYSTEMS CORPORATION
By: _________________________
 Name:
 Title:




THE SHAREHOLDERS

_______________________
Thomas Lynch



_______________________
Wayne E. Meyer


_______________________
Paul G. Casner


_______________________
Tom L. Schaffnit


________________________
Thomas J. Meaney






SCHEDULE A


2926:  ShareholderNumber of MBC SharesNumber of DDD Shares
-----------             --------------------          --------------------

Thomas Lynch		7,144					190,800

Wayne E. Meyer		7,144					190,800

Paul G. Casner		7,144					190,800

Tom L. Schaffnit		7,144					190,800

Thomas J. Meaney		7,144					190,800



EXHIBIT 99.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
2873:   In connection with the Form 10-KSB of Mikros
Systems
 Corporation
2874:    (the "Company") for the year ended December 31,
2002 as
filed with
 the
2875:    Securities and Exchange Commission on the date
hereof (the
"Report"), the
2876:    undersigned, Thomas J. Meaney, President,
Executive
Officer and Chief
2877:    Financial Officer, hereby certifies, pursuant to
18 U.S.C.
Section
1350, that:
2878: (1) The Report fully complies with the requirements of
Section 13(a)
or
        15(d) of the Securities Exchange Act of 1934;
and
(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of
the Company.
A signed original of this written statement required
 by Section
906 has been
provided to Mikros Systems Corporation and
 will be retained
by Mikros
 Systems
Corporation and furnished to the Securities and Exchange
Commission or its
staff upon request.

2888:  Thomas J. Meaney ___________
Dated:	March 31, 2003	Thomas J. Meaney,
President, Chief
2890: Executive Officer and Chief Financial
 Officer
2891: (Principal Executive Officer and
2892: Principal Financial Officer)