Form 10QSB
period 2003-03-31
MIKROS SYSTEMS CORP
filed 2003-05-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10Q-SB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
Commission File No. 2-67918

Mikros Systems Corporation and Subsidiaries
-------------------------------------------
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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2003:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,566,753

Transitional Small Business Disclosure Format (check one):

Yes:___X___        No:________






TABLE OF CONTENTS

PART I. CONSOLIDATED FINANCIAL STATEMENTS    PAGE #

Item 1. Consolidated Financial Statement             3

	CONDENSED CONSOLIDATED BALANCE SHEET
	As of March 31, 2003                              4

    	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended
       March 31, 2003 and 2002                                  6

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	 For the Three Months Ended March 31,
        2003 and 2002                                                  7

	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS                                                    8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations                                     11

	  Results of Operations         13

	  Liquidity and Capital Resources 13

PART II  OTHER INFORMATION

	   Item 5.  Other Information           15

	   Item 6.  Exhibits and Reports on
		      Form 8-K        15

	   SIGNATURES                                16

          CERTIFICATIONS                                   17




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Mikros Systems Corporation (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2002.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.





MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

				      March 31,
ASSETS				        2003
------ 				--------

CURRENT ASSETS

  Cash					$  49,684
  Other Current Assets		    6,691
					  --------
  TOTAL CURRENT ASSETS		   56,375
   					  --------

FIXED ASSETS

  EQUIPMENT				   67,738
    Less: Accumulated Depreciation (53,527)
					  --------
FIXED ASSETS, NET			   14,211
				        --------
OTHER ASSETS

  Patent Costs, Net                 20,605
                                  --------
                                    20,605
					 --------
TOTAL ASSETS		  	 	$  91,191
                                 =========

  See Accompanying Notes






MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                   March 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2003
						      ---------
CURRENT LIABILITIES
  Accrued Directors Fees                           $28,074
  Accrued Payroll and Payroll Taxes                 22,289
  Accrued Expenses                                  21,786
  Customer Advances                                 15,000
                                                 ---------
TOTAL CURRENT LIABILITIES                         $ 87,149
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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,566,753                           315,668

  Capital in excess of par                      11,418,975
  Accumulated deficit                          (11,831,525)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (    76,408)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $   91,191
                                               ============

See Accompanying Notes








MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                  Three Months Ended,
			   March 31, 2003         March 31, 2002
                         ------------------     ----------------
Revenues:
  Royalties            $           -             $  21,945
  Contract Revenues                -		            -
                        -------------             ------------
Total Revenues			     -	               21,945
			  -------------             ------------
Cost of Sales:
Contract Cost                      -                     -
                        -------------              ------------
Total Cost of Sales                -                     -
                        -------------              ------------
Gross Margin                       -                     -
                        -------------              ------------
Expenses:
 General & Administrative     55,366		        46,635
                        -------------              ------------
                              55,366                 46,635
                        -------------              -----------
Net Loss                $    (55,366)            $  (24,690)
                         ============              ============

See Accompanying Notes










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                 The Three Months Ended
					March 31, 2003         March 31, 2002
                                 ----------------------   ---------------------
Cash Flow From Operating Activities:
   Net Loss                       	  $(55,366)	        $(24,960)
Adjustments to reconcile Net Loss
 Provided By (Used in) Operating
 Activities:
 Depreciation and Amortization	     1,153  	             597
  Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable			        -                 18,071
   Receivable Due to Tax Attributes 	    41,661		        -
   Other Current Assets		    (6,191)	            7,840
  Increase (Decrease) in:
   Accrued Payroll and Payroll Taxes	       758	              740
   Accrued Expenses                      12,308  		    12,129
                                       --------     		   --------
 Net Cash Provided By (Used In)
    Operations 			   (5,677)      	    14,687
                                       ---------    	          --------
 Cash Flow From Financing
   Advance from Related Party			 -			129
                                       ---------              ---------

 Net increase (decrease) in cash	    (5,677)   		    14,816
 Cash, beginning of the period            55,361  		    94,252
                                        --------     	  ---------

Cash at the end of the period	         $  49,684    		  $109,068
                                        ========    		  ========

Supplemental Disclosure of Non-Cash Financing Activities:

During 2003 the Company received a contribution of all outstanding stock of two affiliates. The Company now controls each of these companies and has recorded additional paid in capital on this transaction of $48,704.


See Accompanying Notes







MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) MARCH 31, 2003

Note 1 Basis of Presentation:

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form
10K-SB for the year ended December 31, 2002.

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31,2003 and the results of its operations and its cash flows for the three months ended March 31, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

The Company's consolidated financial statements have been prepared assuming that the Company will be able to continue as a going concern. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. These financial statements do not include any adjustments that would be required if the Company were unable to continue as a going concern.

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

Note 2  Principles of Consolidation

In January 2003 certain of the Company's stockholders
Contributed their ownership interests in Mobile Broadcasting Corporation (MBC) and Data Design and Development (3D) to the Company, making each entity a wholly owned subsidiary of Mikros Systems Corporation. Accordingly, the 2003 financial statements Include the accounts of the Company, MBC and 3D. All intercompany Balances and transactions have been eliminated in the consolidation.

The 2002 information includes only the accounts of Mikros Systems
Corporation. Proforma information for 2002 has not been presented because the transaction described above was not deemed significant to warrant such presentation.






Note 3  Stockholder's Equity:

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


Note 3  Related Party Transaction:

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

Mikros, in conjunction with Anteon Corporation, as a subcontractor, will initially focus on the development of an intelligent test and maintenance tool for the AN/SPY-1A
AEGIS Radar. The objective is to develop a "smart" tool capable of aiding the technician in the troubleshooting, repair, alignment, and maintenance efforts necessary to keep the SPY-1A Radar system in peak operating condition, while at the same time, significantly reducing the downtime currently required for periodic system alignment and calibration. Added benefits include a system measurement data collection capability, and interactive capability for distance support, and an interactive offline training capability. In addition this technology is applicable to most
DoD radars such as the SPS-49, SPQ-9B etc.

Mikros' current strategy is to build a core of highly specialized people to support the government business, as well as its development in the commercial market.
Mikros believes that there are significant opportunities for Mikros' technical team to provide support for many of the larger defense contractors that are required by law to subcontract a significant portion of their governmental business to smaller contractors. Mikros has initiated this strategic plan by contacting various defense contractors that they have successfully assisted in the past. There is no assurance that any of the contemplated services will be established.

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

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates. For a more detailed explanation of judgments made in these areas, refer to our Annual Report on Form 10-KSB for the year ended
December 31, 2002.


Results of Operations
---------------------

Three Months Ended March 31, 2003

There were no revenues for the first quarter ended March
31, 2003 compared to $21,945 for the same period in 2002. The
2002 revenues represent revenues from an expired royalty agreement with GAC.

General and Administrative expenses for the quarter ended
March 31, 2003 were $55,366 versus $46,635 in the quarter ended March 31, 2002.

Net loss for the three months ended March 31, 2003 was $55,366 versus a net loss of $24,690 for the same period in 2002.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At March 31, 2003, the Company had cash of $49,684. As of
March 31, 2003, the Company had negative working capital of $30,774.

Net cash used in operating activities was $5,677.
which includes changes in certain of the Company's operating assets and liabilities and the net loss of the three months ended March 31, 2003.

In January 2003, Paul G. Casner, Thomas Lynch, Thomas J.
Meaney, Wayne E. Meyer and Tom L. Schaffnit each contributed certain equity interests of Mobile Broadcasting Corporation and Data Design (MBC) and Data Design and Development Corporation
(3D) to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company. These equity interests were acquired by such individuals from Safeguard Scientifics (Delaware), Inc. in November 2002. Each of Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company. Upon such contribution, the advances made by MBC to the Company in the aggregate amount of $48,705 for working capital purposes were settled as an intercompany account.

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

Exhibit 10.1 - Contribution Agreement dated as of the January 28,
2003 between the Company and Shareholders named therein.
[Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.]


Exhibit 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350

(b)	Reports on Form 8-K.

None.






SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE:  May 14, 2003     	By:/s/Thomas J. Meaney
			       ----------------------
				President
				(Chief Executive Officer and
                            Chief Financial Officer)



CERTIFICATION

I, Thomas J. Meaney, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Mikros Systems
Corporation and subsidiaries;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
				____________________________________
Dated:	May 14, 2003     		Thomas J. Meaney,  President
					(Principal Executive Officer and Principal
					Financial Officer)




                                   EXHIBIT 99.1

STATEMENT PURSUANT TO 18 U.S.C. 1350

922:   Pursuant to 18 U.S.C.1350, the undersigned certifies that this
Quarterly Report on Form 10-QSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Mikros Systems Corporation and subsidiaries.


                                By: /s/Thomas J. Meaney
Dated: May 14, 2003                 ----------------------------
                                    Thomas J. Meaney, President,
                                    Chief Executive Officer and
				    Chief Financial Officer


* A signed original of this written statement required by Section
906 has been provided to us and will be retained by us and furnished to the Securities and Exchange Commission or its staff upon request.