Form 10QSB
period 2003-06-30
MIKROS SYSTEMS CORP
filed 2003-08-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
Commission File No. 2-67918

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2003:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,566,753

Transitional Small Business Disclosure Format (check one):

Yes:___ ___        No:____X___






TABLE OF CONTENTS

PART I. CONSOLIDATED FINANCIAL STATEMENTS    PAGE #

Item 1. Consolidated Financial Statements  3

	CONDENSED CONSOLIDATED BALANCE SHEET
	As of June 30, 2003  4

    	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended and Six Months Ended
       June 30, 2003 and 2002   6

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	 For the Three Months and Six Months Ended March 31,
        2003 and 2002       7

	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS  8

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





MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

				       June 30,
ASSETS				        2003
------ 				--------

CURRENT ASSETS

  Cash					$  25,950
  Accounts Receivable                9,982
  Other Current Assets		    4,217
					  --------
  TOTAL CURRENT ASSETS		   40,149
   					  --------

FIXED ASSETS

  EQUIPMENT				   67,738
    Less: Accumulated Depreciation (54,151)
					  --------
FIXED ASSETS, NET			   13,587
				        --------
OTHER ASSETS

  Patent Costs, Net                 20,075
                                  --------
                                    20,075
					 --------
TOTAL ASSETS		  	 	$  73,811
                                 =========

  See Accompanying Notes






MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                   June 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2003
						      ---------
CURRENT LIABILITIES
  Accrued Directors Fees                           $28,074
  Accrued Payroll and Payroll Taxes                 23,136
  Accrued Expenses                                  28,682
  Customer Advances                                 15,000
                                                 ---------
TOTAL CURRENT LIABILITIES                         $ 94,892
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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,566,753                           315,668

  Capital in excess of par                      11,418,976
  Accumulated deficit                          (11,856,649)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (   101,531)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $   73,811
                                               ============

See Accompanying Notes










MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


			 Three Months Ended               Six Months Ended
			June 30, 2003  June 30, 2002 June 30, 2003 June 30, 2002
Revenues:
  Royalties            $           -    $   34,268	   $       -      $  56,213
  Contract Revenues           29,947	      11,667         29,947         11,667
248:   -------------    ------------   -------------  -------------
Total Revenues			29,947	      45,935         29,947         67,880
			  -------------   -------------  --------------  -------------
Cost of Sales:
  Contract Research &
    Development                8,142         9,156          8,142          9,156
254:   -------------    ------------   -------------  --------------
Total Cost of Sales            8,142         9,156          8,142          9,156
256:    -------------    ------------   -------------  --------------
Gross Margin                  21,805        36,779         21,805         58,724
258:    -------------    -------------  -------------  ---------------
Expenses:
 General & Administrative     46,929		49,970        102,295        96,605
261:    -------------    -------------   -------------  -------------
             (46,929)       (49,970)      (102,295)      (96,605)
263:    -------------    -----------    -------------  -------------
Net Loss     $    (25,124)    $ (13,191)      $(80,490)      $(37,881)
265:   ============    ============   =============  =============

See Accompanying Notes










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

       The Three Months Ended      The Six Months Ended
      June 30, 2003  June 30, 2002 June 30, 2003  June 30, 2002
284:   --------------  -------------- -------------  -------------
Cash Flow From Operating Activities:
   Net Loss   $(25,124)    $ (13,191)    $(80,490)     $(37,881)
Adjustments to reconcile Net (Loss)
 to Net Cash Provided (Used) by Operating
 Activities:
 Depreciation and Amortization	  1,155 	   597        2,308        1,194
 Common Stock Issued for
    Services Rendered           -        11,200            -    11,200
 Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable			  (9,982)       6,404        (9,982)      24,425
     -           -         41,661           -
   Other Current Assets	           2,474       9,085         (3,717)      16,925

 Increase (Decrease) in:
   Accrued Expenses  			    6,896           -         19,204		   -
   Accrued Payroll and Payroll Taxes     847     (529)    1,605      211
   Other Liabilities         -       5,684              -       17,813
                          --------     --------      --------      -------
 Net Cash Provided by(Used In)
    Operations        (23,734)      19,250        (29,411)      33,937
    ---------    --------      ---------     --------
Cash Flows from Investing
  Activities:
   Acquisition of  Equipment       -       (6,675)             -       (6,675)
			                 --------     --------      ---------     --------
  Cash Flows from Financing
      Activities:
     Advance (repayment)
  from/to related party    -         (350)             -         (221)
     			                 --------     --------      ---------     --------
 Net increase (decrease) in cash  (23,734)   12,225   (29,411)  27,041
 109,968     55,361     94,252
  --------     --------      ---------    ---------

Cash at the end of the period    $ 25,950     $121,293    $  25,950     $121,293
========    =========     ===========   ========


Supplemental Disclosure of Non-Cash Financing Activites:

During 2003 the Company received a contribution of all outstanding stock of two affiliates. The Company now controls each of these companies and has received additional paid in capital on this transaction of $48,704.


See Accompanying Notes






MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) June 30, 2003

342:   Note 1  Basis of Presentation:

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

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 31,2003 and the results of its operations and its cash flows for the six months ended June 30, 2003.

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

         419:
The 2002 information includes only the accounts of Mikros Systems
Corporation. Proforma information for 2002 has not been presented because the transaction described above was not deemed significant to warrant such presentation.






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

On August 8, 2003, the U.S. Navy's Dahlgren Division, Naval
Surface Warfare Center (NSWCDD) awarded Mikros a Phase II
SBIR (Small Business Innovative Research) contract for the continued development of the Multiple Function Distributed
Analysis Tool (MFDAT). The contract is valued at approximately $600,000 with a $150,000 option. Such contract is subject to continued funding of the Navy's program.
         The MFDAT is an intelligent,
automated test tool designed to aid in the system maintenance, fault detection & isolation, and alignment of complex electronic equipment such as DoD radars, FAA radars, and military and commercial communication systems. The MFDAT system combines multiple standard test equipment functionality, an easy-to-understand graphical user interface (GUI), modern database techniques, and a neural network engine into a single unit creating a new generation of Automated Test Equipment (ATE). The potential benefits to the U.S. Navy are: (1) increased readiness through reduced maintenance downtime of critical systems; (2) increased system reliability through predictive failure analysis and proactive remediation; and (3) more efficient and effective use of technical manpower through increased automation, distance support, and interactive training. During Phase II Mikros plans to development and build several prototype MFDAT systems targeted for use with the AN/SPY-1A radar system on Aegis Combat Missile Cruisers. For this program Mikros has again teamed with Anteon because of its extensive experience and knowledge on the operation and maintenance of the SPY-1 series radar. The MFDAT has the potential to significantly reduce the maintenance downtime while improving alignment accuracy for the SPY-1A radar.


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


Results of Operations
---------------------

Six Months Ended June 30, 2003

There were government contract revenues of $29,947 for the second quarter ended June 30, 2003 compared to $45,935 for the same period in 2002. The
2002 revenues represent revenues from an expired royalty agreement with GAC and government contract revenues.

General and Administrative expenses for the quarter ended
June 30, 2003 were $46,929 versus $49,970 for the quarter ended June 30, 2002.

Net loss for the six months ended June 30, 2003 was $80,490 versus a net loss of $37,881 for the same period in 2002.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At June 30, 2003, the Company had cash of $25,590. As of
June 30, 2003, the Company had negative working capital of $54,743.

Net cash used in operating activities was $29,411.
which includes changes in certain of the Company's operating assets and liabilities and the net loss of the six months ended June 30, 2003.

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

        Changes to Critical Accounting Policies and Estimates
838:    ------------------------------------------------------------------

The Company's critical accounting policies and estimates are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. As of June 30, 2003, there have been no changes to such critical accounting policies and estimates.





Item 3.	Controls and Procedures.

The Company's management, with the participation of the Company's chief executive officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.






PART II.  OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 31.1	Certification of principal executive officer and
principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of principal executive officer and
principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.







SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE: August 14, 2003  	By:/s/Thomas J. Meaney
			       ----------------------
				President
				(Chief Executive Officer and
                            Chief Financial Officer)



EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas J. Meaney, President of Mikros Systems Corporation, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Mikros Systems
Corporation.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

					/s/ Thomas J. Meaney
Dated:	August 14, 2003		Thomas J. Meaney
					President
(Principal Executive Officer and Principal
Financial Officer)






EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the "Company") for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Mikros Systems Corporation.

					/s/ Thomas J. Meaney*
Dated:	August 14, 2003		Thomas J. Meaney,
President
(Principal Executive Officer and Principal
Financial Officer)


*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.