Form 10QSB
period 2003-09-30
MIKROS SYSTEMS CORP
filed 2003-11-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
Commission File No. 2-67918

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of September 30, 2003:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,566,753

Transitional Small Business Disclosure Format (check one):

Yes:___ ___        No:____X___






TABLE OF CONTENTS

PART I. CONSOLIDATED FINANCIAL STATEMENTS    PAGE #

Item 1. Consolidated Financial Statements  3

	CONDENSED CONSOLIDATED BALANCE SHEET
	As of September 30, 2003  4

    	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended and Nine Months Ended
       September 30, 2003 and 2002   6

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	 For the Three Months and Nine Months Ended September 30,
        2003 and 2002  7

	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS  8

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





MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

				       September 30,
ASSETS				        2003
------ 				--------

CURRENT ASSETS

  Cash					$   3,737
  Accounts Receivable               20,719
  Other Current Assets		    3,960
					  --------
  TOTAL CURRENT ASSETS		   28,416
   					  --------

FIXED ASSETS

  EQUIPMENT				   67,738
    Less: Accumulated Depreciation (54,774)
					  --------
FIXED ASSETS, NET			   12,964
				        --------
OTHER ASSETS

  Patent Costs, Net                 19,545
                                  --------
                                    19,545
					 --------
TOTAL ASSETS		  	 	$  60,925
                                 =========

  See Accompanying Notes






MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                September 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2003
						      ---------
CURRENT LIABILITIES
  Accrued Directors Fees                           $28,074
  Accrued Payroll and Payroll Taxes                 23,252
  Accrued Expenses                                  51,621
  Customer Advances                                 15,000
                                                 ---------
TOTAL CURRENT LIABILITIES                         $117,947
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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,566,753                           315,668

  Capital in excess of par                      11,418,976
  Accumulated deficit                          (11,892,590)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (   137,472)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $   60,925
                                               ============

See Accompanying Notes










MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


			   Three Months Ended                 Nine Months Ended
241: Sept. 30, 2003  Sept. 30, 2002  Sept. 30, 2003 Sept. 30, 2002

Revenues:
  Royalties            $           -    $       -	    $       -      $   56,213
20,718      35,000       50,665         46,667
246:   -------------    ------------   -------------  -------------
Total Revenues		     20,718          35,000            50,665        102,880
			  -------------   -------------  --------------  -------------
Cost of Sales:
  Contract Research &
       23,807          18,571             31,949        27,727
252:  -------------    ------------   -------------  --------------
   23,807          18,571             31,949        27,727
254: -------------    ------------   -------------  --------------
          (3,089)         16,429             18,716        75,153
256:  -------------    -------------  -------------  ---------------
Expenses:
   37,053      135,095     133,658
259: -------------    -------------   -------------  -------------
     37,053            135,095       133,658
261:  -------------    -----------    -------------  -------------
  $  (116,379)     $(58,505)
263: ============    ============   =============  =============

See Accompanying Notes










MIKROS SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 The Nine Months Ended
281: Sept.30, 2003  Sept.30, 2002 Sept.30, 2003  Sept.30, 2002
282:  --------------  -------------- -------------  -------------
Cash Flow From Operating Activities:
$(58,505)
Adjustments to reconcile Net Loss
   Used in Operating  Activities:
 Depreciation and Amortization	  1,153 	 1,155        3,459        2,347
 Common Stock Issued for
        -             -            -	    11,200
 Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable			  (10,737)      20,118        20,942      24,475
   Other Current Assets	              257      (9,519)         (3,460)     7,406

 Increase (Decrease) in:
   Accrued Expenses  			   22,939           -         42,143           -
 116        (906)         1,721        (695)
  -    (24,823)             -       (7,010)
--------      --------      -------
 Net Cash Used In
 Operations  (22,213)     (54,719)      (51,624)     (20,028)
 ---------    --------      ---------     --------
Cash Flows from Investing
  Activities:
   Acquisition of  Equipment        -            -              -       (6,675)
			                 --------     --------      ---------     --------
  Cash Flows from Financing
      Activities:
     Advance (repayment)
 from/to related party    -            -              -         (221)
     			                 --------     --------      ---------     --------
 Net decrease in cash  (22,213)     (54,719)       (51,624)     (27,678)
 Cash, beginning of the period    25,950  121,293   55,361   94,252
  --------     --------      ---------    ---------

Cash at the end of the period    $  3,737   $ 66,574   $   3,737    $ 66,574
  ========    =========     ===========   ========


Supplemental Disclosure of Non-Cash Financing Activites:

During 2003 the Company received a contribution of all outstanding stock of two affiliates. The Company now controls each of these companies and has received additional paid in capital on this transaction of $48,704.


See Accompanying Notes






MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) September 30, 2003

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

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2003 and the results of its operations and its cash flows for the nine months ended September 30, 2003.

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

The Company is seeking additional financing to fund its operating and capital requirements through 2004. If cash flows are insufficient or the Company is unable to raise funds on acceptable terms, there would be a material adverse effect on the Company's financial position and operations and its ability to continue as a going concern. This would force the Company to further reduce its expenditures, reduce its workforce, sell certain assets or possibly explore additional alternatives including seeking bankruptcy protection. The Company cannot be certain that additional debt or equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company.

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


Note 4  Related Party Transaction:

In January 2003, Paul G. Casner, Thomas Lynch, Thomas J.
Meaney, Wayne E. Meyer and Tom L. Schaffnit each contributed certain equity interests of Mobile Broadcasting Corporation
(MBC) and Data Design and Development Corporation (3D) to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company. These equity interests were acquired by such individuals from Safeguard
Scientifics (Delaware), Inc. in November 2002.  Each of
Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company.






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

In April 1998, the Company sold its military contracts to an unrelated third party. The purchaser entered into a royalty agreement with the Company, and was required to pay a 2% royalty on all data terminal sets over a four-year period that expired in April
2002. In addition, the purchaser was obligated to supply $1,000,000 in engineering services to the Company, which was expended by the end of 1999 on the AM data program in cooperation with MBC.

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


Results of Operations
---------------------

Nine Months Ended September 30, 2003

There were government contract revenues of $20,718 for the third quarter ended September 30, 2003 compared to $35,000 for the same period in 2002. The
2002 revenues represent revenues from an SBIR Phase I contract.

General and Administrative expenses for the quarter ended
September 30, 2003 were $32,903 versus $37,053 for the quarter ended September 30, 2002.

Net loss for the nine months ended September 30, 2003 was $116,429 versus a net loss of $58,505 for the same period in 2002.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At September 30, 2003, the Company had cash of $3,737. As of
September 30, 2003, the Company had negative working capital of $89,531.

Net cash used in operating activities was $22,213 which includes changes in certain of the Company's operating assets and liabilities and the net loss of the nine months ended September 30, 2003.

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

The Company intends to continue the development and marketing of its commercial applications of its wireless communications technology. In order to continue such development and marketing, the Company will be required to raise additional funds.
The Company intends to consider the sale of additional debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting the Company's commercial programs, or other business transactions which would generate resources sufficient to assure continuation of the Company's operations and research programs. There can be no assurance, assuming the Company successfully raises additional funds or enters into business alliances, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail its operations. This would force the Company to further reduce its expenditures, reduce its work force, sell certain assets, or possibly explore other alternatives including seeking bankruptcy protection. Failure to obtain additional financing on terms acceptable to the Company may materially adversely affect the Company's ability to continue as a going concern.

Changes to Accounting Policies and Estimates
--------------------------------------------

The Company's critical accounting policies and estimates are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. As of September 30, 2003, there have been no changes to such critical accounting policies and estimates.





Item 3.	Controls and Procedures.

The Company's management, with the participation of the Company's chief executive officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer concluded that as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.






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







SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE: November 14, 2003	By:/s/Thomas J. Meaney
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

					/s/ Thomas J. Meaney
Dated:	November 14, 2003	       Thomas J. Meaney
					President
(Principal Executive Officer and Principal
Financial Officer)






EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the "Company") for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Mikros Systems Corporation.

					/s/ Thomas J. Meaney*
Dated:	November 14, 2003		Thomas J. Meaney,
President
(Principal Executive Officer and Principal
Financial Officer)


*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.