Form 10KSB
period 2003-12-31
MIKROS SYSTEMS CORP
filed 2004-03-30
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
                         ----------------------
                              FORM 10-KSB
    	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
     	SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

                   Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrant's revenues for the fiscal year ended December 31, 2003:
$231,000.

State the aggregate market value of the voting and non-voting common equity held
50:   by nonaffiliates of Registrant as of March 26, 2004, was approximately
   $1,220,756
based on the average of the bid and asked price quoted by National Quotation Bureau, Inc.

The number of shares outstanding of the Registrant's $.01 par value common stock
as of March 26, 2004 was 31,766,753.

57:    Transitional Small Business Disclosure Format

      No: ____X____


PART I

Item 1.  Description of Business
--------------------------------

Introduction
------------

Mikros Systems Corporation was founded in 1978 in Albany, New York to exploit microprocessor technology developed at the General Electric Research and Development Center for the military defense industry. Our headquarters are located at 707 Alexander Road, Suite 208, Princeton, New Jersey; telephone
(609)987-1513.

We supplied technology and products to the Department of Defense for military applications through March 1998. The knowledge base and proprietary technology developed were recognized as applicable to the rapidly expanding commercial wireless business.

In 1995, we decided to also pursue a business plan which would employ these advanced techniques in order to enhance the data transmission rates in the AM
     and
FM radio spectrum.

In April 1998, we sold our military contracts to an unrelated third party who entered into a royalty agreement with us, and was required to pay us a 2%
     royalty
on all data terminal sets sold over a four-year period that expired in April 2002. In addition, this purchaser was obligated to supply $1,000,000 in engineering services to us, which was expended by the end of 1999 on the
     AM data
program.

Our commercial business assets now consist of both the original FM technology
      and
the AM Radio technology. Continued development of the FM technology was postponed in order to focus on the further development of the AM Radio technology.

The digital system we developed for AM radio data transmission allows simultaneous broadcasting of the present radio signal with a digital signal.
      We
believe that this is accomplished with minimal disturbance to the existing radio
channel. Installation of this system requires minor modifications to the radio station transmitter, which we believe will not require new FCC approval since adjacent channel interference is avoided.

We developed a business model for the AM technology during 1999. This model combined the AM data transmission technology with the operations of a nationwide
or area wide network of AM radio stations equipped with minor modifications to the radio station's transmitter. Data could be broadcast from point to multipoint, and the signal received by a small portable receiver to be developed
based on the prototype used in our experimental trials.

During 2001, our Board of Directors decided to explore providing services to the
government business sector in order to further leverage our technical knowledge base. During our tenure as a supplier of military applications, we had been successful in securing a number of governmental contracts. For example, we had received over twelve competitive contract awards through the Small Business Innovative Research Program.

In May 2002, the U.S. Navy's Dahlgren Division, Naval Surface Warfare Center (NSWCDD) awarded us a Phase I SBIR (Small Business Innovative Research) contract. The contract was valued at $70,000 and represented the first stage in the development of a Multiple Function Distributed Test and Analysis Tool (MFDAT). The MFDAT project is focused on developing standardized test equipment and testing processes, using modern artificial intelligence techniques, to provide a foundation for new, less manpower-intensive methods of system maintenance, alignment, fault detection and isolation. The potential benefits to the U.S. Navy are: (1) increased readiness through reduced maintenance downtime of critical systems; (2) increased system reliability through predictive failure analysis and proactive remediation; and (3) more efficient and effective use of technical manpower through increased automation, distance support, and interactive training.

In conjunction with Anteon Corporation, we will initially focus on the development of an intelligent test and maintenance tool for the AN/SPY-1A AEGIS Radar. The objective is to develop a "smart" tool capable of aiding the technician in the troubleshooting, repair, alignment, and maintenance efforts necessary to keep the SPY-1A Radar system in peak operating condition, while at the same time, significantly reducing the downtime currently required for periodic system alignment and calibration. Added benefits include a system measurement data collection capability, and interactive capability for distance support, and an interactive offline training capability. In addition this technology is applicable to most DoD radars such as the SPS-49, SPQ-9B etc.

Our current strategy is to build a core of highly specialized people to support the government business, as well as related developments in the commercial market. We believe that there are significant opportunities for our technical team to provide support for many of the larger defense contractors that are required by law to subcontract a significant portion of their governmental business to smaller contractors. We have initiated this strategic plan by contacting various defense contractors that they have successfully assisted in the past. There is no assurance that any of the contemplated services will be established.

SBIR Phase II contract

In February 2003, we were invited by the Navy to submit a Phase II proposal for the MFDAT. The proposal was submitted on March 10, 2003 for $600,000 of funding
to us and an option for additional funding of $150,000. In addition, in March 2003 we were awarded an option for additional funding of $30,000 on the Phase I contract for MFDAT. Subsequently, the Navy awarded the Phase II contract in August, 2003 valued at approximately $600,000 with a $150,000 option.

It is anticipated that funding for a Phase III proposed contract with the Navy will come from an approximately $3 million appropriation for the AN/SPY-1A readiness improvement authorized in the FY04 Congressional Bill. We are also in
discussions regarding a $250,000 contract extension to the existing Phase
        II SBIR
contract.

We have also executed a memorandum of understanding with DRS Laurel
        Technologies
of Johnstown, Pennsylvania for the proposed manufacture of the equipment for Phase III.

Marketing
---------

Our marketing efforts are focused on developing interest in our AM technology
         and
defense related government business. All marketing activities are carried on by our President and Chief Operating Officer.


Backlog
-------

As of December 31, 2003 and 2002, respectively the Company had a backlog of $98,166.




Engineering; Research and Development
-------------------------------------

In 1994, we began research on a method of optimizing spectrum efficiency for wireless communications in radio data broadcasting and Personal Communications Services markets and have continued this effort.

Engineering is a critical factor in the development of the Company's present
        and
future products. We previously subcontracted our development work to General Atronics Corporation, a high technology company primarily involved in communications and radar equipment for the US Department of Defense and allied countries.

Patents
-------

We have two patents covering digital signal processing technology and our base scheme of implementing Link-11.


Competition
-----------

High technology products such as wireless technology often require large investments of both money and talent. Many large companies with greater financial and human resources than the Company are currently investing heavily in
products that could compete directly with us. There is no assurance that we could compete successfully against such competition.

Being first in the market with new high technology is a critical factor in a company's success in the market. There is no assurance that we will be able to introduce new products to the market before any of our competitors.

Employees
---------

As of March 26, 2004, we had five employees. We believe relations with our employees are satisfactory.




Risk Factors
------------

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this Annual Report and our other filings with the Securities and Exchange Commission.

We do not presently know of any additional risks and uncertainties that are currently deemed material and which may also impair our business operations and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline and we may be forced to consider additional alternatives, including bankruptcy.

This Annual Report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-KSB.

History of Losses, Lack of Liquidity; Working Capital Deficit.  We incurred a net
loss of $(113,692) and $(41,812) for the years ended December 31, 2003 and 2002,
respectively. As of December 31, 2003, we had an accumulated deficit of $(11,889,851) and had a working capital deficiency of $(60,624). In addition, we
expect to incur substantial expenditures to expand our future business operations. Our current working capital will not be sufficient to meet such objectives. There can be no assurance that we will achieve a profitable level of
operations in the future.

Additional Financing Requirement; Merger and Partnering Opportunities. We will require additional financing if we choose to build a datacasting network around the AM radio stations from which we would lease bandwidth. Alliances or other partnership agreements must be developed with entities who may be interested in supporting our commercial programs, or other business transactions which would generate resources sufficient to assure continuation of our operations and research programs. There can be no assurance, assuming we successfully raise additional funds or enters into business alliances, that we will identify users for its datacasting network and thereby will achieve profitability or positive cash flow. If we are unable to obtain additional adequate financing or enter into such business alliances, management will be required to further curtail its
operations. Failure to obtain such additional financing on terms acceptable to us, if coupled with a material shortfall from our current operating plan could negatively impact our ability to continue operations.

There is a Substantial Doubt About Our Ability to Continue as a Going Concern. Based on our current plans, we believe that our existing available cash may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, we expect that we will require additional financing prior to a return to profitability. All of these factors raise a substantial doubt as to our ability to continue as a going concern. The report of our independent auditors, which is included in this Annual Report, includes a going concern qualification. If we cannot sufficiently improve our profitability or raise more
funds at acceptable terms, we could be required to further reduce our expenditures, further reduce our workforce and possibly explore additional alternatives including seeking bankruptcy protection.


There are a Number of Factors, which may Cause Substantial Variability in Our Quarterly Operating Results. Our revenue, gross profit, operating income and net income may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

     market acceptance of our new products;

     budgetary constraints of our customers;

     new product and service introductions by our competitors or us;

     our employment patterns;

     market factors affecting the availability or costs of qualified technical personnel;

     timing and customer acceptance of our new product and service offerings;

     length of sales cycle; and

     industry and general economic conditions.

Loss of Key Personnel, or Failure to Attract and Retain Additional Personnel, may cause the Success and Growth of Our Business to Suffer. Future success depends on the personal efforts and abilities of the members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, and David C. Bryan, Executive Vice President and Chief Operating Officer. We do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executives, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

Our Lack of Operating History in Providing Commercial Wireless Applications Makes Evaluating Our Future Performance Difficult. Historically, we developed and sold technology and products for military applications, primarily to the U.S. Navy. The commercial wireless products that we intend to develop perform different functions than our historic products, and are targeted at an entirely different customer base. Because we have not previously operated as a provider of commercial wireless products, we have no basis to evaluate our ability to develop, market and sell such products. Our ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to: develop and manufacture commercially attractive products; attract and retain an adequate number of customers; enter new markets and compete successfully in them; manage operating expenses; raise additional capital to fund our capital expenditure plans; and attract and retain qualified personnel.

Uncertainty of Market Acceptance. In 1995, we expanded our initiatives in commercial wireless communications in the current and emerging radio data broadcasting and in the personal communications service markets. Market acceptance of our network in the commercial sector will be determined in large part by our ability to develop a customer base which would have a need to broadcast data and could be convinced of the value and cost effective uses of the
AM radio based network.  To date, we have limited evidence with which to evaluate
the market reaction to its service in the commercial sector because there has been no commercial experience. There can be no assurance that our services will
achieve market acceptance.

Limited Marketing Experience. We will be required to develop a marketing and sales network that will effectively demonstrate the advantages of our commercial
offerings over competing options. Our marketing experience with our new commercial products is limited, and we have not identified a customer for a commercially feasible application. We currently perform all our marketing through our own employees. There can be no assurance that we will be successful
in our marketing efforts, that we will be able to establish adequate sales and distribution capabilities, or that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms.



Government Regulation. Under current Federal Communications Commission ("FCC") regulations, designated portions of the FM radio broadcast spectrum, known as subcarriers, may be used to transmit information in addition to normal station programming. Listeners with specially equipped FM radios can decode the subcarrier information, while standard FM radios continue to receive normal radio
station programs.  FM subcarrier broadcasting currently represents a $100 million
industry operating within well-established and stable FCC regulatory guidelines.
Any significant change in these regulatory requirements or the enforcement thereof could adversely affect our prospects.

Rapid Technological Change; Potential Infringement.  The market for our products
and planned products is characterized by rapid changes in technology including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on the Company's business. Our future success will depend in part on our ability to continually enhance our current technology and to develop or acquire new ideas that address the needs of potential users. There can be no assurance that we will be successful in developing new products or procedures that respond to technological changes. There can be no assurance that research and development by
competitors will not render our technology obsolete or uncompetitive. In addition, in a technology-based industry, there can be no assurance that a claim
of patent or other infringement will not be made against us. While we are not aware of any such claims, no infringement studies have been conducted on our behalf.

Competition. High technology applications such as those being developed by us often require large investments of both money and talent. Many large entities with greater financial, technical and human resources than us are currently investing heavily in products and services that compete directly with our contemplated services and underlying products. There is no assurance that our offerings can be successfully marketed against such competition. In addition being first in the market with new high technology is a critical factor in a company's success in the market. There is no assurance that we will be able to introduce new offerings to the market before any of our competitors. As the markets in which we compete mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect our results of operations.



Potential Dilutive Effect of Preferred Stock, Warrants and Options; Possible Adverse Effect on Our Ability to Obtain Additional Financing. Our outstanding securities include shares of convertible preferred stock, options and warrants.
During the respective terms of the options and warrants, and when the preferred stock is outstanding, the holders thereof are given an opportunity to profit from
a rise in the market price of our common stock, causing a dilution of the interests of existing stockholders. Thus, the terms on which we may obtain additional financing during that period may be adversely affected. The holders of preferred stock, options, and warrants may exercise their respective rights to
acquire our common stock at a time when we would, in all likelihood, obtain needed capital through a new offering of securities on terms more favorable than
those provided by these outstanding securities. In the event that such holders exercise their rights to acquire shares of our common stock at such time, the net
tangible book value per share of our common stock will be subject to dilution.

Potential Future Sales. Future sales of shares by existing stockholders under Rule 144 of the Securities Act of 1933 or through the exercise of outstanding options or otherwise could have a negative impact on the market price of our common stock. We are unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for the common stock
of our Company, the personal circumstances of the sellers and a variety of other
factors. Any sale of substantial amounts of our common stock or of our other securities in the open market may adversely affect the market price of the Company's Common Stock and may adversely affect our ability to obtain future financing in the capital markets as well as create a potential market overhang.

Our Common Stock is Subject to "Penny Stock" Regulations Which May Affect the Ability of Our Stockholders to Sell Their Shares. Our common stock is subject to Rule 15g-9 under the Securities Exchange Act, which imposes additional sales practice requirements on broker/dealers that sell such securities to persons other than established customers and "accredited investors" (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse's income). For transactions covered by this rule, a broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market.

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


Our Earnings may be Adversely Affected if We Change Our Accounting Policy with respect to Employee Stock Options. Stock options are an important component of compensation packages for our senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. Many companies, however, are considering a change to their accounting policies that would record the value of stock options issued to employees as an expense. Additionally, changes in the accounting treatment of stock options are currently under consideration by the Financial Accounting Standards Board and other accounting standards-setting bodies. If we were to change our accounting policy with respect to the treatment of employee stock option grants, our earnings could be materially adversely affected.

We Rely on Third-Party Contractors for Engineering Services That May be Difficult to Replace. We currently provides all engineering services through third-party contractors such as Anteon Corporation. These services may not continue to be available on commercially reasonable terms, if at all.
Services that are not immediately replaceable would need to be internally developed, which could take substantial time and resources. The loss or inability to maintain any of these engineering service providers could result in delays in the development of our products and services until equivalent services, if available, are identified, developed, and integrated, which could harm our business.

No Dividends. We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition and capital requirements. In addition, we have executed certain loan agreements, which prohibit the payment of a dividend on our common stock as long as such agreements are in place. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of the securities.

Public Market; Possible Volatility of Stock Price.  Our common stock currently is
traded over-the-counter on the NASD Bulletin Board. There can be no assurance that an active market in any of our securities will be sustained. Absent a public trading market, an investor may be unable to liquidate its investment.
         We
believe that factors such as the announcements of the availability of new services and new contracts by us or our competitors, quarterly fluctuations in our financial results and general conditions in the communications industry could
cause the price of our common stock to fluctuate substantially.   In addition,
stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued
by many companies for reasons unrelated to the operating performance of the specific companies.

Concentration of Share Ownership. Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 41.1% (without giving effect to any outstanding options, warrants or other convertible securities) of our outstanding common stock and will have significant
influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.



Anti-Takeover Provisions. We have authorized 4,040,000 shares of preferred stock, which may be issued by our Board of Directors on such terms, and with such
rights, preferences and designations as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the company. The 2,052,433 shares of issued and outstanding preferred
stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing
a change in control of us. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law (the "DGCL"), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain
control of the Company, and may be considered disadvantageous by a stockholder.


Item 2.  Properties
-------------------

We own no real property. We currently lease 112 square feet of office space in Princeton, New Jersey and a marketing office in the Washington, DC area.


Item 3.  Legal Proceedings
---------------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


None.



PART II

Item 5.	Market for the Registrants' Common Equity and Related Stockholder
Matters
------------------------------------------------------------------------------

The following table sets forth the range of high and low closing bid prices of our common stock for the periods indicated as determined by the National Quotation Bureau, Inc. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

                                               Bid
                                        High          Low


2003


  First Quarter				$ 0.0600	    $ 0.0100
  Second Quarter				  0.0800          0.0410
  Third Quarter				  0.0650          0.0250
  Fourth Quarter				  0.0700          0.0320


2002

  First Quarter			      $ 0.0500        $ 0.0160
  Second Quarter				  0.0850		0.0100
  Third Quarter				  0.0480		0.0260
  Fourth Quarter				  0.0260		0.0080



We have never paid cash dividends on our Common Stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition, and capital requirements.

As of March 26, 2004, we had 484 holders of record of our common stock.

The following information relates to all securities of the Company sold by us during the year ended December 31, 2003 which were not registered under the securities laws at the time of grant, issuance and/or sale (and which were not previously reported on a Quarterly Report on Form 10-QSB):

On December 31, 2003, we issued an aggregate of 200,000 shares of our common stock to employees and consultants of the Company in consideration of services previously rendered to us. Such shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution. All recipients had adequate access to information about us.



Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

Critical Accounting Policies And Estimates

The discussion and analysis of our financial condition and results of operations
are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-
going basis, we evaluate our estimates, including those related to bad debts, investments, recoverability of long-lived assets, income taxes, restructuring charges, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments
about the carrying values of assets and liabilities that are not readily apparent
from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. We have sustained substantial operating losses in recent years. In addition, we have used substantial amounts of working capital in our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. These financial statements do not include any adjustments that would be required if we were unable to continue as a going concern.

In order to continue as a going concern, we will need to incur substantial expenditures to develop and market our commercial wireless communications business.

In view of these matters, realization of a major portion of the assets reflected in our balance sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to obtain financing and/or equity to support further development for our commercial wireless business and continuing operations. Our management believes that actions presently being taken to revise our operating and financial requirements provide the opportunity to continue as a going concern.

Recently Issued Accounting Standards
In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Adoption of FIN 45 did not have a significant impact on our financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003.
 The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after December 15, 2004. The adoption of this Interpretation did not have and is not expected to have an impact on our financial condition or results of operations.
In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard did not have an impact on our financial condition or results of operations.
In May 2003, the Financial Accounting Standards Board issued Statement
No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have an impact on our financial condition or results of operations.

Results of Operations; General: Historically, we derived a large percentage of our revenues from government contracts. In the last three years, we have been developing commercial applications. While the financial data presented reflects our financial history, it cannot predict future results as we divested our government contracts early in 1998. Our current focus is on the development of our AM data casting program and renewal of government contracting.

The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.
These forward-looking statements, such as statements regarding anticipated future
revenues, products under development, size of markets for products under development and other statements regarding matters that are not historical facts,
involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-KSB.
        Factors that
could cause actual results, performance or achievements to vary materially include, but are not limited to: changes in business conditions, changes in our
sales strategy and product development plans, changes in the radio digital data marketplace, competition between us and other companies that may be entering the
radio digital data marketplace, competitive pricing pressures, market acceptance
of our products under development, and delays in the development of products.

2003 vs. 2002:
-------------

Total contract revenues in 2003 were approximately $231,000 compared to $70,000 in 2002, an increase of 230%. The increase was due entirely to the Phase II
        SBIR
contract in the amount of $160,645. Additionally and as a result of this contract, our cost of sales increased from approximately $32,000 in 2002 to approximately $141,000 in 2003.

In 2003 and 2002 contract revenues were derived entirely from SBIR contracts.

Commencing April 10, 1998, for a period of four years, which concluded in April 2002 we received a royalty of 2% of all data terminal sales by General Atronics Corporation (GAC). The royalty agreement provided for quarterly reports and payments based on the GAC shipments and receipts during the quarter. The royalties for 2002 were $56,213.

General and Administrative expenses were approximately $158,000 in
       2003 compared
to $143,000 in 2002. No interest expense was incurred in 2003 or 2002.

The engineering expenses were approximately $45,000 in 2003 compared to approximately $34,000 in 2002.

In 2002, we recognized revenue of approximately $42,000 in 2002 as the result of
a state tax opportunity.  We were not able to avail ourselves of the same benefit
in 2003.

We incurred a net loss of approximately $114,000 in 2003 compared to a net loss of approximately $42,000 in 2002. The 2003 net loss includes an impairment charge for the Company's patent costs of approximately $19,000.



Liquidity and Capital Resources
-------------------------------

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.
        At
December 31, 2003, we had an accumulated deficit of $11,889,851 and a working capital deficiency of $60,624. Thus, there is substantial doubt about our ability to continue as a going concern.

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

In 2003, we had cash flow used in operations of approximately $47,000 compared to
cash flow used in operations of approximately $32,000 in 2002. There was a working capital deficiency of $60,624 as of December 31, 2003 as compared to working capital of $25,265 at December 31, 2002.


We intend to continue the development and marketing of our commercial applications of our wireless communications technology both directly and through
third parties. In order to continue such development and marketing, we will be required to raise additional funds. We intend to consider the sale of additional
debt and equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting our commercial programs, or other business transactions which would generate resources sufficient to assure continuation of our operations and research programs. There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that we will achieve profitability or positive cash flow. If we are unable to obtain additional adequate financing or
enter into such business alliances, management will be required to sharply curtail our operations. Failure to obtain such additional financing on terms acceptable to us may materially adversely affect our ability to continue as a going concern.

Item 7.	Financial Statements
--------------------------------

The financial statements required to be filed pursuant to this Item 7 are appended to this report on Form 10-KSB.

Independent Auditor's Reports

Balance Sheet at December 31, 2003

Statements of Operations for the years ended December 31, 2003 and 2002

Statements of Shareholders' Deficiency for the years ended December 31,
        2003 and
2002

Statements of Cash Flows for the years ended December 31, 2003 and 2002

Notes to Financial Statements




Item 8.	Changes In and Disagreements with Accountants on  Accounting and
Financial Disclosure
------------------------------------------------------------------------------

On February 17, 2004, we accepted the resignation of Lipman, Selznick & Witkowski ("Lipman") as the Company's independent auditors and have engaged the services of Beard Miller Company LLP as independent auditors. The change in auditors was effective February 17, 2004. This determination was approved by our Board of Directors. Beard Miller Company LLP will audit the financial statements of the Company for the fiscal year ended December 31, 2003. During the two most recent fiscal years of the Company ended December 31, 2002, there were no disagreements between the Company and Lipman on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to Lipman's satisfaction, would have caused Lipman to make reference to the subject matter of the disagreement in connection with its reports. Lipman's prior audit report on our financial statements for each of the two most recent fiscal years in the period ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, with the exception of a going concern matter, audit scope, or accounting principles.


Item 8A. Controls and Procedures
--------------------------------
Evaluation of disclosure controls and procedures.  Based on his evaluation of the
Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003, the Company's president (principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

There have not been any changes in the Company's internal control over financial
reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




PART III

Item 9.  Directors and Executive Officers of the Company
---------------------------------------------------------

The current members of the Board of Directors of the Company are as follows:

       Served as a		Positions with
Name				Age		Director Since		the Company

Paul G. Casner		66			2002			Director


Thomas C. Lynch	 	61			1997			Director

Thomas J. Meaney	 	69			1986			President
and Director

Wayne E. Meyer		77			1988			Chairman of the
Board and
Director

Tom L. Schaffnit		57			2000			Director

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act to file initial reports of
ownership and reports of changes in ownership with respect to the Company's equity securities with the SEC. All reporting persons are required by SEC regulation to furnish the Company with copies of all reports that such reporting
persons file with the SEC pursuant to Section 16(a).
Based solely on the Company's review of the copies of such forms received by the Company and upon written representations of the Company's reporting persons received by the Company, Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit did not report on a timely basis certain transactions. In November 2002, each of such persons acquired from Safeguard Scientifics (Delaware), Inc. 382,400 shares of the Company's Common Stock and warrants to purchase 1,091,800 shares of Common Stock in a private transaction. Such transactions were reported on a Form 5 on February 14, 2003.
Information Concerning the Board of Directors and Corporate Governance

The Board of Directors of the Company had a total of four meetings during 2003. No director attended fewer than 75% of the aggregate of the meetings of the Board of Directors.

Upon consideration of the criteria and requirements regarding director independence set forth in the rules of the National Association of Securities Dealers, Inc. ("NASD"), the Board of Directors has determined that a majority of its members are independent.

In 2003, due to the limited operations of the Company, our Board of Directors determined that it was not necessary to establish an audit committee, a compensation committee or a nominating committee. In March 2004, the Board of Directors formed an Audit Committee. The full Board of Directors continues to
perform the functions of  a compensation committee and a nominating committee.

The members of the Audit Committee will be Thomas C. Lynch, Wayne E. Meyer and Tom L. Schaffnit. The Board of Directors has determined that each of such members is independent as independence is defined in NASD Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, and that the
Audit Committee composition will meet the requirements of NASD Rule 4350(d)(2).

The Audit Committee oversees and monitors management's and the independent outside auditors' participation in the accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the outside independent auditors and to consult with the independent auditors and the appropriate officers of the Company on matters relating to outside auditor independence, corporate financial reporting, accounting procedures and policies, adequacy of financial accounting and operating controls,
and the scope of audits. The Audit Committee is governed by an Audit Committee Charter, which was adopted on March 10, 2004.

We are currently reviewing a written code of business conduct and ethics that will apply to our principal executive officer and principal financial and accounting officer, or persons performing similar functions. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission by filing such amendment or waiver with the Securities and Exchange Commission.


Board Compensation
------------------

Each member of our Board of Directors receives reimbursement of expenses incurred
in connection with his or her services as a member of our Board.






The following table identifies the current executive officers of the
Company:


					Capacities in 		In Current
Name				Age		Which Served		Position Since
----------------        ---         -------------           --------------

Thomas J. Meaney	 	69	      President  			  September 1998
and Director

David C. Bryan		49		Executive Vice President  March 2002
					      Chief Operating Officer

Patricia A. Kapp	 	37		Secretary and		  September 1998
Treasurer


Item 10.  Executive Compensation
--------------------------------

The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the
Company's Chief Executive Officer and the four most highly compensated executive
officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December
           31, 2001,
2002 and 2003.


	SUMMARY COMPENSATION TABLE





Annual
Compensation(1)

	Name and Principal Position

Year

Salary ($)

(a)

(b)

(c)

Thomas J. Meaney, President

	2003
	2002
	2001

  $375.00
        0
        0








(1)	The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.




Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
------------------------------------------------------------------------

The following is certain information about our equity compensation plans as of December 31, 2003


                              Equity Compensation Plan Information

              (a)				(b)				(c)
              ---------------------------------------------------------------
										Number of securities
              Number of securities to					remaining available for
		  be issued upon		Weighted-average		future issuance under
                 exercise of outstanding	exercise price of		equity compensation
plans (excluding
                  rights		        warrants and rights		securities reflected in
										column (a))
Plan Category
-----------------------------------------------------------

Equity compensation plans
 approved by
 security holders	    401,818		$.1913			   -

Equity compensation plans
 not approved by
 security holders		-		   -		    			   -

		--------------		------------------		------------------

Total		    401,818		$.1913			  -
   ===============       ==================             ==================




Common Stock

The following table sets forth certain information, as of  March 26, 2004 with respect to holdings of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of
shares of Common Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a
group.
  Amount and Nature
		   			          of Beneficial	       Percent
Name of Beneficial Owner	     Ownership(1)		Of Class

  (i) Certain Beneficial Owners:

      Princeton Valuation Consultants,     2,920,050(2)         8.9
        L.L.C.
      5 Vaughn Drive
      Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:


Paul G. Casner				 1,474,200(3)		   4.5

Thomas C. Lynch			       1,474,200(3)		   4.5

Thomas J. Meaney				 6,649,642(4)         19.1

Wayne E. Meyer			 	 4,263,450(5)         12.9

Tom L. Schaffnit				 2,174,654(6)		   6.6

(iii)	All Current Directors and Officers as a Group
(seven persons)		            16,639,146(7)            42.4


*	Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



(2)	Includes 202,500 shares issuable upon conversion of Convertible Preferred
Stock	and 695,883 shares issuable upon conversion of Series B Stock.

(3)   Includes 1,091,800 shares issuable upon the exercise of warrants.

(4)	Includes 50,000 shares issuable upon conversion of Convertible Preferred
Stock, 1,949,775 shares issuable upon conversion of Series B Stock and 1,091,800 shares issuable upon the exercise of warrants.

(5)	Includes 30,000 shares issuable upon conversion of Series B Stock,
100,000 shares issuable upon the exercise of options and 1,091,800 shares issuable upon the exercise of warrants.

(6) Includes 341,395 shares issuable upon the exercise of options and 1,091,800 shares issuable upon the exercise of warrants.

(7)	See Notes 3 through 6.  Also includes 40,000 shares issuable upon the
	exercise of options held by other officers.






Convertible Preferred Stock

The following table sets forth certain information, as of March 26, 2004, with respect to holdings of the Company's Convertible Preferred
 Stock by (i) each
person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Convertible Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

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



Series B Stock

The following table sets forth certain information, as of March 26, 2004, with respect to holdings of the Company's Series B Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series B Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

    Amount and Nature
       of Beneficial	      Percent
Name of Beneficial Owner	        Ownership(1)           of Class

(i)	Certain Beneficial Owners:

The Mercantile & General 		   91,342			 8.3
        Reinsurance Company, PLC
Moorfields House
Moorfields
London EC2Y 9AL

Princeton Valuation Consultants,      231,961			21.0
 L.L.C
5 Vaughn Drive
Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:

	Paul G. Casner				    --			 --

Thomas C. Lynch				    --		       --

Thomas J. Meaney				  649,925			59.0

Wayne E. Meyer				   10,000			 *

Tom L. Schaffnit				    --			 --

(iii)	All Current Directors and Officers as a Group
(seven persons)				   659,925	     		59.0

*	Less than 1%
(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.







Series C Stock

The following table sets forth certain information, as of March 26, 2004, with respect to holdings of the Company's Series C Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series C Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

Amount and Nature
  of Beneficial	  	Percent
Name of Beneficial Owner	        Ownership(1)           of Class

(i)	Certain Beneficial Owners:

(ii)  Current Directors and Named Executives:

Paul G. Casner					  --			   --

Thomas C. Lynch				  --			   --

Thomas J. Meaney				 5,000		  100.0

Wayne E. Meyer					  --			   --

Tom L. Schaffnit				  --			   --

(iii) All Current Directors and Officers as a Group
(seven persons)				 5,000		  100.0


* Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



Series D Stock

The following table sets forth certain information, as of March 26, 2004, with respect to holdings of the Company's Series D Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series D Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.


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

Data Design and Development Corporation (3D) was also founded in 1996 as part of the Safeguard Scientific agreement to own the AM and FM technology. 3D licensed the FM technology rights in North America to Mikros and the AM technology rights in North America to MBC. Mikros owned two-thirds of the equity of 3D, and Safeguard owned the remaining one-third interest.
In November 2002, Safeguard Scientifics (Delaware), Inc. sold its equity interests in MBC, 3D and the Company to Paul G. Casner, Thomas Lynch, Thomas J. Meaney, Wayne E. Meyer and Tom L. Schaffnit, each of whom is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company. Each of such individuals acquired 382,400 shares of the Company's Common Stock and warrants to purchase
1,091,800 shares of
Common Stock. In January 2003, Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit each contributed the equity interests of MBC and 3D to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries
of the Company and were later dissolved.


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

     3.1	Certificate of Incorporation [Exhibit 2(I)]
     3.2  	By-laws [Exhibit 2(ii)]
     3.3   	Form of Certificate of Amendment to Certificate of
           	Incorporation [Exhibit 2(iii)]
     3.4   	Form of Certificate of Amendment of Incorporation with
           	respect to increase of authorized shares [Exhibit iv)]
4.1	Certificate of Designations of Series B Preferred Stock and Series

4.2	C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12, 1988]
     4.2   	Revised form of Series C Preferred Stock Purchase
           	Warrant issued to Bishop Capital, L.P. as assigned to
           	the Investors.
     4.3   	Form of Series C Preferred Stock Purchase Warrant
           	issued to Unicorn Ventures, Ltd., Renaissance Holdings
           	PLC and Gartmore Information and Financial Trust PLC. [Exhibit 4.5 to Form 10-K for 1988 filed May 15, 1989]
     4.4   	Form of Series C Preferred Stock Purchase Warrant
           	assigned to the Investors. [Exhibit 4.10 to Form 10-K
           	for 1990 filed April 12, 1991]
     4.5   	Form of Series C Preferred Stock Purchase Warrant
           	assigned to the Investors [Exhibit 4.11 to Form 10-K
           	for 1990 filed April 12, 1991]
     4.6   	Assignment and Sale Agreement dated October 27, 1992 by
           	and among Renaissance Holdings PLC, acting by its
           	Receivers, the Company, and each of the Investors and,
           	as to Section 1.1 thereof only, the Chartfield Group,
           	acting by its Receivers [Exhibit 4.1 to Form 8-K filed October 27, 1992]
     4.7   	Loan Modification and Intercreditor Agreement dated
           	October 27, 1992 by and among the Company and the
           	Investors [Exhibit 4.2 to Form 8-K filed October 27,
           	1992]
     4.8   	Certificate of Designations of Serial Preferred Stock
           	[Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994]



    10.1   	Loan Agreement dated April 26, 1988 between the Company
           	and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2   	Security Agreement dated April 26, 1988 between the
           	Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.2 to Form 8-K filed September 12, 1988]
    10.3   	Amendment to Loan Agreement and Promissory Note dated
           	as of January 27, 1989 between Bishop Capital, L.P. as assigned to the Investors and the Company. [Exhibit
           	10.4 to Form 10-K for 1988 filed May 15, 1989]
    10.4   	Investment Agreement dated as of June 30, 1988 between
           	Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.6 to Form 8-K filed September 12, 1988]
    10.5   	Security Agreement dated June 30, 1988 from the Company
           	to Unicorn Ventures, Ltd. and Unicorn Ventures II, L.P. as assigned to the Investors [Exhibit 10.9 to Form 8-K filed September 12, 1988]
    10.6   	Registration Agreement dated as of June 30, 1988
           	between Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7   	Consent and Amendment Agreement dated March 31,1989 as
           	assigned to the Investors. [Exhibit 10.10 to Form 10-K for 1988 filed May 15, 1989]
    10.8   	1988 Restricted Stock Award Plan. [Exhibit 10.20 to
           	Form 10-K for 1988 filed May 15, 1989]
    10.9   	Form of Restricted Stock Agreement. [Exhibit 10.21 to
           	Form 10-K for 1988 filed May 15, 1989]
    10.10  	Incentive Stock Option [Exhibit 10(c)(iii) to Form 10-K
           	for the year ended December 13, 1981]
    10.11  	Amended and Restated Stock Option Plan (1988)[Exhibit
           	10.27 to Form 10-K for 1989 filed April 3, 1990]
    10.12  	Security Agreement dated April 19, 1990 from Mikros
           	to Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.35 to Form 10-K for 1990 filed April 12, 1991]
    10.13  	Security Agreement dated April 19, 1990 from Mikros to
           	Renaissance Holdings PLC as assigned to the Investors. [Exhibit 10.36 to Form 10-K for 1990 filed April 12, 1991]
    10.14  	Consent and Amendment Agreement dated as of April 19,
           	1990 as assigned to the Investors. [Exhibit 10.37 to Form 10-K for 1990 filed April 12, 1991]
    10.15  	Note Modification and Stock Purchase Agreement dated
           	December 31, 1993. [Exhibit 10.47 to Form 10-K for
           	1993 filed March 30, 1994]
    10.16  	Common Stock and Warrant Purchase Agreement dated
           	November 15, 1996 by and between Mikros Systems Corporation and Safeguard Scientifics (Delaware), Inc.
(Delaware), Inc.
           	[Exhibit 10.1 to Form 8-K filed November 18, 1996]
    10.17  	License Agreement dated November 15, 1996 by and


           	between Mikros Systems Corporation and Data Design and
           	Development Corporation.  [Exhibit 10.2 to Form 8-K
           	filed November 18, 1996]
    10.18  	Technology License Agreement dated November 15, 1996 by
           	and among Data Design and Development Corporation,
           	Mikros Systems Corporation and Mobile Broadcasting
           	Corporation.  [Exhibit 10.3 to Form 8-K filed November
           	18, 1996]
    10.19  	Form of 1996 Warrant with Schedule of Warrants.
     	[Exhibit 10.24 to Form 10-K filed February 28,1997]
    10.20  	Registration Statement of shares included in the
	     	Incentive Stock Option Plan (1981)and the 1992
     	Incentive Stock Option Plan [Form S-8/S-3 filed April 25,1997]
    10.21  	Contract to sell defense contracts to General Atronics Corporation
	     	dated April 10, 1998 [Exhibit 10.25 to Form 10-K filed November 13,
	     	1998]
    10.22 	Non-Compete agreement with General Atronics Corporation dated April
           	10,1998 [Exhibit 10.26 to Form 10-K filed November 13, 1998]
    10.23  	Lease agreement with the Daily Plan It for office space dated July
		29, 1998 [Exhibit 10.23 to Form 10-K filed February 28, 1997].
    10.24   Contribution Agreement dated as of January 28, 2003
between the Company and Paul G. Casner, Thomas C. Lynch, Thomas J.
Meaney, Wayne E. Meyer and Tom L. Schaffnit [Exhibit 10.24 to Form
10-KSB filed March 31, 2003].
31.1	Certification of principal executive officer and principal financial
	officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. 1350
(b) Reports on Form 8-K
The Company did not file a current Report on Form 8-K with the
Securities and Exchange Commission during the fourth quarter of 2003.




Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
The Company has engaged Beard Miller Company LLP for the audit of the Company's financial statements for the year ended December 31, 2003 for a fee of $13,500. Lipman Selznick & Witkowkski billed the Company an aggregate of $19,300 in fees for professional services rendered in connection with the audit of the Company's financial statements for the year ended December 31, 2002 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2003.
Audit-Related Fees
-----------------

The aggregate fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2003 and 2002 totaled $0.


Tax Fees
--------

The aggregate fees billed by our independent accountants for tax services during the fiscal years ended December 31, 2002 totaled $1,000. The Company has engaged Lipman Selznick & Witkowski for tax services for the year ended December 31, 2003 for $1,500.


All Other Fees
--------------

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2003 and 2002.


Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

All auditing services and non-audit services (other than the de minimus exceptions provided by the Securities Exchange Act) provided to the Company by the independent accountants must be pre-approved in the future by the Audit Committee. All of the Audit-Related Fees and Tax Fees shown above for 2003 were pre-approved by the Board of Directors, which performed the functions of the Audit Committee in 2003.




	SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated: March 30, 2004
                          By: /s/ Thomas J. Meaney
                          --------------------------------
 Thomas J. Meaney, President


Pursuant to the requirements of the Securities Exchange
 Act of 1934, this report
has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


Signatures                                   Date


/s/ Wayne E. Meyer
---------------------------		   	   March 30, 2004
Wayne E. Meyer, Chairman


/s/ Paul G. Casner
---------------------------		   	   March 30, 2004
Paul G. Casner, Director


/s/ Thomas C. Lynch                    	   March 30, 2004
------------------------------
Thomas C. Lynch, Director


/s/  Thomas J. Meaney
------------------------------		   March 30, 2004
Thomas J. Meaney, Director


/s/  Tom L. Schaffnit                        March 30, 2004
------------------------------
Tom L. Schaffnit, Director








Independent Auditor's Report




To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheet of Mikros Systems Corporation as of December 31, 2003, and the related statements of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2002, were audited by other auditors whose report dated February 25, 2003, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a
test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and
significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/Beard Miller Company LLP
Reading, PA
March 12, 2004




Independent Auditors' Report







Board of Directors
Mikros Systems Corporation
Princeton, New Jersey



We have audited the accompanying statements of operations, changes in shareholders' equity deficiency and cash flows of Mikros Systems Corporation for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Mikros Systems Corporation for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United Sates of America.




						/s/ Lipman, Selznick & Witkowski
						A Professional Corporation




Edison, New Jersey
February 25, 2003



MIKROS SYSTEMS CORPORATION
                              BALANCE SHEET

                                      DECEMBER 31,
         ASSETS                           2003
------------------------------       ------------

CURRENT ASSETS
  Cash                                $    8,828

  Receivable on government contract		50,548

  Other Current Assets                     4,129
                                     ------------
TOTAL CURRENT ASSETS                      63,505
                                     ------------

  Equipment                               67,738

  Less: Accumulated Depreciation         (55,397)
 						 ------------
  							12,341
                                     ------------

TOTAL ASSETS				 $    75,846
                                     ============

	See Notes to Financial Statements



	MIKROS SYSTEMS CORPORATION
                           BALANCE SHEET (continued)


         LIABILITIES AND                            DECEMBER 31,
 SHAREHOLDERS'  EQUITY (DEFICIENCY)                      2003
----------------------------------                  -----------
CURRENT LIABILITIES
  Accrued Payroll and Payroll Taxes                  $  46,178
  Accrued Expenses                                      13,352
  Accrued Directors' Fees				      28,073
  Accrued Taxes					         720
  Accounts Payable                                      16,861
  Customer Advances                                     18,945
                                                   ------------
TOTAL CURRENT LIABILITIES                              124,129
                                                   ------------
REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
                                                        80,450
                                                    -----------
SHAREHOLDERS' EQUITY (DEFICIENCY)


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

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753 shares
	                          	                   317,668

  Capital in excess of par value                    11,422,976

  Accumulated Deficit                              (11,889,851)
                                                   ------------
TOTAL SHAREHOLDERS' DEFICIENCY	          	    (128,733)
                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   DEFICIENCY				              $     75,846
                                                   ============

	See Notes to Financial Statements

























                         MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS

					Years Ended December 31,
                                        2003          2002
                                    ------------   -----------

 Contract Revenues			$    230,645   $   70,000

 Cost of sales				     140,964       31,844
                                    ------------   -----------

 Gross margin					89,681	 38,156
 Royalties						     -	 56,213
						------------   -----------
							89,681	 94,369
                                    ------------   -----------
 Expenses
   Engineering					45,283	 33,610
   General and Administrative            157,598      142,759
                                     ------------  -----------
   Total expenses                        202,881      176,369
                                     ------------  -----------

 Loss from operations			    (113,200)     (82,000)

 Other Income:
   Interest                        		     8            -
   Sale of New Jersey tax attributes			 41,660
                                     ------------  -----------
 Net loss before income taxes           (113,192)     (40,340)

 Income taxes 					   500        1,472
						 ------------  -----------

 Net loss		                    $ (113,692)   $ (41,812)
                                     ============  ===========

Basic and diluted loss per share  	  $    (0.00)   $   (0.00)
                                     ============  ===========
Weighted average number of shares
 outstanding                          31,566,753    31,445,657
                                    ============  =============

See Notes to Financial Statements





















MIKROS SYSTEMS CORPORATION
	STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
	YEARS ENDED DECEMBER 31, 2003 AND 2002



$0.01 Par Value
2049:------------------------------------------------------------
 Par     Number     Par     Number       Par
2051: of shares   Value   of shares  Value   of shares    Value
2052:-----------------------------------------------------------

2054:Balance, January 1, 2002
 255,000   $2,550   1,102,433 $11,024   690,000   $6,900

Net loss

2058: --------  -------  ---------  -------   --------- --------
2059: Balance,December 31, 2002
 255,000    2,550   1,102,433 11,024    690,000   6,900

Issuance of common stock

Net loss
----------  -------   --------- --------
2065: Balance, December 31, 2003
255,000   $2,550   1,102,433  $11,024    690,000   $6,900
2066: ====  =========-  =======   ========= ========


                                                  Capital in
                               Common Stock       excess of     Accumulated
Par Value       Deficit	     Total
2072:  ------------------------------------------------------------------
                               Number      Par
                              of shares   Value
2075: ---------------------------------------------------------------

Balance,January 1, 2002
  31,106,753  $311,068 $ 11,363,671   $(11,734,347)     (39,134)

2079: Issuance of Common Stock   460,000  4,600   6,600  11,200

Net loss                		       (41,812)    (41,812)
2082: --------  --------  -----------   ------------    ---------
2083: Balance,December 31, 2002
 31,566,753  $315,668   11,370,271    (11,776,159)    (69,746)

6,000

Capital contribution                   48,705                      48,705
2089:     Net Loss 						                     (113,692)   (113,692)
2090:    ------  --------- -----------   -------------    ---------
Balance, December 31, 2003
    31,766,753   $317,668 $ 11,422,976   $(11,889,851)  $(128,733)
2092: ===== ====== ========   =============   ==========

                                  See Notes to Financial Statements









                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS



                                                Years Ended December 31,
                                                2003             2002
                                             ----------      -----------
Cash Flow From Operating Activities:
  Net loss                                   $  (113,692)    $   (41,812)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation and Amortization                   4,613           3,499
   Impairment loss on patents			        19,015               -
   Expense related to stock based compensation     6,000          11,200

Net Changes in Operating Assets and Liabilities
  Accounts Receivable                             (8,887)         36,142
  Receivable due on tax attributes sale                -         (41,661)
  Other Current Assets                            (3,629)         16,925
  Accounts Payable                                16,861          (8,037)
  Accrued Payroll and Payroll Taxes               24,647          (1,667)
  Other accrued expenses                           8,539          (6,584)
                                               -----------      ---------
 Net Cash used in operating activities	       (46,533)        (31,995)
                                               -----------      ---------
Cash Flows From Investing Activities:
      Purchase of Equipment                            -          (6,675)
                                               -----------      ---------
 Net Cash used in Investing Activities			 -		(6,675)
                                  -----------      ---------

 Cash Flows used in Financing Activities:

 Repayment of amounts due to related parties		 -            (221)
    					                 -----------      ---------
 Net Cash used in Financing Activities			 -		  (221)
                                               -----------      ---------

Net decrease in cash        			       (46,533)        (38,891)

Cash, Beginning of year 	                        	  55,361            94,252
                                     		      -----------      ---------
Cash, end of year                            $     8,828     $    55,361
                                             ============    =============
Supplemental disclosure of cash flow information

  Cash paid during the year for
    Income taxes			               $       500     $       932
                                             ============    =============

Supplementary disclosure of non-cash
 investing and financing activities:

  Capital contribution through forgiveness
    of payable to affiliate			   $     48,705	  $        -
                                             =============   ==============

See Notes to Financial Statements



	MIKROS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  THE COMPANY
---------------------

Mikros Systems Corporation (the "Company") was founded in 1978 in Albany, New York. The Company's headquarters are located at 707 Alexander Road, Suite 208, Princeton, New Jersey; telephone (609)987-1513.

Initially, the Company supplied technology for military applications. The related knowledge base and proprietary technology developed was recognized as applicable to the rapidly expanding wireless business in the commercial sector.

In 1995, the Company's Board of Directors decided the Company should pursue commercial contracts which would employ advanced techniques to enhance the data transmission rates in the AM and FM radio spectrum. Since the Company had limited resources, it was decided to pursue the AM technology.

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

Data Design and Development Corporation (3D) was founded in 1996 as a part of the Company's agreement with Safeguard Scientific and retained ownership of the AM and FM technology. 3D had licensed the FM technology rights in North America to the Company and the AM technology rights in North America to MBC. Mikros owned 2/3 of 3D and Safeguard owned the remaining 1/3.

In November 2002, Safeguard Scientifics sold its equity interests in MBC, 3D and the Company to Paul G. Casner, Thomas Lynch, Thomas J. Meaney, Wayne E. Meyer and Tom L. Schaffnit, each of whom is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company. Each of such individuals acquired from Safeguard Scientifics (Delaware), Inc. 382,400 shares of the Company's Common Stock and warrants to purchase 1,091,800 shares of Common Stock. In January 2003, Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit each contributed the equity interests of MBC and 3D to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company. The Company subsequently dissolved MBC and 3D during 2003.
In 1998, the Company sold its then existing military contracts to an unrelated third party (the Purchaser). The Purchaser entered into a royalty agreement with the Company, and was required to a pay 2% royalty on all data terminal set sales
over a four year period that expired in 2002.

In May 2002, the Company entered into a phase I research contract with the Naval
Surface Warfare Center in Dahlgren, Virginia. This contract was designed to help fund the development of a certain technology to be utilized by the U.S. Department of Defense. This contract provided for research funding of approximately $100,000 in 2002 and 2003.

In 2003, the Company's only revenues were generated from
 Phase I and II research
contracts with the Naval Surface Warfare Center in
Dahlgren, Virginia.  The Phase
II contract was entered into on August 8, 2003 and is expected to continue through the first quarter of 2005. The contract provided for initial research funding of $150,000, which was later increased to $600,000. The contract also provides for supplemental funding of up to $150,000, at the option of the issuer.
The Contract is cost plus a fixed fee contract and the Company is billing its actual costs on a bi-weekly basis. As of December 31, 2003, the Company had
billed $201,833     under this phase II contract.



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Basis of Presentation
---------------------

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that would be required if the Company were unable to continue as a going concern.

The Company expects that the development of a product that can be marketed and sold will require a significant amount of additional funding. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain the necessary funding to support its research and development efforts and to ultimately produce and market a product that will provide the Company with revenues sufficient to support its on-going operations. Management believes that actions presently being taken to minimize expenses that are not reimbursable under the Phase II contract coupled with expected supplemental funding under the Phase II contract will be sufficient to enable the Company to meet its operating needs and continue with its product research and development.


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


Accounts Receivable on Government Contract
------------------------------------------

Accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts, if necessary. When necessary, the allowance for doubtful accounts is established through provisions charged against operations. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past experience, agings of the receivables, adverse situations that may affect a customers' ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due.

Equipment
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives which range from 2 to 5 years. Depreciation expense amounted to $2,493 and $1,380 for years ended December 31, 2003 and 2002, respectively.


Net Loss per Common Share
-------------------------

The Company reports earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes the dilutive effect of securities and other contracts and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Stock Options
-------------

The Company has adopted Statement of Financial Accounting
 Standards No. 123 (SFAS
No. 123), Accounting for Stock-Based Compensation, which requires expanded disclosures of stock-based compensation arrangements. SFAS No. 123 encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. It allows the Company to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. The Company has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded to employees as prescribed in APB 25. SFAS No.
 123 requires company's
that continue to utilize APB 25 to make pro-forma disclosures of net income and earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. Management has determined that proforma net income and
earnings per share information is not materially different then reported net income and earnings per share.


Revenue Recognition
-------------------

Revenues under the Phase I and Phase II contracts are recognized when the Company incurs reimbursable costs under the contract. Royalty revenues on licensing agreements were recognized when earned.

In 2003 and 2002, the Federal Government represented all contract revenues. In 2002, one customer represented all royalty revenues.






Patents
-------

The Company was amortizing costs for its two patents over their legal life of 17 years. These patents were scheduled to expire in 2010 and 2015. Accumulated amortization of these patents at December 31, 2002 was $14,901. The Company recorded amortization expense related to these patents of approximately $2,119 in
2002 and 2003. In 2003, the Company determined that it was unlikely that the remaining carrying value for these patents would be recovered and recorded an impairment loss equal to the carrying value . This impairment loss of $19,015 is included in the statement of operations for the year ended December 31, 2003.


Income Taxes
------------

The Company accounts for its income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities as measured by the enacted
tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax asset will not be realized.

Reclassifications
-----------------

Certain amounts in the 2002 statement of operations have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the
Company's net loss.


Recently Issued Accounting Standards
------------------------------
In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
 Guarantees of Indebtedness of
Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.
In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs
is required in financial statements for periods ending after December 15, 2004.
The adoption of this Interpretation did not have and is not expected to have an impact on the Company's financial condition or results of operations.
In April 2003, the Financial Accounting Standards Board issued
 Statement No. 149,
"Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the
 Statement that relate to
implementation issues addressed by the Derivatives
Implementation Group that have
been effective should continue to be applied in
 accordance with their respective
dates. Adoption of this standard did not have an impact on the Company's financial condition or results of operations.
In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have an impact on the Company's financial condition or results of operations.

NOTE 3  STOCKHOLDERS' EQUITY
-----------------------------

CONVERTIBLE PREFERRED STOCK
---------------------------

Each share of the convertible preferred stock can be redeemed at the Company's option for $1 per share or can be converted into shares of the Company's common stock. Each share of preferred stock is convertible into one share of common stock. This conversion rate is subject to adjustment in certain circumstances. Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to their redemption price once shareholders of Series B and Series C preferred stock have been fully paid.


SERIES B CONVERTIBLE PREFERRED STOCK
------------------------------------

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



SERIES D CUMULATIVE PREFERRED STOCK
-----------------------------------

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

As of December 31, 2003 and 2002, there were dividends in arrears on shares of Series D Preferred Stock of $690,000 and $621,000, respectively.

COMMON STOCK WARRANTS
---------------------

In November 2002, the Company reacquired common stock
 warrants that were held by
one of the Company's stockholder's. These warrants gave that stockholder the right to purchase, at any time, 5,459,000 shares of the Company's common stock. Contemporaneously, the Company issued new warrants to certain other shareholders
to purchase 5,459,000 shares of the Company's common stock. The terms of the reacquired warrants and the newly issued warrants are identical.

These warrants expire in November 2006 and can be exercised at a price of $.78 per share for the purchase of 3,071,000 shares of common stock and $.65 per share for the purchase of 2,388,000 shares of common stock.
 None of the warrants were
exercised as of December 31, 2003.


NOTE 4 - INCOME TAXES
---------------------

The Income tax provision is computed as follows:


    2003   	   2002
                             ---------   ---------
Current tax expense         $      500	$ 1,472
Deferred tax benefit 		(143,746)  (357,252)
Increase in valuation
   allowance                   143,746    357,252
                              ---------   ---------

Net Tax Provision           $	     500   $  1,472
                             =========   =========

During 2002, as permitted by New Jersey Statues, the Company sold their state research and development credits. The Company realized
$41,660 from the sale of
these tax attributes.

The difference between the statutory federal income tax rate and the effective Company tax rate is as follows:

                               2003		  2002
                             --------   ----------
Federal statutory rate		 34.0%	 34.0%
Increase in valuation
 allowance				(34.0)	(34.0)
                             ---------  ----------
Effective tax rate              0.0%	  0.0%
                             =========  ==========



Total available Net Operating Loss Carry Forwards are reflected in the following schedule:

   		YEAR         AVAILABLE FOR      AVAILABLE FOR
              			 OF             FEDERAL            STATE
            		     EXPIRATION       TAX PURPOSES      TAX PURPOSE

				2004             147,000                  -
                              2005              81,000                  -

                              2010             602,000             171,000
                              2011           1,422,000                  -
                              2017             339,000                  -
                              2019             307,000                  -
                              2021              77,000                  -
                              2022              39,000                  -
				2023		   94,000
                                           --------------     -------------
                                           $ 3,109,000         $   171,000
                                           ==============     =============



The deferred taxes consist of the following as of December 31:

                               2003          2002
                             ---------    ---------
Deferred tax asset:
  Net Operating loss
  carry forward            $ 1,087,502  $  1,220,600
  Valuation Allowance      ( 1,087,502)  ( 1,220,600)
                            ----------   -----------
Net deferred tax asset     $         -  $          -
                            ==========   ===========
Total Deferred tax
 liability        	   $         -  $          -
                            ==========   ===========


NOTE 5 - STOCK OPTIONS
----------------------

The Company has outstanding stock options for the purchase of the Company's common stock. These options were issued pursuant to a stock option plan adopted
by the Company in 1992. The ability to grant options under this plan expired in 2002. Specific terms of the remaining options outstanding under this plan are dictated by the term of individual stock option agreements. Generally, the exercise price of the options is the market price of the Company's stock on the date that the option was granted.

A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002 is presented below:

                                               Weighted         Weighted


2657: Common Stock Options:
            2003     Price        2002     Price
 -----------------------------------------
Options outstanding beginning
  of year
        401,818   $0.1913     576,818     $0.1519
Granted              -         -           -           -
Exercised             -         -           -           -
Cancelled            -    (175,000)     0.0614
                                     -----------------------------------------
401,818   $0.1913
2597:    ================================

 360,941     0.1881
2600:    ===============================



The following table summarizes information about options outstanding at December
31, 2003 and 2002:

 2003
  Options Outstanding
   ---------------------------------------------------------
               Number        Weighted Avg.       Options
   Exercise  Outstanding       Remaining       Exercisable at
   Prices   at 12/31/03    Contractual Life       12/31/03
                                (Years)
   --------  -----------    ----------------   -------------
  $0.1500  280,000 	   6.08      280,000
  $0.1875   10,000	   1.42      10,000
  $0.2200      81,818	   6.67       61,395
  $0.5000   30,000      	   2.58     30,000

              401,818              	    381,395
              =======             =========
	 2002
              Options Outstanding
   ---------------------------------------------------------
               Number        Weighted Avg.        Options
   Exercise  Outstanding       Remaining       Exercisable at
   Prices   at 12/31/02     Contractual Life      12/31/02
                                (Years)
   --------  -----------    ----------------   -------------
  $0.1500  280,000          7.08    280,000
  $0.1875   10,000	   2.42     10,000
  $0.2200      81,818	   7.67     40,941
  $0.5000   30,000      	   3.58      30,000

              401,818                              360,941
              =======                       =========


The Company recorded compensation expense of $6,000 on the
 distribution of stock
grants to certain employees in 2003 and $11,200 in stock based compensation in
2002.




Note 6  LOSS PER SHARE
---------------------------

The Company's calculation of earnings per share is as follows:


2003	             2002
  -----             ----

Net Loss Applicable to Common
 Stockholders	$   113,692   $    41,812
 ==========    ==========
Average Basic Shares Outstanding  31,566,753    30,948,410

Assumed conversion of preferred stock	    -             -
Effect of dilutive options and warrants             -             -
2665: ----------    -----------
2666:  Average dilutive shares outstanding 31,566,753   30,948,410
2667:  ===========   ===========

Net Loss Per Common Share Basic and
 diluted	$       0.00   $     0.00
2671:  ===========  ===========


A total of 5,840,395 common stock options and warrants and
3,562,299 of
convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended
December 31, 2003.


A total of 5,819,914 common stock options and warrants and
3,562,299 of
convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended
December 31, 2002.


Note 7  LINE OF CREDIT
-----------------------

The Company maintains a line of credit facility for maximum
 borrowings of up to
$34,000. Outstanding balances on this line of credit accrue interest at the bank's published prime rate. This line matures in October 2006 and payment has been personally guaranteed by the Company's
 President.  There were
no amounts
outstanding under this line at December 31, 2003.


NOTE 8 - RELATED PARTY TRANSACTIONS
----------------------------------

At December 31, 2002, the Company owed
MBC $48,705 that it had
 advanced to the
Company to help it meet working capital needs.
During 2003, MBC
became a wholly-
owned subsidiary of the Company and the
 advance was forgiven and
recorded as an
additional capital contribution.

NOTE 9 - COMMITMENTS
--------------------

The Company leases its administrative
office facility through a
 month-to-month
lease.  Total rent expense during 2003
and 2002 was $16,487
and $16,742,
respectively.


Note 10  SERIES C REDEEMABLE
PREFERRED STOCK
--------------------------------------------

The Series C Preferred Stock is not convertible into any other class of the
Company's stock and is subject to redemption
 at the Company's
option at any time
or if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company's assets.
Upon any
liquidation, dissolution or winding up of
 the Company, each holder
of Series C
Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Series C Preferred Stock held by such holder, and the holders of Series
 C Preferred Stock will not be
entitled to any
further payment. The redemption
 price per share is $16.09.



											Exhibit 31.1

CERTIFICATION

I, Thomas J. Meaney, certify that:
1. I have reviewed this annual report
 on Form 10-KSB of Mikros Systems
Corporation;
2. Based on my knowledge, this report
does not contain any untrue
statement
of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period
covered
by this report;
3. Based on my knowledge, the financial
 statements,
and other
financial
information included in this report,
fairly present
in all material
respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods
 presented in
this report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in
 Exchange Act Rules
13a-15(e)
and 15d-
15(e)) and internal control over financial
 reporting (as  defined in
Exchange Act Rules 13a-15(f) and
15d-15(f))
for the small
 business
issuer and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities,
particularly
during the period in which this report is
 being prepared;
b) designed such internal control
over financial reporting,
 or caused
such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of
financial statements for external
purposes in accordance
 with
generally accepted accounting principles;
c) evaluated the effectiveness of the
small business  issuer's
disclosure controls and procedures and
presented in
this report
our conclusions about the effectiveness of the disclosure
 controls
and procedures, as of the end of the
 period covered by
this report
based on such evaluation; and
d) disclosed in this report any change
in the small
business issuer's
internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has
materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial
reporting; and
5. I have disclosed, based on my most
recent evaluation
 of internal control
over financial reporting, to the small
 business issuer's
auditors and
the audit committee of the small business issuer's board of directors
(or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control
 over financial
reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process,  summarize
and report financial information; and
b) any fraud, whether or not material,
that involves
 management or
other employees who have a
significant role in the small
business issuer's internal
control over
financial reporting.

2838::/s/ Thomas J. Meaney_____
Dated:	March 30, 2004
Thomas J. Meaney,
President, Chief
Executive Officer and Chief
Financial Officer
(Principal Executive Officer and
:Principal Financial Officer)


EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY
 ACT OF 2002
2794:In connection with the Annual
 Report on Form 10-KSB of Mikros
2795:    Systems Corporation (the "Company")
for the year ended
December 31, 20023 as
filed with the Securities and Exchange
Commission on the
date hereof (the
"Report"), the undersigned, Thomas J.
 Meaney, President,
Chief Executive
Officer and Chief Financial Officer of the
 Company, hereby
certifies, pursuant
to 18 U.S.C. Section 1350, that:
2860: (1) The Report fully complies with the requirements of

2862:15(d) of the Securities Exchange Act of
1934; and
2863: (2) The information contained in
 the Report fairly
 presents,
in all material
2865: respects, the financial condition and results of 2866:
    Company.


2870:/s/ Thomas J. Meaney* ___________
2871: Dated:March 30, 2004Thomas J. Meaney,
2872: President, Chief
2873: Executive Officer and Chief Financial
 Officer
2874: (Principal Executive Officer and
2875: :Principal Financial Officer)

2877: A signed original of this written statement required by Section
906 has been
2879: provided to the Company and will be retained by the Company and furnished to 2881: the Securities and Exchange
 Commission or its staff upon
request.















2898: