Form 10QSB
period 2004-03-31
MIKROS SYSTEMS CORP
filed 2004-05-17
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
Commission File No. 2-67918

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

Yes: ___X___      No:_______

State the number of shares outstanding of each of the Issuer's classes of common stock, as of May 11, 2004:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___X___        No:________





TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION			   PAGE #

Item 1. Condensed Financial Statements...............     3

	CONDENSED BALANCE SHEET
	As of March 31, 2004......................................  4

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended
        March 31, 2004 and 2003.........................................  6

	CONDENSED STATEMENTS OF CASH FLOWS
	 For the Three Months Ended March 31,
         2004 and 2003..................................................  7

	NOTES TO THE CONDENSED FINANCIAL
        STATEMENTS......................................................  8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	 Operations

         Overview...........................................  11

	  Results of Operations................................................... 13

	  Liquidity and Capital Resources..................... 13

 Item 3. Controls and Procedures............................................. 13


 PART II  OTHER INFORMATION

	   Item 5.  Other Information................................. 15

	   Item 6.  Exhibits and Reports on
		      Form 8-K..............................  15

	   SIGNATURES.......................................................   16

          CERTIFICATIONS................................................   17



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Mikros Systems Corporation (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2003.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.




MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

				      March 31,
ASSETS				         2004
------ 			`		------

CURRENT ASSETS

  Cash					$  27,768
  Receivable on Government Contract      75,462
  Other Current Assets		    	    5,195
					  --------
  TOTAL CURRENT ASSETS		          108,425
   					  --------

FIXED ASSETS

  EQUIPMENT				   67,738
    Less: Accumulated Depreciation     (56,021)
					  --------
FIXED ASSETS, NET			   11,717
				         --------
TOTAL ASSETS		  	 	$ 120,142
                                      =========

  See Accompanying Notes to Condensed Financial Statements





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                   March 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2004
						      ---------
CURRENT LIABILITIES
  Accrued Payroll and Payroll Taxes		      $47,369
  Accrued Expenses				       26,477
  Accrued Directors Fees                            28,073
  Accounts Payable				       16,940
  Customer Advances                                 20,962
                                                 ---------
TOTAL CURRENT LIABILITIES                         $139,821
                                                 ---------

REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares      $80,450
			                             -------
SHAREHOLDERS' DEFICIENCY

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares      2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                           317,668

  Capital in excess of par                      11,422,976
  Accumulated deficit                          (11,861,247)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (   100,129)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  120,142
                                               ============

See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                  Three Months Ended,
			   March 31, 2004          March 31, 2003
                         ------------------     ----------------
Revenues:

  Contract Revenues    $     218,440		            -
                        -------------             ------------

Cost of Sales               133,437                      -
                        -------------              ------------

Gross Margin                 85,003                      -
                        -------------              ------------
Expenses:

 Engineering		      14,673			     -
 General & Administrative   41,726 		        55,366
                        -------------              -----------
Total Expenses              56,399                   55,366
                        -------------              -----------
Net Income(Loss)        $   28,604               $  (55,366)
                         ============              ============
Basic and diluted
 earnings per
 share    		  $     0.00		    $     0.00
                         ============              =============

Weighted average number
  of shares outstanding  31,766,753			31,566,753
                         ============              ==============

See Accompanying Notes to Condensed Financial Statements.









MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Three Months Ended
					March 31, 2004         March 31, 2003
                                 ----------------------   ---------------------
Cash Flow From Operating Activities:
   Net Income/Loss                	  $28,604  	        $(55,366)
Adjustments to reconcile Net Income (Loss)
      to net cash
 provided By (Used in) Operating
 Activities:
 Depreciation and Amortization	      624   	           1,153
  Net Changes in Operating Assets and
   Liabilities (Increase) Decrease in:
   Accounts Receivable			    (24,914)                  -
   Receivable Due to Tax Attributes 	          - 		   41,661
   Other Current Assets		    ( 1,066)	          (6,191)
  Increase in:
   Accounts Payable			         79			 -
   Accrued Payroll and Payroll Taxes	      1,191	              758
   Other Accrued Expenses                 14,422 		    12,308
                                       ----------		   --------
 Net Cash Provided By (Used In)
    Operations 			    18,940      	    (5,677)
                                       ---------    	          --------

 Net increase (decrease) in cash	    18,940   		    (5,677)
 Cash, beginning of the period             8,828  		    55,361
                                        --------     	  ---------

Cash at the end of the period	         $  27,768    		  $ 49,684
                                        ========    		  ========

Supplementary Cash Flows Information
Income taxes paid			 $     500		  $      0
                                       =========              =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the first quarter of 2003 the Company received a contribution of all outstanding stock of two affiliates. The Company has recorded additional paid in capital on this transaction of $48,704.


See Accompanying Notes to Condensed Financial Statements.






MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31,2004 and the results of its operations and its cash flows for the three months ended March 31, 2004.

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

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. Management has pursued Small Business Innovative Research (SBIR) contracts in order to generate cash flow, while also allowing development of new potential products. For example the Phase II Multiple Function Distributed Analysis Tool (MFDAT0 SBIR) contract with the Naval Surface Warfare Center in Dahlgren, Virginia is expected to continue through the first quarter of 2005. This Contract is a cost plus fixed fee contract and the Company is billing its actual costs on a bi-weekly basis, providing crucial cash flow. As a further result of this SBIR work, the Company is currently in discussions with the U.S. Navy for a sole source contract to complete the development and to begin the production of the MFDAT test equipment.

If cash flows are insufficient, there would be a material adverse effect on the Company's financial position and operations and its ability to continue as a going concern. This would force the Company to further reduce its expenditures, reduce its workforce, sell certain assets or possibly explore additional alternatives including seeking bankruptcy protection.

In view of these matters, realization of a major portion of the assets in the accompanying business sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to sustain sufficient cash flow to support further development for its new potential products and continuing operations. Management believes that actions presently being taken to sustain the Company's operating and financial requirements will allow it to continue as a going concern.




Note 2 - Shareholder's Equity:


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

As of March 31, 2004, there were dividends in arrears on shares of Series D Preferred Stock of approximately $707,000.

Note 3 - Related Party Transaction:

In January 2003, Paul G. Casner, Thomas Lynch, Thomas J.
Meaney, Wayne E. Meyer and Tom L. Schaffnit each contributed certain equity interests of Mobile Broadcasting Corporation (MBC) and Data Design and Development Corporation (3D) to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company. These equity interests were acquired by such individuals from Safeguard
Scientifics (Delaware), Inc. in November 2002.  Each of
Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company. These wholly-owned subsidiaries were subsequently dissolved.





Note 4 - Earnings (Loss) Per Share

The Company's calculation of earnings (loss) per share is as follows for the quarters ended March 31,


2004 2003
                                             -----        ----

Net Income (Loss) Applicable to Common
 Stockholders				$    28,604   $   (55,366)
                                       ==========    ==========

Average Basic Shares Outstanding       31,766,753    31,566,753

Assumed conversion of preferred stock	   3,562,299            -
Effect of dilutive options and warrants         -             -
                                        ----------    -----------
Average dilutive shares outstanding     35,329,052    31,566,753
                                       ===========   ===========

Net Earnings (Loss) Per Common Share
 basic and diluted			$       0.00   $      0.00
                                      ============   ===========

A total of 5,845,509 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended March 31, 2004.


A total of 5,825,055 common stock options and warrants and 3,562,299 of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended March 31, 2003.



Item 2.  Management's Discussion and Analysis of
	  Financial Condition and Results of Operations.



OVERVIEW
--------

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

3D was founded in 1996 as a part of the Company's agreement with Safeguard Scientific and retained ownership of the AM and FM technology. 3D had licensed the FM technology rights in North America to the Company and the AM technology rights in North America to MBC. Mikros owned 2/3 of 3D and Safeguard owned the remaining 1/3.

In May 2002, the Company entered into a phase I research contract with the Naval Surface Warfare Center in Dahlgren, Virginia. This contract was designed to help fund the development of a certain technology to be utilized by the U.S. Department of Defense.
This contract provided for research funding of approximately $100,000 in 2002 and 2003.

In November 2002, Safeguard Scientifics sold its equity interests in MBC, 3D and the Company to Paul
G. Casner, Thomas Lynch, Thomas J. Meaney, Wayne E.
Meyer and Tom L. Schaffnit, each of whom is a Director of the Company. Mr. Meaney also is President,
Chief Executive Officer and Chief Financial Officer of the Company. Each of such individuals acquired from Safeguard Scientifics (Delaware), Inc. 382,400 shares of the Company's Common Stock and warrants to purchase 1,091,800 shares of Common Stock. In
January 2003, Messrs. Casner, Lynch, Meaney,
Meyer and Schaffnit each contributed the equity interests of MBC and 3D to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company, and these subsidiaries were subsequently dissolved in 2003.

In 2003, the Company's only revenues were generated from Phase I and II research contracts with the Naval
Surface Warfare Center in Dahlgren, Virginia.  The Phase
II contract was entered into on August 8, 2003 and is expected to continue through the first quarter of 2005.
The contract provided for initial research funding of $150,000, which was later increased to $600,000. The contract also provides for supplemental funding of up to $150,000, at the option of the issuer. The Contract is cost plus a fixed fee contract and the Company is billing its actual costs on a bi-weekly basis. As of March 31, 2004, the Company had billed $422,261 under this phase II contract.

Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives. The forward-looking statements include risks and uncertainties, including, but not limited to, the Company's ability to continue as a going concern, the anticipated size of and growth in the markets for the Company's products, the trends favoring the use of the Company's proposed commercial products, the anticipated demand for the Company's new products, the timing of development and implementation of the Company's new product offerings, the utilization of such products by the Company's clients and trends in future operating performance, and other factors not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and development to be materially different from those expressed in or implied by such statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates. For a more detailed explanation of judgments made in these areas, refer to our Annual Report on Form 10-KSB for the year ended
December 31, 2003.

Changes to Accounting Policies and Estimates
--------------------------------------------

The Company's critical accounting policies and estimates are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. As of March 31, 2004, there have been no changes to such critical accounting policies and estimates.


Results of Operations
---------------------

Three Months Ended March 31, 2004

There were revenues of $218,440 for the first quarter ended March
31, 2004 compared to no revenues for the same period in 2003. On
August 8, 2003 the company was awarded the SBIR Phase II contract.

Engineering costs for the quarter ended March 31, 2004 were $14,673 versus $0 in the quarter ended March 31, 2003. There were engineering costs for the quarter ended March 31, 2004 due to the SBIR Phase II contract awarded on August 8, 2003. There was no similar contract during the quarter ended March 31, 2003.

General and Administrative expenses for the quarter ended
March 31, 2004 were $41,726 versus $55,366 in the quarter ended March 31, 2003. General and Administrative expenses for the quarter ended March 31, 2004 were lower due to direct charges that were applied to the SBIR Phase II contract.

Net income for the three months ended March 31, 2004 was $28,604 versus a net loss of $55,366 for the same period in 2003 due to the SBIR Phase II contract.


Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At March 31, 2004, the Company had cash of $27,768 and the Company had negative working capital of $31,396.

Operating Activities
--------------------

Net cash provided by operating activities was $18,940.
which includes changes in certain of the Company's operating assets and liabilities and the net income for the three months ended March 31, 2004.

Capital Resources
-----------------

The Company maintains a line of credit facility for maximum borrowings of up to $34,000. There were no amounts outstanding under this line at March 31, 2004.

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.
At March 31, 2004, we had an accumulated deficit of $11,861,247 and a working capital deficiency of $31,396. Thus, there is substantial doubt about our ability to continue as a going concern.

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

a) Evaluation of disclosure controls and procedures. Based on his evaluation of the Company's disclosure controls and procedures
(as defined in Rules 13a-14(c) and 15d-14(c) under the Securities
Exchange Act of 1934) as of March 31, 2004, the Company's president
(principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

b) Changes in internal controls. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.



PART II.  OTHER INFORMATION

Item 5.	Other Information

On February 17, 2004, the Company accepted the resignation of Lipman, Selznick & Witkowski as the Company's independent auditors and has engaged the services of Beard Miller Company LLP as independent auditors. The change in auditors was effective February 17, 2004. This determination was approved by the Company's Board of Directors.
Beard Miller Company LLP has audited the financial statements of the Company for the fiscal year ended December 31, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

761 Exhibit 32.1	Certification of principal executive officer and
principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.




(b) Reports on Form 8-K.

On February 17, 2004, we filed a Current Report on Form 8-K with respect to a change in the Company's certifying accountants.

On April 30, 2004, we filed a Current Report on Form 8-K/A with respect to the change in the company's certifying accountants.









SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE:  May 17, 2004     	By:/s/Thomas J. Meaney
			       ----------------------
				President
				(Chief Executive Officer and
                               Chief Financial Officer)


EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas J. Meaney, President of Mikros Systems Corporation, certify that:

1.I have reviewed this Quarterly Report on Form 10-QSB of Mikros Systems Corporation.

2.	Based on my knowledge, this report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

825:/s/ Thomas J. Meaney
	       Thomas J. Meaney
827:President
828: (Principal Executive Officer and Principal  Financial Officer)
Dated: May 17, 2004




EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the "Company") for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, that:

845 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

847:(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Mikros Systems Corporation.

849: /s/  Thomas J. Meaney*
Dated:	May 17, 2004	Thomas J. Meaney,
President
(Principal Executive Officer and Principal Financial Officer)


*A signed original of this written statement required by Section
 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.