Form 10QSB
period 2004-06-30
MIKROS SYSTEMS CORP
filed 2004-08-13
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
Commission File No. 2-67918

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of August 11, 2004:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____






TABLE OF CONTENTS
						     PAGE #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements    3

	CONDENSED BALANCE SHEET
	As of June 30, 2004                        4

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended and Six Months Ended
       June 30, 2004 and 2003                              6

	CONDENSED STATEMENTS OF CASH FLOWS
	 For the Six Months Ended June 30,
        2004 and 2003                                             7

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS                                              8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations

         Overview                                                      11

	  Results of Operations                  12

	  Liquidity and Capital Resources 13

 Item 3. Controls and Procedures                    14

PART II  OTHER INFORMATION

	   Item 5.  Other Information            15

	   Item 6.  Exhibits and Reports on
		      Form 8-K         15

	   SIGNATURES                                16

          CERTIFICATIONS                                   17





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

				       June 30,
ASSETS				        2004
------ 				--------

CURRENT ASSETS

  Cash					$  60,462
  Receivable on Government
      Contracts                 	   85,530
  Other Current Assets		    4,972
					  --------
  TOTAL CURRENT ASSETS		  150,964
   					  --------

FIXED ASSETS

  EQUIPMENT				   67,738
    Less: Accumulated Depreciation (57,513)
					  --------
FIXED ASSETS, NET			   10,225
				         --------
TOTAL ASSETS		  	 	$ 161,189
                                  =========

  See Accompanying Notes to Condensed Financial Statements






MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                   June 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2004
						      ---------
CURRENT LIABILITIES

  Accrued Payroll and Payroll Taxes		      $47,265
  Accrued Expenses				       31,680
  Accrued Directors Fees			       28,073
  Accounts Payable				       12,160
  Customer Advances                                 19,063
                                                 ---------
TOTAL CURRENT LIABILITIES                         $138,241
                                            --------

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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                           317,668

  Capital in excess of par                      11,422,976
  Accumulated deficit                          (11,818,620)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (    57,502)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  161,189
                                               ============

See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


			     Three Months Ended           Six Months Ended
			June 30, 2004  June 30, 2003 June 30, 2004 June 30, 2003
Revenues:

  Contract Revenues    $     288,629	   $  29,947     $   507,070    $  29,947
  -------------    ------------   -------------  -------------

Cost of Sales                 186,769        8,142         320,206        8,142
 -------------    ------------   -------------  --------------
Gross Margin                  101,860       21,805         186,864        21,805
  -------------    -------------  -------------  ---------------
Expenses:

 Engineering		        20,567		9,846		35,240	       22,308
 General & Administrative      38,667       37,083          80,393        79,987
  -------------    -------------   -------------  -------------
Total Expenses   59,233   46,929   115,633  102,295
  -------------    -----------    -------------   -------------
Net Income (Loss)    $42,627    $ (25,124)      $ 71,231    $(80,490)
 ===========    ===========   ===========  ============
Basic and diluted
Earnings (loss)
  per share		  $     0.00    $    (0.00)     $     0.00     $   (0.00)
 ===========    ===========   =========== ============


See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   The Six Months Ended
                                         June 30, 2004        June 30, 2003
                                         -------------        -------------
Cash Flow From Operating Activities:
   Net Income(Loss)                         $ 71,231             $(80,490)
Adjustments to reconcile Net Income (Loss)
 provided By (Used in) by Operating
 Activities:
 Depreciation and Amortization	          2,116                2,308
  Net Changes in Operating Assets and
   Liabilities
  (Increase) Decrease in:
   Accounts Receivable			        (34,982)              (9,982)
   Receivable Due to Tax Attributes                -                41,661
   Other Current Assets	                   (843)              (3,717)

 Increase (Decrease) in:
   Accounts Payable  			         (4,701)              19,204
   Accrued Payroll and Payroll Taxes	          1,087                1,605
   Other Accrued Expenses	       	         17,726                    -
                                             --------              -------
 Net Cash Provided by(Used In)
    Operations                                51,634              (29,411)
                                             ---------            --------
Net increase (decrease) in cash	         51,634             (29,411)
 Cash, beginning of the period                 8,828               55,361
                                             ---------           ---------
Cash, at the end of the period	      $  60,462             $ 25,950
                                            ==========           =========

Supplemental Disclosure of Non-Cash Financing Activites:

During 2003 the Company received a contribution of all outstanding stock of two affiliates. The Company now controls each of these companies and has received additional paid in capital on this transaction of $48,704.


See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2004
(UNAUDITED)


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

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2004 and the results of its operations and its cash flows for the six months ended June 30, 2004.

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

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. Management has pursued Small Business Innovative Research (SBIR) contracts in order to generate cash flow, while also allowing development of new potential products. For example the Phase II Multiple Function Distributed Analysis Tool (MFDAT0 SBIR) contract with the Naval Surface Warfare Center in Dahlgren, Virginia is expected to continue through the first quarter of 2005. This Contract is a cost plus fixed fee contract and the Company is billing its actual costs on a bi-weekly basis, providing crucial cash flow. As a further result of this SBIR work, the Company is currently in discussions with the U.S. Navy for a sole source contract to complete the development and to begin the production of the MFDAT test equipment. The Company has also been awarded an additional SBIR Phase I firm-fixed price contract from the Office of Naval Research (ONR) for approximately $100,000 as of June 4, 2004.

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


Note 2  Shareholder's Equity:


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

As of June 30, 2004, there were dividends in arrears on shares of Series D Preferred Stock of approximately $724,000.

Note 3  Related Party Transaction:
----------------------------------

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





Note 4  Earnings (Loss) Per Share

The Company's calculation of earnings (loss) per share is as follows for the periods presented:




     Three Months Ended     The Six Months Ended
458:    June 30, 2004 June 30, 2003 June 30, 2004 June 30, 2003


Net Income (Loss) Applicable to Common
 Stockholders         $ 42,627     $(25,134) $ 71,231    $(80,490)
==========  ==========  ==========  ==========

465:Average Basic Shares Outstanding
         31,766,753  31,566,753 31,766.753 31,566,753

 -    3,562,299          -
Effect of dilutive options and warrants      -         -           -           -
470:    ----------   ----------  ----------   -----------
470: Average dilutive shares outstanding
       35,329,052 31,566,753  35,329,052 31,566,753
472:    ===========  =========== ==========   ===========

Net Earnings (Loss) Per Common Share
 basic and diluted			 $     0.00   $     (0.00)  $     0.00   $   (0.00)
476:    ==========  ========== ==========  ===========

A total of 5,850,623 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the six months and quarter ended
June 30, 2004.


A total of 5,830,169 common stock options and warrants and 3,562,299 of convertible shares of preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the six months and quarter ended
June 30, 2003.




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



In 2003, the Company's only revenues were generated from Phase I and II research contracts with the Naval
Surface Warfare Center in Dahlgren, Virginia.  The Phase
II contract was entered into on August 8, 2003 and is expected to continue through the first quarter of 2005.
The contract provided for initial research funding of $150,000, which was later increased to $600,000. The contract also provides for supplemental funding of up to $150,000, at the option of the issuer. The Contract is cost plus a fixed fee contract and the Company is billing its actual costs on a bi-weekly basis. As of June 30, 2004, the Company had billed $709,021 under this phase II contract.

In June, 2004 the Company was awarded a Small Business
Innovation Research (SBIR) Phase I contract from the
Office of Naval Research. valued at approximately
$100,000, the contract is for researching and evaluating techniques to minimize interference between the U.S. Navy radar and wireless communication systems.

Statements contained or incorporated by reference in this Quarterly Report on Form 10-QSB that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives. The forward-looking statements include risks and uncertainties, including, but not limited to, the Company's ability to continue as a going concern, the anticipated size of and growth in the markets for the Company's products, the trends favoring the use of the Company's proposed commercial products, the anticipated demand for the Company's new products, the timing of development and implementation of the Company's new product offerings, the utilization of such products by the Company's clients and trends in future operating performance, and other factors not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and development to be materially different from those expressed in or implied by such statements.
The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Changes to Accounting Policies and Estimates
--------------------------------------------

The Company's critical accounting policies and estimates are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. As of June 30, 2004, there have been no changes to such critical accounting policies and estimates.

Results of Operations
---------------------

Three Months Ended June 30, 2004 and 2003

There were revenues of $288,629 for the second quarter ended June
30, 2004 compared to $29,947 for the same period in 2003 and there were Cost of Sales of $186,769 for the quarter ended
June 30, 2004 versus $8,142 for the same period in 2003. This activity fluctuation was the result of the SBIR Phase II contract awarded on August 8, 2003.

Engineering costs for the quarter ended June 30, 2004 were $20,567 versus $9,846 in the quarter ended June 30, 2003. There were higher engineering costs for the quarter ended
June 30, 2004 due to the SBIR Phase II contract awarded on August 8, 2003. There was no similar contract during the quarter ended June 30, 2003.

General and Administrative expenses for the quarter ended
June 30, 2004 were $38,667 versus $37,085 in the quarter ended June 30, 2003.

Net Income for the three months ended June 30, 2004 was $42,627 versus a net loss of $25,124 for the same period in 2003 due to the SBIR Phase II contract was not in place during the three months ended June 30, 2003.


Six Months Ended June 30, 2004 and 2003

Net income for the six months ended June 30, 2004 was $71,231 versus a net loss of $80,490 for the same period in 2003 due to the SBIR Phase II contract that was not in place during the six months ended June 30, 2003. There were Cost of Sales of $320,206 for the quarter ended June 30, 2004 versus $8,142 for the same period in 2003. This activity fluctuation was the result of the SBIR Phase II contract awarded on August 8, 2003


Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

At June 30, 2004, the Company had cash of $60,462 and the Company had working capital of $12,723.

Operating Activities
--------------------

Net cash provided by operating activities was $51,634 during the six months ended June 30, 2004 and which includes changes in certain of the Company's operating assets and liabilities and the net income for the six months ended June 30, 2004.


Contractual Obligations
-----------------------

Our major outstanding contractual obligation relates to the leases for our office space that is leased on a month-to month basis for $800.00 per month.






Capital Resources
-----------------

The Company maintains a line of credit facility for maximum borrowings of up to $34,000. There were no amounts outstanding under this line at June 30, 2004.

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.
at June 30, 2004, we had an accumulated deficit of $11,818,620 and working capital of $12,723. Thus, there is substantial doubt about our ability to continue as a going concern.

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

a)	Evaluation of disclosure controls and procedures. Based
on his evaluation of the Company's disclosure controls and procedures
(as defined in Rules 13a-14(c) and 15d-14(c) under the Securities
Exchange Act of 1934) as of June 30, 2004, the Company's president
(principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

b)	Changes in internal controls.  There were no changes in
the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004.




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

791:Exhibit 31.1Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

794: Exhibit 32.1Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.




(b)	Reports on Form 8-K.

On February 17, 2004, we filed a Current Report on Form 8-K with respect to a change in the Company's certifying accountants.

On April 30, 2004, we filed a Current Report on Form 8-K/A with respect to the change in the company's certifying accountants.










SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE: August 13, 2004   	By:/s/Thomas J. Meaney
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

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) for the registrant and have:

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

				     /s/ Thomas J. Meaney
   Dated: August 13, 2004 	Thomas J. Meaney
					President
Principal Executive Officer and Principal
Financial Officer)





	EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the "Company") for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Mikros Systems Corporation.

					/s/ Thomas J. Meaney*
Dated:	August 13, 2004   Thomas J. Meaney,
 President
(Principal Executive Officer and
Principal Financial Officer)


*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.