Form 10QSB
period 2004-09-30
MIKROS SYSTEMS CORP
filed 2004-11-15
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
Commission File No. 2-67918

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of November 9, 2004:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____






TABLE OF CONTENTS
						     PAGE #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements     3

	CONDENSED BALANCE SHEET
	As of September 30, 2004       4

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended and Nine Months Ended
       September 30, 2004 and 2003   5

	CONDENSED STATEMENTS OF CASH FLOWS
	 For the Nine Months Ended September 30,
        2004 and 2003  6

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS    7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations

         Overview        10

	  Results of Operations  11

	  Liquidity                           11

 Item 3. Controls and Procedures  12

PART II  OTHER INFORMATION

	   Item 6.  Exhibits            13

	   SIGNATURES               14

          CERTIFICATIONS                 15





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

				     September 30,
ASSETS				        2004
------ 				--------

CURRENT ASSETS

  Cash					$  53,991
  Receivable on Government
      Contracts                 	  109,439
  Other Current Assets		    4,304
					  --------
  TOTAL CURRENT ASSETS		  167,734
   					  --------

FIXED ASSETS

  EQUIPMENT				   67,738
    Less: Accumulated Depreciation (59,005)
					  --------
FIXED ASSETS, NET			    8,733
				         --------
TOTAL ASSETS		  	 	$ 176,467
                                  =========

  See Accompanying Notes to Condensed Financial Statements







MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                   September 30,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2004
						      ------------
CURRENT LIABILITIES

  Accrued Payroll and Payroll Taxes		      $34,679
  Accrued Expenses				       45,685
  Accounts Payable				       19,873
                                                 ---------
TOTAL CURRENT LIABILITIES                         $100,237
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

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
                                                     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                           317,668

  Capital in excess of par                      11,422,976
  Accumulated deficit                          (11,765,338)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                 (     4,220)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  176,467
                                               ============

See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


			     Three Months Ended          Nine Months Ended
		    Sept, 30, 2004  Sept. 30, 2003   Sept. 30, 2004 Sept. 30, 2003
Revenues:

$     217,750   $   20,718   $ 724,820 $ 50,665
 -------------    ------------   -------------  -------------
Cost of Sales    148,055    23,807     468,262    31,949
 -------------    ------------   -------------  --------------
Gross Margin      69,695    (3,089)     256,558     18,716
  -------------    -------------  -------------  ---------------
Expenses:

 Engineering	34,473      6,901	    69,713   111,159
225:   General & Administrative  49,238  25,952    129,630    23,936
226:    -------------    -------------   -------------  -------------
  32,853         199,343          135,095
228:    -------------    -----------    -------------   -------------

230:    Operating Income (Loss)   (14,016)   (35,942)   57,215   (116,379)

   Other Income	 67,298	    -          67,298                -
 -------------    ------------   -------------   -------------
Net Income (Loss)       $  53,282    $ (35,942)   $  124,513   $(116,379)
============    ============   =============  ==============
Basic and diluted
Earnings (loss)
  per share             $     0.00    $    (0.00)     $     0.00     $   (0.00)
============    =============   ============= =============


See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                The Nine Months Ended
                                        September 30, 2004   September 30, 2003
                                        ------------------   ------------------
Cash Flow From Operating Activities:
   Net Income(Loss)                      $   124,513		   $ (116,379)
Adjustments to reconcile Net Income (Loss) to net cash
 provided by (Used in) Operating
 Activities:
 Depreciation and Amortization	          3,608                3,459
   Net Changes in Operating Assets and
   Liabilities
  (Increase) Decrease in:
   Accounts Receivable			        (58,891)	        20,942
   Other Current Assets	                  (175)               (3,460)

 Increase (Decrease) in:
   Accounts Payable  			          3,012                    -
   Accrued Payroll and Payroll Taxes	        (11,499)	         1,721
   Other Accrued Expenses	       	        (15,405)	   	 42,143
                                             ---------             ---------
 Net Cash Provided by(Used in)
    Operations                                 45,163	        (51,574)
                                             ---------	       ---------
Net Increase (Decrease) in Cash	          45,163               (51,574)
 Cash, beginning of the period                  8,828                 55,361
                                             ---------             ---------
Cash, at the end of the period	 $        53,991 	   $       3,787
                                             ========= 	       =========

Supplemental Disclosure of Non-Cash Financing Activities:

During 2003 the Company received a contribution of all outstanding stock of two affiliates. The Company now controls each of these companies and has received additional paid in capital on this transaction of $48,704.


See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2004
(UNAUDITED)


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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2004 and the results of its operations and its cash flows for the nine months ended September 30, 2004.

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

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. Management has pursued Small Business Innovative Research (SBIR) contracts in order to generate cash flow, while also allowing development of new potential products. For example the Phase II Multiple Function Distributed Analysis Tool (MFDAT0 SBIR) contract with the Naval Surface Warfare Center in Dahlgren, Virginia is expected to continue through the first quarter of 2005. This contract is a cost plus fixed fee contract and the Company is billing its actual costs on a bi-weekly basis, providing crucial cash flow. The Company was awarded an additional SBIR Phase I firm-fixed price contract from the Office of Naval Research (ONR) for approximately $100,000. In September 2004, the
Company was awarded a
Small Business Innovation Research (SBIR) Phase III contract from the Naval Surface
Weapons Center Dahlgren, VA valued at approximately $2,400,000, the contract is to complete the development and to begin initial production of an intelligent test tool for
Navy radars. The Multi-Function Distributed Analysis Tool ( MFDAT) has been designed by the Company under a $1,000,000 SBIR Phase II contract, which began in August 2003.

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

MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
-----------------------------------------------

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


As of September 30, 2004, there were dividends in arrears on shares of Series D Preferred Stock of approximately $741,000.

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

Note 4  Earnings (Loss) Per Share

The Company's calculation of earnings (loss) per share is as follows for the periods presented:




				The Three Months Ended     The Nine Months Ended
Sept. 30, 2004 Sept. 30, 2003 Sept.30,2004 Sept.30, 2003


Net Income (Loss) Applicable to Common
 Stockholders	         $ 53,282     $(35,942) $124,513    $(116,379)
     ==========  ==========  ==========  ==========

487:   Average Basic Shares Outstanding 31,766,753  31,566,753
                31,766,753 31,566,753
488: Assumed conversion of preferred stock 3,562,299 - 3,562,299 -
          -         -      -            -
485:    ----------   ----------  ----------   -----------
492: Average dilutive shares outstanding
                    35,329,052 31,566,753 35,329,052 31,566,753
487:  ===========  =========== ==========   ===========

Net Earnings (Loss) Per Common Share
 basic and diluted	$     0.00   $     (0.00)  $     0.00   $   (0.00)
===========  ============ ==========  ===========

A total of 5,855,737 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the nine months and quarter ended
September 30, 2004.

A total of 5,835,283 common stock options and warrants and 3,562,299 of convertible shares of preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the nine months and quarter ended
September 30, 2003.

Note 5  Other Income
---------------------

In the third quarter of 2004, the Company wrote off certain obligations that it had previously recorded on its financial statements. The aggregate amount of such write-offs totaled $67,298 for obligations incurred by the Company between 1986 and 1998. These accrual reversals are included in the accompanying statements of operations as other income for the quarter and nine months ended September 30, 2004 and were based upon changes in the estimates of the accruals necessary for these obligations.




Item 2.  Management's Discussion and Analysis of
	  Financial Condition and Results of Operations.



OVERVIEW
---------------

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

In 1996, Safeguard Scientifics (Delaware), Inc., (Safeguard) invested $1,000,000 in the Company in exchange for 10% ownership in the Company. At the same time, Mobile Broadcasting Corporation (MBC) was created to exploit the AM radio technology, particularly in mobile or portable platforms such as automobiles. Initially, Safeguard invested $1,000,000 in MBC for 75% ownership and the Company owned the remaining 25%. The Company's share in MBC was subsequently increased to 50% as a result of the Company's investment in the development of this technology.

3D was founded in 1996 as a part of the Company's agreement with Safeguard Scientific and retained ownership of the AM and FM technology. 3D had licensed the FM technology rights in North America to the Company and the AM technology rights in North America to MBC. Mikros owned two-thirds of 3D and Safeguard owned the remaining one-third.

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



In 2003, the Company's only revenues were generated from Phase I and II research contracts with the Naval
Surface Warfare Center in Dahlgren, Virginia.  The Phase
II contract was entered into on August 8, 2003 and is expected to continue through the first quarter of 2005.
The contract provided for initial research funding of $150,000, which was later increased to $600,000. The contract also provides for supplemental funding of up to $150,000, at the option of the issuer. The Contract is cost plus a fixed fee contract and the Company is billing its actual costs on a bi-weekly basis. As of September 30, 2004, the Company had billed $662,787 under this phase II contract.

In June 2004, the Company was awarded a Small Business
Innovation Research (SBIR) Phase I contract from the
Office of Naval Research valued at approximately
$100,000, the contract is for researching and evaluating techniques to minimize interference between the U.S. Navy radar and wireless communication systems.

In September 2004, the Company was awarded a Small Business Innovation Research (SBIR) Phase III contract from the
Naval Surface Weapons Center Dahlgren, VA valued at approximately $2,400,000, the contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The Multi-Function Distributed Analysis Tool
MFDAT) has been designed by the Company under a $1,000,000 SBIR Phase II contract, which began in August 2003.

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

Changes to Accounting Policies and Estimates
--------------------------------------------

The Company's critical accounting policies and estimates are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. As of September 30, 2004, there have been no changes to such critical accounting policies and estimates.

Compliance with Sarbanes-Oxley Requirements
-------------------------------------------

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financial reporting and have our independent auditors attest to such evaluation. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. While we anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, of if our external auditors are unable to attest on a timely basis to the adequacy of our internal control, we may be subject to additional scrutiny surrounding our internal control over financial reporting.

Results of Operations
---------------------

Three Months Ended September 30, 2004 and 2003

There were revenues of $217,750 for the third quarter ended September
30, 2004 compared to $20,718 for the same period in 2003 and there were Cost of Sales of $148,055 for the quarter ended
September 30, 2004 versus $23,807 for the same period in 2003. This activity fluctuation was the result of the SBIR Phase II contract awarded on August 8, 2003.

Engineering costs for the quarter ended September 30, 2004 were $34,473 versus $6,901 in the quarter ended September 30, 2003. There were higher engineering costs for the quarter ended
September 30, 2004 due to the SBIR Phase II contract awarded on August 8, 2003.

General and Administrative expenses for the quarter ended
September 30, 2004 were $49,238 versus $25,952 in the quarter ended September 30, 2003 due to higher costs incurred for administrative and bid and proposal salaries and related costs.

Net Income for the three months ended September 30, 2004 was $53,282 versus a net loss of $35,942 for the same period in 2003 due to the SBIR Phase II contract awarded on August 8, 2003. There was no similar contract during the three months ended
September 30, 2003 and the Company wrote off certain obligations of approximately $67,000. These write-offs are included in the accompanying statements of operations as other income for the quarter ended September 30, 2004.


Nine Months Ended September 30, 2004 and 2003

Net income for the nine months ended September 30, 2004 was $124,513 versus a net loss of $116,379 for the same period in 2003 due to the SBIR Phase II contract that was not in place during the nine months ended September 30, 2003 and the Company wrote off certain obligations of approximately $67,000. These write-offs are included in the accompanying statements of operations as other income for the quarter ended September 30, 2004. Cost of Sales were $468,262 for the quarter ended September 30, 2004 versus $31,949 for the same period in 2003. This fluctuation was the result of the SBIR Phase II contract awarded on August 8, 2003.


Liquidity
---------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

In June 2004, the Company was awarded a Small Business
Innovation Research (SBIR) Phase I contract from the
Office of Naval Research, valued at approximately
$100,000, the contract is for researching and evaluating techniques to minimize interference between the U.S. Navy radar and wireless communication systems.

In September 2004, the Company was awarded a Small Business
Innovation Research (SBIR) Phase III contract from the
Naval Surface Weapons Center Dahlgren, VA valued at approximately $2,400,000, the contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The Multi-Function Distributed Analysis Tool
MFDAT) has been designed by the Company under a $1,000,000 SBIR
Phase II contract, which began in August 2003.

At September 30, 2004, the Company had cash of $53,991 and the Company had working capital of $67,497.



Operating Activities
--------------------

Net cash provided by operating activities was $45,163 during the nine months ended September 30, 2004 which includes changes in certain of the Company's operating assets and liabilities and the net income for the nine months ended September 30, 2004.


Contractual Obligations
-----------------------

Our major outstanding contractual obligations relate to the leases for our office space and engineering office that are leased on a month-to-month basis for $800.00 per month and $3,000 per month until September 2005, respectively.


Capital Resources
-----------------

The Company maintains a line of credit facility for maximum borrowings of up to $34,000. There were no amounts outstanding under this line at September 30, 2004.

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the nine months ended at September 30, 2004, we had net income of $124,513 and working capital of $67,497. However, we still had an accumulated deficit of $11,765,338. Thus, there is substantial doubt about our ability to continue as a going concern.

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

a)	Evaluation of disclosure controls and procedures. Based
on his evaluation of the Company's disclosure controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934) as of September 30, 2004, the Company's president (principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

b)	   Changes in internal controls.  There were no changes in
the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2004.




PART II.  OTHER INFORMATION

Item 6.	Exhibits


852: Exhibit 31.1Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

855: Exhibit 32.1Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.





SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE: November 15, 2004 	By:/s/Thomas J. Meaney
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

892:    2.   Based on my knowledge, this report does not contain any
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

b)[Paragraph omitted in accordance with SEC transition instructions contained in SEC
Release 34-47986]

c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal
922:   quarter (the registrant's fourth fiscal quarter in the case of an annual report)
that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

926:   5.The registrant's other certifying officer and I have disclosed, based on our most
recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

				     /s/ Thomas J. Meaney
   Dated: November 15, 2004		Thomas J. Meaney
					President
Principal Executive Officer and Principal
Financial Officer)





	EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the "Company") for the quarter ended September 30, 2004 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), the undersigned,
Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Mikros Systems Corporation.

					/s/ Thomas J. Meaney*
Dated:	November 15, 2004	        Thomas J. Meaney,
 President
(Principal Executive Officer and Principal Financial
Officer)


*A signed original of this written statement required by Section 906 has been provided to
the Company and will be retained by the Company and furnished to the Securities and
Exchange Commission or its staff upon request.