Form 10KSB
period 2004-12-31
MIKROS SYSTEMS CORP
filed 2005-03-31
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
                    ----------------------------------
                              FORM 10-KSB
    	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
     	SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

                   Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for the fiscal year ended December 31, 2004:
$1,044,000.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of Registrant as of March 23, 2005, was approximately $2,420,417, based on the average of the bid and asked price quoted by National Quotation Bureau, Inc.

The number of shares outstanding of the Registrant's $.01 par value common stock
as of March 23, 2005 was 31,766,753.

				Transitional Small Business Disclosure Format

				Yes:________           No: ____X____


PART I

Item 1.  Description of Business
--------------------------------

Mikros Systems Corporation ("Mikros" or the "Company") is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications. Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/Command, Control, Communications, Computers & Intelligence (C4I) systems engineering, and communications engineering. Our headquarters are located at 707 Alexander Road, Suite 208, in Princeton, New Jersey.

History of the Company
----------------------
Founded in 1978 in Albany, New York, Mikros was formed to leverage the microprocessor advancements coming out of the nearby General Electric Research and Development Center into state-of-the-art digital signal processing applications for the defense industry. We specialized in developing technology and products advancing the state of military RF (radio frequency or wireless) and underwater data communications. Through several U.S. Navy Small Business Innovation Research (SBIR) awards in the early 1990s, we developed and fielded the AN/USQ-120 Multi-Frequency Link-11 Data Terminal Set in wide use today in Aegis cruisers and destroyers.
In the mid 1990s, we began shifting our core business area away from military communication applications to the rapidly expanding commercial wireless communications arena. Our advanced DSP technology base and core competencies enabled us to develop unique, proprietary technology, high-speed data broadcasting techniques utilizing the commercial AM and FM radio spectrum. In 1998, we sold our military communications business to an unrelated third party.
Due to dwindling capital and a limited commercial market demand for wireless data broadcasting (one-way communication) applications, we re-entered the military electronic systems business in 2002 upon expiration of our non-compete restrictions imposed by the 1998 sale of our military communications business. Because of our past successes in the U.S. DoD SBIR program (11 awards from 1988 through 1996), we began pursuing SBIR awards within our areas of expertise.
In May 2002, the U.S. Navy's Dahlgren Division, Naval Surface Warfare Center awarded us a $100,000 Phase I SBIR contract to investigate the feasibility of a Multi-Function Distributed Analysis Tool, or MFDAT. As envisioned, the MFDAT was to be semi-automated, intelligent test tool designed to support U.S. Navy technical personnel in the maintenance, alignment and diagnosis of complex electronic systems. The overall objectives of the MFDAT program were:
   - To achieve higher readiness through reduced maintenance downtime and better system assurance;
   - To increase system reliability by supporting predictive failure analysis and proactive remediation; and
   - To promote more effective use of technicians through increased automation, distance support and interactive training.

The completed Phase I program produced an operational, proof-of-concept, software demonstration/simulation model of the MFDAT system.
In August 2003, we were awarded a $750,000 Phase II SBIR contract from NSWCDD to continue our development of the MFDAT system. The Phase II program produced a prototype system capable of performing alignment and maintenance procedures on the Aegis AN/SPY-1A radar system. This MFDAT prototype system proved the viability of incorporating the functionality of multiple electronic test equipment into a single, programmable system.
In general, the MFDAT technology developed enables common testing processes, training, and equipment for electronic system support thereby providing a viable path toward meeting the Navy's readiness goals while reducing the dependency on manpower, manpower training, and discrete test equipment. The success of our MFDAT Phase II program prompted the Navy to award an additional $250,000 enhancement to the Phase II contract to accelerate the transitioning, or "commercializing" in SBIR parlance, of the technology into a product suitable for naval shipboard use.
In September 2004, we received another award from NSWCDD valued at approximately $2,400,000 to commercialize our MFDAT technology into a fully-integrated, man-portable test tool qualified for U.S. Navy fleet use. This contract is referred to as an SBIR Phase III contract, and it secures our SBIR data rights in the MFDAT technology for a period of five years beyond the last delivery under the contract. We have named the resulting product ADEPT, an acronym for the Adaptive Diagnostic Electronic Portable Testset; its initial application shall be as a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air, and surface radar for the Aegis Combat System installed on the Ticonderoga (CG-47) and Arleigh Burke (DDG-51) class warships. Key anticipated benefits of ADEPT include:

   - Significant reduction in system calibration, alignment, maintenance, and repair times;
   - Improved system readiness, availability, and performance;
   - More effective use of technical manpower through increased automation, distance support, and interactive training;
   - Distance support capable enabling "expert" remote (shore-based) system support and fleet-wide system analysis;
   - Reduction in the amount of electronic test equipment required for organizational level support; and
   - Modular and programmable to overcome current test equipment obsolescence issues and to support future capability enhancements in future systems.

Also in 2004, we began work on another independent SBIR subject area. In June 2004, the Office of Naval Research awarded us a $100,000 SBIR Phase I contract to analyze the potential for interference between emerging Wireless Local Area Network systems and DoD radar systems, and to evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques. This Radar Wireless Spectral Efficiency (RWSE) SBIR Phase I program was completed in January 2005 and concluded that the potential exists for mutual interference between WLANs and DoD radars, particularly during land-based, littoral and harbor navigation operation of DoD radars. We recommended that further study of the identified mutual interference mechanisms was warranted, including empirical testing to characterize the effects of the interference and the potential mitigation techniques identified during the Phase I program.

Corporate Growth & Strategy
---------------------------
Our strategy for continued growth is two-fold. First, we expect to continue expanding our technology base, backlog, and revenue by continuing our active participation in the DoD SBIR program bidding on projects that fall within our areas of expertise electronic systems engineering and integration, radar
systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. This state-of-the-art test equipment can be used by many commercial customers such as the FAA, radio and TV stations, cell phone stations, and airlines.
Second, we believe that through our marketing of products such as ADEPT we will develop key relationships with prime defense system contractors. Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

Competition
-----------
Competition in the SBIR arena is very high, and there are numerous small businesses against which we compete for SBIR awards. In our general business area of electronic defense systems and products, we also compete against many larger companies with greater financial and human resources than us. There can be no assurance that we will be successful in competing against such businesses.

Intellectual Property
---------------------
We have two patents covering digital signal processing technology and our base scheme of implementing Link-11. We also have developed and continue to develop intellectual property (technology and data) under our SBIR contracts. Under SBIR data rights, we are protected from unauthorized use of this technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.

Employees
---------
As of December 31, 2004, we had three full-time employees working at our Conshohocken, Pennsylvania Research & Development Center and three part-time employees. None of the employees belong to a labor union. We believe relations with our employees are satisfactory. We also use the services of subcontractors and/or consultants as necessary to aid in software and hardware development and for the manufacture of products.

Available Information
---------------------
Mikros maintains a website located at http://www.Mikros.us. On or through our website we make available at no cost our annual, quarterly, and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the U.S. Securities and Exchange Commission ("SEC"). Information contained on our website is not part of this report or any other report filed with the SEC.

ITEM 2.  PROPERTIES.
Our headquarters are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331 where we maintain our administrative office. Our engineering research, design and development facility is located at 625 W. Ridge Pike, Suite C-106, Conshohocken, Pennsylvania 19428, where we lease approximately 4,000 square feet of general office space. The lease agreement covering this property runs through August 2005. We also lease a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia 22202-3742.

ITEM 3.  LEGAL PROCEEDINGS.
We know of no material, active, or pending legal proceedings against Mikros, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company's interest.

Risk Factors
------------

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this Annual Report on Form 10-KSB and our other filings with the SEC.

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

We have a history of operating losses and continue to experience a lack of liquidity and working capital deficits. Although we had net income of $91,881
        and
a working capital surplus of $43,193 for the year ended December 31, 2004, we
incurred a net loss of $(113,692) for the year ended December 31, 2003.   As of
December 31, 2004, we still had an accumulated deficit of $(11,797,970). In addition, we may incur substantial expenditures to expand our future business operations. We have a history of working capital deficits and do not believe our
current working capital will be sufficient to meet such objectives.  There can be
no assurance that we will achieve a profitable level of operations in the future.

We may be unable to obtain additional capital required to fund our operations and
finance our growth. We believe alliances or other partnership agreements must be
developed with entities who may be interested in supporting our commercial programs, or other business transactions which would generate resources sufficient to assure continuation of our operations and research programs.
         If we
are unable to obtain additional adequate financing or enter into such business alliances, management will be required to further curtail our operations. Failure to obtain such additional financing on terms acceptable to us, if coupled
with a material shortfall from our current operating plan would negatively impact
our ability to continue operations.

We may be unable to continue as a going concern.  Based on our current plans, we
believe that our existing available cash may not be adequate to satisfy current and planned operations for the next 12 months. Accordingly, we may require additional financing prior to a return to profitability. All of these factors raise a substantial doubt as to our ability to continue as a going concern.
        The
report of our independent auditors, which is included in this Annual Report on Form 10-KSB, includes a going concern qualification. If we cannot sufficiently improve our profitability or raise more funds on acceptable terms, we could be required to further reduce our expenditures, further reduce our workforce and possibly explore additional alternatives, including seeking bankruptcy protection.

We may experience substantial variability in our quarterly operating results. Our revenue, gross profit, operating income and net income may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

     -  market acceptance of our new products;

     -  budgetary constraints of our customers;

     -  new product and service introductions by our competitors or us;

-  our employment patterns;

     - market factors affecting the availability or costs of qualified technical personnel;

     - timing and customer acceptance of our new product and service offerings;

-  length of sales cycle; and

     -  industry and general economic conditions.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel. The future success of our company depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, and David C. Bryan, Executive Vice President and Chief Operating Officer. We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

We have limited operating history in providing commercial wireless applications. Historically, we developed and sold technology and products for military applications, primarily to the U.S. Navy. The commercial wireless products that we intend to develop perform different functions than our historic products, and are targeted at an entirely different customer base. Because we have not previously operated as a provider of commercial wireless products, we have no basis to evaluate our ability to develop, market and sell such products. Our ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

-  develop and manufacture commercially attractive products;

-  attract and retain an adequate number of customers;

-  enter new markets and compete successfully in them;

- manage operating expenses; raise additional capital to fund our capital expenditure plans; and

-  attract and retain qualified personnel.

We have limited marketing experience.  We will be required to develop a marketing
and sales network that will effectively demonstrate the advantages of our commercial offerings over competing options. Our marketing experience with our new commercial products is limited, and we have not identified a customer for a commercially feasible application. We currently perform all our marketing through our own employees. There can be no assurance that we will be successful
in our marketing efforts, that we will be able to establish adequate sales and distribution capabilities, or that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms.



The market for our products is subject to rapid technological change.
         The market
for our products and planned products is characterized by rapid changes in technology including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on our business. Our future success will depend in part
on our ability to continually enhance our current technology and to develop or acquire new ideas that address the needs of potential users. There can be no assurance that we will be successful in developing new products or procedures that respond to technological changes. There can be no assurance that research and development by competitors will not render our technology obsolete or uncompetitive. In addition, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against us. While we are not aware of any such claims, no infringement studies have been
conducted on our behalf.

Our industry is highly competitive. High technology applications such as those being developed by us often require large investments of both money and talent.
Many large entities with greater financial, technical and human resources than us
are currently investing heavily in products and services that compete directly with our contemplated services and underlying products. There is no assurance that our offerings can be successfully marketed against such competition. In addition, being first in the market with new high technology is a critical factor
in a company's success in the market.  There is no assurance that we will be able
to introduce new offerings to the market before any of our competitors. As the markets in which we compete mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect our results of operations.



We may issue additional shares of our capital stock that could dilute the value of your shares. Our outstanding securities include shares of convertible preferred stock, options and warrants. During the respective terms of the options and warrants, and when the preferred stock is outstanding, the holders thereof are given an opportunity to profit from a rise in the market price of our
common stock, causing a dilution of the interests of existing stockholders. Thus, the terms on which we may obtain additional financing during that period may be adversely affected. The holders of preferred stock, options, and warrants
may exercise their respective rights to acquire our common stock at a time when we would, in all likelihood, obtain needed capital through a new offering of securities on terms more favorable than those provided by these outstanding securities. In the event that such holders exercise their rights to acquire shares of our common stock at such time, the net tangible book value per share of
our common stock will be subject to dilution.

Future sales of our securities by existing stockholders could adversely affect the market price of our common stock. Future sales of shares by existing stockholders under Rule 144 of the Securities Act of 1933 or through the exercise
of outstanding options or otherwise could have a negative impact on the market price of our common stock. We are unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for our
common stock, the personal circumstances of the sellers and a variety of other factors. Any sale of substantial amounts of our common stock or of our other securities in the open market may adversely affect the market price of the Company's Common Stock and may adversely affect our ability to obtain future financing in the capital markets as well as create a potential market overhang.

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

Regulations of the SEC define "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction involving penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure about commissions payable to both the broker/dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our earnings may be adversely affected when we change our accounting policy with respect to employee stock options. Stock options are an important component of compensation packages for our senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. However, in December 2004, the Financial Accounting Standards Board adopted a new policy requiring companies to recognize compensation costs in their financial statements for share-based payment transactions, including stock option grants to employees. Beginning January 1, 2006, we will be required to record the value of stock options issued to employees as an expense. When we change this accounting policy, our earnings could be materially adversely affected. We are currently evaluating the impact that this standard will have on our operating results.

We rely on third-party contractors for engineering services that may be difficult to replace. We currently provide all engineering services through third-party contractors such as Anteon Corporation. These services may not continue to be available on commercially reasonable terms, if at all.
Services that are not immediately replaceable would need to be internally developed, which could take substantial time and resources. The loss or inability to maintain any of these engineering service providers could result in delays in the development of our products and services until equivalent services, if available, are identified, developed, and integrated, which could harm our business.

We have never paid dividends on our common stock and we do not anticipate paying
dividends in the foreseeable future. We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future. In addition, we have executed certain loan agreements, which prohibit the payment of a dividend on our
common stock as long as such agreements are in place.  Accordingly, any potential
investor who anticipates the need for current dividends from its investment should not purchase any of our securities.

Our common stock is thinly traded and the price of our common stock may experience price volatility. Our common stock currently is traded over-the-counter on the NASD Bulletin Board. There can be no assurance that an active market in any of our securities will be sustained. Absent a public trading market, an investor may be unable to liquidate its investment. We believe that factors such as the announcements of the availability of new services and new contracts by us or our competitors, quarterly fluctuations in our financial results and general conditions in the communications industry could cause the price of our common stock to fluctuate substantially. If stockholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the
market prices of securities issued by many companies for reasons unrelated to the
operating performance of the specific companies.

Our share ownership is highly concentrated. Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 41.1% (without giving effect to any outstanding options, warrants or other convertible securities) of our outstanding common stock and will have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.
         In addition,
such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.



We have adopted certain anti-takeover provisions. We have authorized 4,040,000 shares of preferred stock, which may be issued by our Board of Directors on such
terms, and with such rights, preferences and designations as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring
or preventing a change in control of our company.  The 2,052,433 shares of issued
and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying,
deterring or preventing a change in control of us. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law (the "DGCL"),
         among
other things, restrict the ability of stockholders to effect a merger or business
combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

Corporate governance requirements are likely to increase our costs and make it more difficult to attract and retain qualified directors. We are subject to corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC. We expect that these and other new laws, rules and regulations will increase our legal and financial compliance costs and place a significant burden on management. We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to
accept reduced coverage or incur significantly higher premium costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.

In addition, as of December 31, 2006, we will become subject to the requirements
of Section 404 of the Sarbanes-Oxley Act.  To date, we have taken limited actions
with respect to compliance under Section 404. We may need to hire additional personnel and/or engage outside consulting firms to assist in our efforts to comply with Section 404. Any failure to improve our internal accounting controls
or other problems with our control systems could result in delays or inaccuracies
in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect or business and stock price.




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

                                               Bid
                                        High          Low

2004

  First Quarter				$ 0.1600	    $ 0.0370
  Second Quarter				  0.1100          0.0600
  Third Quarter				  0.2000          0.0700
  Fourth Quarter				  0.2800          0.1500


2003

  First Quarter			      $ 0.0600        $ 0.0100
  Second Quarter				  0.0800		0.0410
  Third Quarter				  0.0650		0.0250
  Fourth Quarter				  0.0700		0.0320



We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition, and capital requirements. We do not anticipate paying dividends in the foreseeable future.

As of March 23, 2005, we had 453 holders of record of our common stock.

The following information relates to all securities of the Company issued by us during the year ended December 31, 2004 which were not registered under the securities laws at the time of grant, issuance and/or sale (and which were not previously reported on a Quarterly Report on Form 10-QSB):

On December 31, 2003, we granted an aggregate of 200,000 shares of our common stock to employees and consultants of the Company in consideration of services previously rendered to us. Such shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution. All recipients had adequate access to information about us.



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

Revenue Recognition
Revenue from research and development contracts is recognized as work is performed and costs are incurred. Billings to the Federal government are generally in accordance with the terms of the applicable contracts, and utilize provisional indirect rates during the year. These rates are subject to audit by applicable government agencies. Unbilled revenue reflects work performed, but not billed at the time pending contractual requirements and are
classified as a current asset.   Billings to customers in excess of revenue
earned are classified as advanced billings, and shown as a liability.
Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of our company as a going concern. We have sustained substantial operating losses in recent years. In addition, we have used substantial amounts of working capital in our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans and intentions on the going concern issue are discussed below. These financial statements do not include any adjustments that would be required if we were unable to continue as a going concern.

In view of these matters, realization of a major portion of the assets reflected in our balance sheet is dependent upon continued operations of our company, which in turn is dependent on us being able to obtain financing and/or equity to support further development for our commercial wireless business and continuing operations. Our management believes that actions presently being taken to revise our operating and financial requirements in conjunction with the revenues we expect to realize from the SBIR Phase III contract provide the opportunity to continue as a going concern.







Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after December 15, 2004. The adoption of this Interpretation did not have and is not expected to have an impact on our financial condition or results of operations.
In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have an impact on our financial condition or results of operations.

Results of Operations
---------------------

General

In 2002, we re-entered the military electronic systems business and began pursuing SBIR awards within our areas of expertise. Revenues from our government
contracts represented 100% of our revenues for the years ended December
        31, 2004
and 2003. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.
These forward-looking statements, such as statements regarding anticipated future
revenues, products under development, size of markets for products under development and other statements regarding matters that are not historical facts,
involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-KSB.
        Factors that
could cause actual results, performance or achievements to vary materially include, but are not limited to:changes in business conditions, changes in our sales strategy and product development plans, changes in the radio digital data marketplace, competition between us and other companies that may be entering the
radio digital data marketplace, competitive pricing pressures, market acceptance
of our products under development, and delays in the development of products.




Compliance with Sarbanes-Oxley Requirements
-------------------------------------------

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financing reporting and have our independent auditors attest to such evaluation. We have been actively preparing
for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. While we anticipate that we will be able to comply on
a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our external auditors are unable to attest on a timely basis to the adequacy of our internal control, we may be subject to additional scrutiny surrounding our internal control over financial reporting.

2004 vs. 2003:
-------------

Total contract revenues in 2004 were approximately $1,044,000 compared to $231,000 in 2003, an increase of 352%. The increase was due entirely to the Phase II SBIR contract in the amount of $728,000 and the Phase III SBIR contract
in the amount of $194,000. Additionally and as a result of these contracts, our cost of sales increased from approximately $141,000 in 2003 to approximately $714,000 in 2004.

In 2004 and 2003 contract revenues were derived entirely from SBIR contracts.

General and Administrative expenses were approximately $191,000 in
       2004 compared
to $158,000 in 2003. No interest expense was incurred in 2004 or 2003. These expenses increased due to higher costs incurred for administrative and bid and proposal salaries and related costs.

The engineering expenses were approximately $114,000 in 2004 compared to approximately $45,000 in 2003. There were higher engineering costs for the year ended December 31, 2004 due to the SBIR Phase II and Phase III contracts.

In 2004, we recognized other revenue of approximately $67,000 as the result of changing our estimates associated with certain obligations. No such amounts were
recorded in 2003.

We realized a net profit of approximately $92,000 in 2004 compared to a net loss
of approximately $114,000 in 2003 due entirely to the Phase II and Phase
        III SBIR
contracts being in place and changing our estimates of certain obligations of approximately $67,000.


Liquidity and Capital Resources
-------------------------------

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.
         At
December 31, 2004, we had an accumulated deficit of $11,797,970 and working capital of $43,193. Thus, there is substantial doubt about our ability to continue as a going concern.

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

In 2004, we had cash flow provided by operations of approximately $85,000 compared to cash flow used in operations of approximately $47,000 in 2003.
        There
was working capital of $43,193 as of December 31, 2004 as compared to a working capital deficiency of $60,624 at December 31, 2003.

We maintain a line of credit facility for maximum borrowings of up to $34,000. Outstanding balances on this line of credit accrue interest at the bank's published prime rate. This line matures in October 2006 and payment has been personally guaranteed by our President. There were no amounts outstanding under
this line-of-credit at December 31, 2004.

We believe revenues from the SBIR Phase III contract provide us with the opportunity to continue as a going concern.

We anticipate considering the sale of additional debt and equity securities under
appropriate market conditions, alliances or other partnership agreements with entities interested in supporting our government programs, or other business transactions which would generate resources sufficient to assure continuation of
our operations and research programs. There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that we will achieve profitability or positive cash flow. If we are unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail our operations. Failure to obtain such additional financing on terms acceptable to us may materially adversely affect our ability to continue as a going concern.

Item 7.	Financial Statements
--------------------------------

The financial statements required to be filed pursuant to this Item 7 are appended to this report on Form 10-KSB.

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2004

Statements of Operations for the years ended December 31, 2004 and 2003

Statements of Shareholders' Deficiency for the years ended December 31,
       2004 and
2003

Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Financial Statements















Item 8.	Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure
------------------------------------------------------------------------------

On February 17, 2004, we accepted the resignation of Lipman, Selznick & Witkowski ("Lipman") as our independent auditors and engaged the services of Beard Miller Company LLP as independent auditors. The change in auditors was effective February 17, 2004. This determination was approved by our Board of Directors. Beard Miller Company LLP will audit our financial statements for the fiscal years ended December 31, 2004 and 2003. During our two most recent fiscal years ended December 31, 2002, there were no disagreements between the Company and Lipman on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to Lipman's satisfaction, would have caused Lipman to make reference to the subject matter of the disagreement in connection with its reports. Lipman's prior audit report on our financial statements for each of the two most recent fiscal years in the period ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, with the exception of a going concern matter, audit scope, or accounting principles.


Item 8A. Controls and Procedures
--------------------------------
Evaluation of disclosure controls and procedures.  Based on his evaluation of the
Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, the Company's president (principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

There have not been any changes in the Company's internal control over financial
reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B.  Other Information
---------------------------

None.




PART III

Item 9.  Directors and Executive Officers of the Company
---------------------------------------------------------

The current members of the Board of Directors of the Company are as follows:

       Served as a		Positions with
Name				Age		Director Since		the Company

Paul G. Casner		67			2002			Director


Thomas C. Lynch	 	62			1997			Director

Thomas J. Meaney	 	70			1986			President
and Director

Wayne E. Meyer		78			1988			Chairman of the
Board and
Director

Tom L. Schaffnit		58			2000			Director

The principal occupation and business experience, for at least the past five years, of each current director and named executive is as follows:

Paul G. Casner, Jr. has been a director of the Company since May 2002. Mr. Casner currently serves as Executive Vice President and Chief Operating Officer of DRS Technologies, Inc. From 1994 to 1998, Mr. Casner served as President of the Electronic Systems Group of DRS Technologies. Before joining DRS Technologies, Mr. Casner was the Chairman and Chief Executive Officer of Technology Applications and Service Company. Mr. Casner has over 35 years of Defense Industry experience, including several senior positions in Business Management, Technical Management, Strategic Planning and Business
          Development. He
is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations.
        Mr.
Casner is also a director of ACE-COMM Corporation.

Thomas C. Lynch has been a Director of the Company since February 1997. Mr. Lynch is currently Senior Vice President of The Staubach Company. From August 2000 to November 2001, Mr. Lynch served as Senior Vice President of Safeguard Securities, Inc. From 1998 to August 2000, he was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc. Prior to joining CompuCom, Mr. Lynch had been Senior Vice President of Safeguard
Scientifics, Inc., a position he held from November 1995.  Mr. Lynch serves as a
Director on the following boards: Pennsylvania Eastern Technology Council, Epitome Systems, Telkonet, Armed Forces Benefit Association, Catholic
        Leadership
Institute, National Center for the American Revolution at Valley Forge and USO World Board of Governors. He has served as President of Valley Forge
         Historical
Society and Chairman of the Cradle of Liberty Council, Boy Scouts of
          America. He
currently serves as a trustee of the US Naval Academy Foundation.



Thomas J. Meaney has been a Director of the Company since July 1986 and was Chairman of the Board from June 1997 to February 1999. He was appointed
         President
in June 1986 and continued to serve until February 1997.  On September
         30, 1998,
he was reappointed President of the Company. From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated ("RVSI"), a manufacturer of robotic vision systems. Mr. Meaney served as a Director of RVSI until 1991 when he resigned from the post.
         Prior to
1983 and for more than five years, he was Vice President - Business
         Development,
International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems. He presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania.

Wayne E. Meyer has been a Director of the Company since April 1988,
Chairman of the Board 1990 to 1997, and re-elected as Chairman in February
            1999.
From 1986 to present, he has been the Founder and President of the W.E. Meyer Corporation, based in Arlington, Virginia. The company engages in consulting and
advice to industry, government and academic institutions in matters of systems engineering, project management, strategic planning and military and electronic designs. He enlisted in the U.S. Navy as an Apprentice Seaman in 1943 and retired in 1985 in the rank of Rear Admiral. As a national authority on Ballistic Missile Defense, he serves on numerous boards, groups and panels.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our Directors, officers and shareholders who beneficially own more than 10% of any class of our equity securities registered pursuant to
Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the
        SEC.  All
reporting persons are required by SEC regulation to furnish us with copies of all
reports that such reporting persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons.
Information Concerning the Board of Directors and Corporate Governance

The Board of Directors of the Company had a total of three meetings during 2004. No director attended fewer than 75% of the aggregate of the meetings of the Board of Directors except for Thomas C. Lynch.


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

The members of the Audit Committee are Thomas C. Lynch, Wayne E. Meyer
           and Tom L.
Schaffnit. The Board of Directors has determined that each of such members is independent as independence is defined in NASD Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Exchange Act and that the Audit Committee composition will meet the requirements of NASD Rule 4350(d)(2).

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

We are currently reviewing a written code of business conduct and ethics that will apply to our principal executive officer and principal financial and accounting officer, or persons performing similar functions. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to SEC rules by filing such amendment or waiver with the SEC.

Board Compensation
------------------

Each member of our Board of Directors receives reimbursement of expenses incurred
in connection with his or her services as a member of our Board.






The following table identifies the current executive officers of the
Company:


					Capacities in 		In Current
Name				Age		Which Served		Position Since
----------------        ---         -------------           --------------

Thomas J. Meaney	 	70	      President  			  September 1998
and Director

David C. Bryan		50		Executive Vice President  March 2002
					      Chief Operating Officer

Patricia A. Kapp	 	38		Secretary and		  September 1998
Treasurer


Item 10.  Executive Compensation
--------------------------------

The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the
Company's Chief Executive Officer and the four most highly compensated executive
officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December
          31, 2002,
2003 and 2004.


	SUMMARY COMPENSATION TABLE





Annual
Compensation(1)

	Name and Principal Position

Year

Salary ($)

(a)

(b)

(c)

Thomas J. Meaney, President

	2004
	2003
	2002

  $14,025.00
  $   375.00
           0








(1)	The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.




Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
------------------------------------------------------------------------

The following is certain information about our equity compensation plans as of December 31, 2004:


                              Equity Compensation Plan Information

              (a)				(b)				(c)
              ---------------------------------------------------------------
										Number of securities
              Number of securities to					remaining available for
		  be issued upon		Weighted-average		future issuance under
                 exercise of outstanding	exercise price of		equity compensation
            options, warrants and       outstanding options,		plans (excluding
                  rights		        warrants and rights		securities reflected in
										column (a))
Plan Category
------------------------------------------------------------

Equity compensation plans
 approved by
 security holders	    401,818		$.1913			   		   -

Equity compensation plans
 not approved by
 security holders		-		   -		    			   -

		--------------		------------------		------------------

Total		    401,818		$.1913			                  -
     ===============       ==================       ==========




Common Stock

The following table sets forth certain information, as of March 23, 2005 with respect to holdings of our common stock by (i) each person known by us to be
the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.
  Amount and Nature
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






Convertible Preferred Stock

The following table sets forth certain information, as of March 23, 2005, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date,
            (ii) each
of the current directors and Named Executives, and (iii) all current directors and officers as a group.

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



Series B Stock

The following table sets forth certain information, as of March 23, 2005, with respect to holdings of our Series B Stock by (i) each person known by us to
be the beneficial owner of more than 5% of the total number of shares of our Series B Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

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







Series C Stock

The following table sets forth certain information, as of March 23, 2005, with respect to holdings of our Series C Stock by (i) each person known by us to
be the beneficial owner of more than 5% of the total number of shares of our Series C Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

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



Series D Stock

The following table sets forth certain information, as of March 23, 2005, with respect to holdings of our Series D Stock by (i) each person known by us  to
be the beneficial owner of more than 5% of the total number of shares of our Series D Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.


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





Item 13.  Exhibits
-----------------------------------------------------------------


Note:  All exhibits that were filed as exhibits (i) to our Registration
           Statement
on Form S-18, File No. 2-67918-NY, as amended or, (ii) if so specified, to previously filed Annual Reports on Form 10-KSB or to previously filed Current Reports on Form 8-K, are indicated by a parenthesis setting forth the exhibit number by which the exhibits were identified in said Registration Statement and are hereby incorporated by reference.

     3.1	Certificate of Incorporation [Exhibit 2(I)].
     3.2  	By-laws [Exhibit 2(II)].
     3.3   	Form of Certificate of Amendment to Certificate of
           	Incorporation [Exhibit 2(III)].
     3.4   	Form of Certificate of Amendment of Incorporation with
           	respect to increase of authorized shares [Exhibit IV)].
4.1	Certificate of Designations of Series B Preferred Stock and Series
C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12,
1988].
     4.2   	Revised form of Series C Preferred Stock Purchase
           	Warrant issued to Bishop Capital, L.P. as assigned to
           	the Investors.
     4.3   	Form of Series C Preferred Stock Purchase Warrant
           	issued to Unicorn Ventures, Ltd., Renaissance Holdings
           	PLC and Gartmore Information and Financial Trust PLC. [Exhibit 4.5 to Form 10-K for 1988 filed May 15, 1989].
     4.4   	Form of Series C Preferred Stock Purchase Warrant
           	assigned to the Investors. [Exhibit 4.10 to Form 10-K
           	for 1990 filed April 12, 1991].
     4.5   	Form of Series C Preferred Stock Purchase Warrant
           	assigned to the Investors [Exhibit 4.11 to Form 10-K
           	for 1990 filed April 12, 1991].
     4.6   	Assignment and Sale Agreement dated October 27, 1992 by
           	and among Renaissance Holdings PLC, acting by its Receivers, the Company, and each of the Investors and,
           	as to Section 1.1 thereof only, the Chartfield Group, acting by its Receivers [Exhibit 4.1 to Form 8-K filed October 27, 1992].
     4.7   	Loan Modification and Intercreditor Agreement dated
           	October 27, 1992 by and among the Company and the Investors [Exhibit 4.2 to Form 8-K filed October 27, 1992].
     4.8   	Certificate of Designations of Serial Preferred Stock
           	[Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994].
    10.1   	Loan Agreement dated April 26, 1988 between the Company
           	and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.1 to Form 8-K filed September 12, 1988].
    10.2   	Security Agreement dated April 26, 1988 between the
           	Company and Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.2 to Form 8-K filed September 12, 1988].
    10.3   	Amendment to Loan Agreement and Promissory Note dated
           	as of January 27, 1989 between Bishop Capital, L.P. as assigned to the Investors and the Company. [Exhibit
           	10.4 to Form 10-K for 1988 filed May 15, 1989].
    10.4   	Investment Agreement dated as of June 30, 1988 between
           	Unicorn Ventures, Ltd., Unicorn Ventures II, L.P., as assigned to the Investors and the Company [Exhibit 10.6
           	to Form 8-K filed September 12, 1988].
    10.5   	Security Agreement dated June 30, 1988 from the Company
           	to Unicorn Ventures, Ltd. and Unicorn Ventures II, L.P.
           	as assigned to the Investors [Exhibit 10.9 to Form 8-K filed September 12, 1988].
    10.6   	Registration Agreement dated as of June 30, 1988
           	between Unicorn Ventures, Ltd., Unicorn Ventures II,
           	L.P., as assigned to the Investors and the Company [Exhibit 10.10 to Form 8-K filed September 12, 1988]
    10.7   	Consent and Amendment Agreement dated March 31,1989 as
           	assigned to the Investors. [Exhibit 10.10 to Form 10-K
           	for 1988 filed May 15, 1989].
    10.8   	1988 Restricted Stock Award Plan. [Exhibit 10.20 to
           	Form 10-K for 1988 filed May 15, 1989].
    10.9   	Form of Restricted Stock Agreement. [Exhibit 10.21 to
           	Form 10-K for 1988 filed May 15, 1989].
    10.10  	Incentive Stock Option [Exhibit 10(c)(III) to Form 10-K
           	for the year ended December 13, 1981].
    10.11  	Amended and Restated Stock Option Plan (1988)[Exhibit
           	10.27 to Form 10-K for 1989 filed April 3, 1990].
    10.12  	Security Agreement dated April 19, 1990 from Mikros
           	to Bishop Capital, L.P. as assigned to the Investors [Exhibit 10.35 to Form 10-K for 1990 filed April 12, 1991].
    10.13  	Security Agreement dated April 19, 1990 from Mikros to
           	Renaissance Holdings PLC as assigned to the Investors. [Exhibit 10.36 to Form 10-K for 1990 filed April 12, 1991].
    10.14  	Consent and Amendment Agreement dated as of April 19,
           	1990 as assigned to the Investors. [Exhibit 10.37 to
           	Form 10-K for 1990 filed April 12, 1991].
    10.15  	Note Modification and Stock Purchase Agreement dated
           	December 31, 1993. [Exhibit 10.47 to Form 10-K for
           	1993 filed March 30, 1994].
    10.16  	Common Stock and Warrant Purchase Agreement dated
           	November 15, 1996 by and between Mikros Systems Corporation and Safeguard Scientifics (Delaware), Inc.
(Delaware), Inc.
           	[Exhibit 10.1 to Form 8-K filed November 18, 1996].
    10.17  	License Agreement dated November 15, 1996 by and


           	between Mikros Systems Corporation and Data Design and
           	Development Corporation.  [Exhibit 10.2 to Form 8-K
           	filed November 18, 1996].
    10.18  	Technology License Agreement dated November 15, 1996 by
           	and among Data Design and Development Corporation,
           	Mikros Systems Corporation and Mobile Broadcasting
           	Corporation.  [Exhibit 10.3 to Form 8-K filed November
           	18, 1996].
    10.19  	Form of 1996 Warrant with Schedule of Warrants.
     	[Exhibit 10.24 to Form 10-K filed February 28,1997].
    10.20  	Registration Statement of shares included in the
	     	Incentive Stock Option Plan (1981)and the 1992
     	Incentive Stock Option Plan [Form S-8/S-3 filed April 25,1997].
    10.21  	Contract to sell defense contracts to General Atronics Corporation
	     	dated April 10, 1998 [Exhibit 10.25 to Form 10-K filed November 13,
	     	1998].
    10.22 	Non-Compete agreement with General Atronics Corporation dated April
           	10,1998 [Exhibit 10.26 to Form 10-K filed November 13, 1998].
    10.23  	Lease agreement with the Daily Plan It for office space dated July
		29, 1998 [Exhibit 10.23 to Form 10-K filed February 28, 1997].
    10.24   Contribution Agreement dated as of January 28, 2003.
between the Company and Paul G. Casner, Thomas C. Lynch, Thomas J.
Meaney, Wayne E. Meyer and Tom L. Schaffnit [Exhibit 10.24 to Form
10-KSB filed March 31, 2003].
31.1	Certification of principal executive officer and principal financial
	officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. 1350.



Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
We have engaged Beard Miller Company LLP for the audit of our financial statements for the year ended December 31, 2004 and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the year ended December 31, 2004 for a fee of $20,066. Beard Miller Company LLP billed us an aggregate of $13,500 in fees for professional services rendered in connection with the audit of our financial statements for the year ended December 31, 2003.
Audit-Related Fees
-----------------

The aggregate fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2004 and 2003 totaled $0.


Tax Fees
--------

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2004 and 2003.


All Other Fees
--------------

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2004 and 2003.


Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

All auditing services and non-audit services (other than the de minimus exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved in the future by the Audit Committee. Any future Audit-Related Fees and Tax Fees will be pre-approved by the Audit Committee.




	SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)
Dated: March 31, 2005
                          By: /s/ Thomas J. Meaney
                          --------------------------------
 Thomas J. Meaney, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report
has been signed below by the following persons on behalf of the registrant and in
the capacities indicated and on the date indicated.


Signatures                                   Date


/s/ Wayne E. Meyer
---------------------------		   	   March 31, 2005
Wayne E. Meyer, Chairman


/s/ Paul G. Casner
---------------------------		   	   March 31, 2005
Paul G. Casner, Director


/s/ Thomas C. Lynch                    	   March 31, 2005
------------------------------
Thomas C. Lynch, Director


/s/  Thomas J. Meaney
------------------------------		   March 31, 2005
Thomas J. Meaney, Director


/s/  Tom L. Schaffnit                        March 31, 2005
------------------------------
Tom L. Schaffnit, Director








Report of Independent Registered
Public Accounting Firm




To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION
Princeton, New Jersey

We have audited the accompanying balance sheet of Mikros Systems Corporation as of December 31, 2004, and the related statements of operations, shareholders' deficiency, and cash flows for the years ended December 31, 2004 and 2003.
         These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan
and perform the audit to obtain reasonable assurance about whether the financial
statements are free of material misstatement.  An audit includes examining, on a
test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and
significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all
material respects, the financial position of Mikros Systems Corporation as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted
in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring losses from operations
in prior years that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described
in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Beard Miller Company LLP
Reading, Pennsylvania
March 2, 2005




MIKROS SYSTEMS CORPORATION
                              BALANCE SHEET

                                      DECEMBER 31,
         ASSETS                           2004
------------------------------       ------------

CURRENT ASSETS
  Cash                                $   93,723

  Receivable on government contracts     172,141

  Other Current Assets                     4,081
                                     ------------
TOTAL CURRENT ASSETS                     269,945
                                     ------------

  Equipment                                1,342

  Less: Accumulated Depreciation            (937)
 						 ------------
  							   405
                                     ------------

TOTAL ASSETS				 $   270,350
                                     ============

	See Notes to Financial Statements



	MIKROS SYSTEMS CORPORATION
                           BALANCE SHEET (continued)


         LIABILITIES AND                            DECEMBER 31,
 SHAREHOLDERS'  EQUITY (DEFICIENCY)                      2004
----------------------------------                  -----------
CURRENT LIABILITIES
  Accrued Payroll and Payroll Taxes                  $  47,026
  Accrued Expenses                                      98,797
  Accounts Payable                                      80,929
                                                   ------------
TOTAL CURRENT LIABILITIES                              226,752
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

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753 shares
	                          	                   317,668

  Capital in excess of par value                    11,422,976

  Accumulated Deficit                              (11,797,970)
                                                   ------------
TOTAL SHAREHOLDERS' DEFICIENCY	          	    ( 36,852)
                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   DEFICIENCY				              $    270,350
                                                   ============

	See Notes to Financial Statements























                       MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS

					Years Ended December 31,
                                        2004          2003
                                    ------------   -----------

 Contract Revenues			$  1,043,714   $  230,645

 Cost of sales				     714,451      140,964
                                    ------------   -----------

 Gross margin				     329,263	 89,681
                                    ------------   -----------
 Expenses
   Engineering				     113,832	 45,283
   General and Administrative            190,884      158,098
                                     ------------  -----------
   Total expenses                        304,716      203,381
                                     ------------  -----------

 Income (loss) from operations	      24,547     (113,700)

 Other Income:
   Interest                        		    36            8
   Other Income                           67,298		0
                                     ------------  -----------
 Net income (loss)  before income taxes   91,881     (113,692)

 Income taxes 					     0            0
						 ------------  -----------

 Net income (loss)                    $   91,881    $(113,692)
                                     ============  ===========

Basic and diluted earnings (loss)
   per share 			 	  $     0.00    $   (0.00)
                                     ============  ===========
Weighted average number of shares
 outstanding                          31,766,753    31,566,753
                                    ============  =============

See Notes to Financial Statements





















MIKROS SYSTEMS CORPORATION
	STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
	YEARS ENDED DECEMBER 31, 2004 AND 2003



  $0.01 Par Value    $0.01 Par Value     $0.01 Par Value
2019:   -------------------------------------------------------------
 Par     Number     Par     Number       Par
2021:   of shares   Value   of shares  Value   of shares    Value
2022:   --------------------------------------------------------------

2024: Balance, January 1, 2003
     255,000   $2,550   1,102,433  $11,024   690,000   $6,900



2028:  ----------  -------  ---------  -------   --------- --------
2029: Balance,December 31, 2003
     255,000    2,550   1,102,433   11,024    690,000   6,900


2032 Net income
2033  ---------- ------  ----------  -------   --------- --------
2034Balance, December 31, 2004
     255,000   $2,550   1,102,433  $11,024    690,000   $6,900
2035: ======= ======  =========-  ======= ======= ========


                                Capital in
  excess of     Accumulated
Par Value       Deficit	     Total
2041:   -----------------------------------------------------------------
 Par
2043:   of shares   Value
2044:    ------------------------------------------------------------------

2046:   Balance,January 1, 2003
    31,566,753  $315,668 $ 11,370,271$(11,776,159) (69,246)

2048:Issuance of Common Stock
   200,000     2,000        4,000                                       6,000

Capital Contribution  48,705                                       48,705

Net loss
                                                      (113,692 ) (113,692)
2054:    ----------  --------  -----------   ------------    ---------
Balance,December 31, 2003
     31,766,753  $317,668   11,422,976    (11,889,851)    (128,733)


Net Income	                            91,881       91,881
        ----------  --------- -----------   -------------    ---------
2060: Balance, December 31, 2004
   31,766,753   $317,668 $ 11,422,976   $(11,797,970)   $(36,852)
2061=======  ========  ===========   =============   ======

                                  See Notes to Financial Statements









                            MIKROS SYSTEMS CORPORATION
                             STATEMENTS OF CASH FLOWS



                                                Years Ended December 31,
                                                2004             2003
                                             ----------      -----------
Cash Flow From Operating Activities:
  Net income (loss)                           $    91,881     $  (113,692)
 Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
   Depreciation and Amortization                   5,100           4,613
   Impairment loss on fixed assets and patents     6,836          19,015
   Expense related to stock based compensation         -           6,000

Net Changes in Operating Assets and Liabilities
  Accounts Receivable                           (121,593)         (8,887)
  Other Current Assets                                48          (3,629)
  Accounts Payable                                37,707          16,861
  Accrued Payroll and Payroll Taxes                  848          24,647
  Other accrued expenses                          64,068           8,539
                                               -----------      ---------
 Net Cash provided by (used in) operating
 activities	- net increase (decrease) in cash     84,895         (46,533)

Cash, Beginning of year 	                      	   8,828            55,361
                                     		      -----------      ---------
Cash, end of year                            $    93,723     $     8,828
                                             ============    =============
Supplementary disclosure of non-cash
 investing and financing activities:

  Capital contribution through forgiveness
    of payable to affiliate			   $         -	  $   48,705
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

In 2004 and 2003, the Company's only revenues were generated from Phase I,
          II and
III research contracts with the Naval Surface Warfare Center in Dahlgren, Virginia. The Phase II contract was entered into on August 8, 2003 and is expected to continue through the first quarter of 2005. The contract provided for initial research funding of $150,000, which was later increased to
           $600,000.
The contract also provides for supplemental funding of up to $250,000, at the option of the issuer. The Contract is a cost plus a fixed fee contract and the Company is billing its actual costs on a bi-weekly basis. As of December 31, 2004, the Company had billed $930,000 under this phase II contract.

In June 2004, the Company was awarded a Small Business Innovation
          Research (SBIR)
Phase I contract from the Office of Naval Research. Valued at approximately $100,000, the contract is for researching and evaluating techniques to minimize interference between the U.S. Navy radar and wireless communication systems.

In September 2004, the Company was awarded a Small Business Innovation Research
(SBIR) Phase III contract from the Naval Surface Warfare Center Dahlgren, Virginia valued at approximately $2,400,000, the contract is to complete the development and to begin initial production of an intelligent test tool for Navy
radars. The Multi-Function Distributed Analysis Tool (MFDAT) has been designed by the Company under the SBIR Phase II contract, which began in August 2003.
           As
of December 31, 2004, the Company had billed $194,000 under this Phase III contract.



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

The Company expects that the development of a product that can be marketed and sold will require a significant amount of additional funding. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain the necessary funding to support its research and development efforts and to ultimately produce and market a product that will provide the Company with revenues sufficient to support its on-going operations. Management believes that actions presently being taken to minimize expenses that are not reimbursable under the Phase II and Phase III contracts coupled with expected supplemental funding under the Phase II contract will be sufficient to enable the Company to meet its operating needs and continue with its product research and development.


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

Cash
-----

Cash balances consist of balances that are immediately available to the company and are held by financial institutions. These balances may, at times, exceed FDIC insured limits.


Equipment
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 4 years. Depreciation expense amounted to $5,100 and $2,493 for years ended December 31, 2004 and 2003, respectively. During the fourth quarter of 2004 and based upon the review of its fixed assets, the Company recorded an impairment charge of $6,836, which was the remaining carrying value of certain assets that were believed to have no further use to the Company. This charge is included in the accompanying statement of operations for the year ended December 31, 2004 as general and administrative expenses.


Net Income (Loss) per Common Share
----------------------------------

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

Stock Options
-------------

The Company has adopted Statement of Financial Accounting Standards No. 123
          (SFAS
No. 123), Accounting for Stock-Based Compensation, which requires expanded disclosures of stock-based compensation arrangements. SFAS No. 123 encourages, but does not require, compensation cost to be measured based on the fair value of
the equity instrument awarded. It allows the Company to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. The Company has elected to continue to
recognize compensation cost based on the intrinsic value of the equity instrument
awarded to employees as prescribed in APB 25. SFAS No. 123 requires company's that continue to utilize APB 25 to make pro-forma disclosures of net income and earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. Management has determined that proforma net income and
earnings per share information is not materially different than reported net income and earnings per share.


Revenue Recognition
-------------------
Revenues under the Phase I, Phase II, and Phase III contracts are recognized when the Company incurs reimbursable costs under the contract. During 2004 and 2003, all contract revenues were recognized on contracts with the Federal Government.



Reclassifications
-----------------

Certain 2003 balances have been reclassified to conform with their 2004 financial statement presentation. These reclassifications had no effect on previously reported net loss for 2003.


Patents
-------

The Company was amortizing costs for its two patents over their legal life of 17
years. These patents were scheduled to expire in 2010 and 2015. Accumulated amortization of these patents at December 31, 2002 was $14,901. The Company recorded amortization expense related to these patents of approximately
           $2,119 in
2003. In 2003, the Company determined that it was unlikely that the remaining carrying value for these patents would be recovered and recorded an impairment loss equal to the carrying value. This impairment loss of $19,015 is included in
the statement of operations for the year ended December 31, 2003.


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









Recently Issued Accounting Standards
------------------------------------
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact that this standard will have on its result of operations and financial position.

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

As of December 31, 2004 and 2003, there were dividends in arrears on shares of Series D Preferred Stock of $759,000 and $690,000, respectively.

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

These warrants expire in November 2006 and can be exercised at a price of $.78 per share for the purchase of 3,071,000 shares of common stock and $.65 per share
for the purchase of 2,388,000 shares of common stock.  None of the warrants were
exercised as of December 31, 2004.


NOTE 4 - INCOME TAXES
---------------------

The income tax provision is computed as follows:


    2004   	   2003
                             ---------   ---------
Current tax expense         	$     0    $      0
Deferred tax expense (benefit)  25,548   (143,746)
Increase (decrease) in
  valuation allowance          (25,548)   143,746
                              ---------   ---------

Net Tax Provision           $	       0   $      0
                             =========   =========

The difference between the statutory federal income tax rate and the effective Company tax rate is as follows:

                               2004		  2003
                             --------   ----------
Federal statutory rate		 34.0%	 34.0%
Utilization of net operating
 loss carry forward	       (34.0)	(34.0)
                             ---------  ----------
Effective tax rate              0.0%	  0.0%
                             =========  ==========



Total available net operating loss carry forwards at December 31, 2004 are reflected in the following schedule:

   		YEAR         AVAILABLE FOR      AVAILABLE FOR
              			 OF             FEDERAL            STATE
            		     EXPIRATION       TAX PURPOSES      TAX PURPOSE

				2005              81,000                  -
                              2010             602,000              79,000
                              2011           1,422,000                  -
                              2017             339,000                  -
                              2019             307,000                  -
                              2021              77,000                  -
                              2022              39,000                  -
				2023		  107,000
                                           --------------     -------------
                                           $ 2,974,000         $    79,000
                                           ==============     =============



During 2004, federal net operating loss carry forwards of approximately
$83,000 and state net operating loss carry forwards of approximately $92,000 were utilized by the Company for purposes of the Company's tax provision. Consequently, the Company's valuation allowance associated with the related deferred tax assets was reduced by approximately $26,000 in 2004. In 2003, the valuation allowance was increased by approximately $144,000.



The deferred taxes consist of the following as of December 31:

                               2004          2003
                             ---------    ---------
Deferred tax asset:
  Net operating loss
  carry forwards           $ 1,022,043  $  1,087,502
  Valuation allowance      ( 1,022,043)  ( 1,087,502)
                            ----------   -----------
Net deferred tax asset     $         -  $          -
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

A summary of the status of the Company's stock option plan as of December 31, 2004 and 2003 is presented below:

 Weighted              Weighted
  Average              Average
Exercise              Exercise
Common Stock Options:
          2004     Price        2003     Price
-----------------------------------------
Options outstanding beginning of year
   401,818   $0.1913     401,818     $0.1913
    -           -           -
Exercised   -         -           -           -
Cancelled   -         -           -           -
                                     -----------------------------------------
Options outstanding, end of year
           401,818   $0.1913     401,818     $0.1913
2538: =======================================

Options exercisable, end of year: 	401,818   0.1913      381,395     0.1898
					================================



The following table summarizes information about options outstanding at December
31, 2004 and 2003:

                                           2004
                               Options Outstanding
   ---------------------------------------------------------
               Number        Weighted Avg.       Options
   Exercise  Outstanding       Remaining       Exercisable at
   Prices   at 12/31/04    Contractual Life       12/31/04
                                (Years)
   --------  -----------    ----------------   -------------
  $0.1500	  280,000 		   5.08   		    280,000
  $0.1875	   10,000		   0.42        	     10,000
  $0.2200      81,818		   5.67        	     81,818
  $0.5000	   30,000      	   1.58		     30,000

              401,818                      	    401,818
              =======                              =========
						 2003
                               Options Outstanding
   ---------------------------------------------------------
               Number        Weighted Avg.        Options
   Exercise  Outstanding       Remaining       Exercisable at
   Prices   at 12/31/03     Contractual Life      12/31/03
                                (Years)
   --------  -----------    ----------------   -------------
  $0.1500	  280,000 	         6.08 		   280,000
  $0.1875	   10,000		   1.42 		    10,000
  $0.2200      81,818		   6.67 		    61,395
  $0.5000	   30,000      	   2.58 	          30,000

              401,818                              381,395
              =======                             =========


The Company recorded compensation expense of $6,000 on the distribution of stock
grants to certain employees in 2003.




Note 6  INCOME (LOSS) PER SHARE
--------------------------------

The Company's calculation of earnings (loss) per share is as follows:


2004	2003
-----        -----

Net income (loss) applicable to common
 stockholders				      $    91,881   $   (113,692)
                                              ==========    ==========
Average basic shares outstanding             31,766,753     31,566,753

Assumed conversion of preferred stock		 3,562,299           -
Effect of dilutive options and warrants             -             -
                                              ----------   -----------
Average dilutive shares outstanding          35,329,052    31,566,753
                                             ===========   ===========

Net income (loss) per common share - basic and
 diluted					$     0.00   $      0.00
                                     ============  ===========


A total of 5,860,818 common stock options and warrants were not included in the computation of
diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2004.


A total of 5,840,395 common stock options and warrants and 3,562,299 shares of convertible preferred
stock were not included in the computation of diluted earnings per share because of their anti-
dilutive effect for the year ended December 31, 2003.


Note 7  LINE OF CREDIT
-----------------------

The Company maintains a line of credit facility for maximum borrowings of up to $34,000. Outstanding balances on this line of credit accrue interest at the bank's published prime rate. This line matures in October 2006 and payment has been personally guaranteed by the Company's President. There were no amounts outstanding under this line at December 31, 2004.


NOTE 9 - COMMITMENTS
--------------------

The Company leases its administrative office and marketing facilities through month-to-month leases. Our engineering research, design and development lease
agreement runs through August 2005.   Total rent expense during 2004 and
           2003 was
$21,100 and $16,487, respectively.


Note 10 - SERIES C REDEEMABLE PREFERRED STOCK
--------------------------------------------

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


Note 11  ACCRUED EXPENSES
--------------------------

Accrued expenses as of December 31, 2004 are comprised of the following items:

Accrued liability to subcontractor for
services billed                        		$ 25,000

Accrued loss on SBIR Phase I contract    		  21,500

Disputed subcontractor charges    			  33,000

Refundable advance from government 			  19,297
                                                 --------

                 						$ 98,797
                                                 ========


											Exhibit 31.1

CERTIFICATION

I, Thomas J. Meaney, certify that:
1. I have reviewed this annual report on Form 10-KSB of Mikros Systems Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) for the small business issuer and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]
c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors
(or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

					/s/ Thomas J. Meaney ___________
Dated:	March 31, 2005	Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)


EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
		In connection with the Annual Report on Form 10-KSB of Mikros Systems Corporation (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:
   (1) The Report fully complies with the requirements of Section
            13(a) or
       15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


					/s/ Thomas J. Meaney* ___________
Dated:	March 31, 2005	Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)

*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.