Form 10QSB
period 2005-03-31
MIKROS SYSTEMS CORP
filed 2005-05-16
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
Commission File No. 2-67918

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of May 11, 2005:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____






TABLE OF CONTENTS
						     PAGE #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements     3

	CONDENSED BALANCE SHEET
	As of March 31, 2005                       4

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended
        March 31, 2005 and 2004                         5

	CONDENSED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,
        2005 and 2004                                           6

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS                                              7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations

         Overview                                                    10

	  Results of Operations                 11

	  Liquidity and Capital Resources 11

 Item 3. Controls and Procedures                    12

PART II  OTHER INFORMATION

	   Item 6.  Exhibits                              13

	   SIGNATURES                                 14

          CERTIFICATIONS                                   15



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Mikros Systems Corporation (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.










MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

				        March 31,
ASSETS				          2005
------ 			                --------

CURRENT ASSETS

  Cash					$  63,666
  Receivable on Government
      Contracts                 	  250,894
  Other Current Assets		            4,776
					  --------
  TOTAL CURRENT ASSETS		          319,336
   					  -------

FIXED ASSETS

  EQUIPMENT				    2,296
    Less: Accumulated Depreciation      (1,087)
					  --------
FIXED ASSETS, NET			    1,209
				         --------
TOTAL ASSETS		  	 	$ 320,545
                                       =========

  See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                   March 31,
LIABILITIES AND SHAREHOLDERS' DEFICIENCY              2005
						      ------------
CURRENT LIABILITIES

  Accrued Payroll and Payroll Taxes		      $43,411
  Accrued Expenses				       52,297
  Accounts Payable				      150,425
                                                  --------
TOTAL CURRENT LIABILITIES                         $246,133
                                                  --------

REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares       80,450
  		                                   --------

SHAREHOLDERS' DEFICIENCY

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                           317,668

  Capital in excess of par                      11,422,976
  Accumulated deficit                          (11,767,156)
                                                -----------
TOTAL SHAREHOLDERS' DEFICIENCY                      (6,038)
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY  $  320,545
                                               ============

See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


			           Three Months Ended,
                          March 31, 2005	   March 31, 2004
                          --------------       ---------------

Revenues:

  Contract Revenue	      $	   355,413	$	218,440

Cost of Sales	    		   206,430 	       133,437
                          --------------       --------------
Gross Margin	   	  	   148,983	        85,003
                          --------------       --------------

Expenses:

  Engineering		           21,455             14,673
  General & Administrative        96,714             41,726
                          --------------       --------------
Total Expenses                   118,169             56,399
                          --------------       --------------

Net Income                  $     30,814     $       28,604
                          ==============       ==============

Basic and diluted
 earnings per share	     $       0.00     $          0.00
                          ==============       ==============

Weighted average number
  of share outstanding        31,766,753          31,766,753
                          ==============       ==============


See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                The Three Months Ended
                                           March 31, 2005       March 31, 2004
                                        ------------------   ------------------
Cash Flow From Operating Activities:
   Net Income                            $    30,814		   $   28,604
Adjustments to reconcile Net Income
   to net cash provided by (used in)
   Operating Activities:
   Depreciation and Amortization	            150                  624
   Net Changes in Operating Assets and
   Liabilities
   (Increase) Decrease in:
   Accounts Receivable			        (78,753)	       (24,914)
   Other Current Assets			    (695)              (1,066)

Increase (Decrease) in:
   Accounts Payable  			         69,496                   79
   Accrued Payroll and Payroll Taxes	         (3,615)                1,191
   Other Accrued Expenses	       	        (46,500) 	   	 14,422
                                             ---------             ---------
 Net Cash provided by (used in)
    Operations                               (29,103)	         18,940
                                             ---------	       ---------
Cash Flow from Investing Activities:
     Purchase of Equipment			   (954)		    -
                                              -------              --------
 Net Cash used in Investing Activities          (954)                  -
                                              -------              --------

Net Increase (Decrease) in Cash	        (30,057)                18,940
 Cash, beginning of the period                 93,723                 8,828
                                             ---------             ---------
Cash, end of period           	 $        63,666 	   $      27,768
                                             ========= 	       =========



See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 MARCH 31, 2005
(UNAUDITED)


Note 1  Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005.

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

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. Management has pursued Small Business Innovative Research (SBIR) contracts in order to generate cash flow, while also allowing development of new potential products.
The Company was awarded an SBIR Phase I firm-fixed price contract from the Office of Naval Research (ONR) for approximately $100,000. In September 2004, the Company was awarded an SBIR Phase
III contract from the Naval Surface Weapons Center Dahlgren, VA valued at approximately $2,400,000. The contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The Multi Function Distributed
Analysis Tool (MFDAT) has been designed by the Company under a $1,000,000 SBIR Phase II contract, which began in August 2003.

If cash flows are insufficient, there would be a material adverse effect on the Company's financial position and operations and its ability to continue as a going concern. This would force the Company to further reduce its expenditures, reduce its workforce, sell certain assets or possibly explore additional alternatives, including seeking bankruptcy protection.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company being able to sustain sufficient cash flow to support further development of its new products and for continuing operations. Management believes that actions presently being taken to sustain the Company's operating and financial requirements will allow it to continue as a going concern.


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

As of March 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of approximately $776,250



Note 3 Earnings Per Share

The Company's calculation of earnings per share is as follows for the periods presented:





486:  March 31, 2005   March 31, 2004

Net Income Applicable to Common
 Stockholders                     	$  30,814   $  28,604
                            	                  ==========  ==========

Average Basic Shares Outstanding       	31,766,753   31,766,753

Assumed conversion of preferred stock	         3,562,299   3,562,299
Effect of dilutive options and warrants              -            -
                                             ----------   ----------
Average dilutive shares outstanding          35,329,052   35,329,052
                                             ===========  ===========

Net Earnings Per Common Share
 basic and diluted	        $    0.00   $     0.00
                                             ===========  ============


A total of 5,860,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended March 31, 2005.

A total of 5,845,509 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended March 31, 2004.






Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



OVERVIEW
--------

Mikros Systems Corporation ("Mikros") is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications. Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/Command, Control, Communications, Computers & Intelligence (C4I) systems engineering, and communications engineering. Our headquarters are located at 707 Alexander Road, Suite 208, in Princeton, New Jersey. References to "we", "us", "our" or the "Company" refer to Mikros unless the context requires otherwise.

In May 2002, the U.S. Navy's Dahlgren Division, Naval Surface Warfare Center (NSWCDD) awarded us a $100,000 Phase I SBIR contract to investigate the feasibility
of a Multi-Function Distributed Analysis Tool, or MFDAT. As envisioned, the MFDAT was to be a semi-automated, intelligent test tool designed to support U.S. Navy technical personnel in the maintenance, alignment and diagnosis of complex electronic systems. The overall objectives of the MFDAT program were:

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

In general, the MFDAT technology that has been developed enables common testing processes, training, and equipment for electronic system support thereby providing a viable path toward meeting the Navy's readiness goals while reducing the dependency on manpower, manpower training, and discrete test equipment.
The success of our MFDAT Phase II program prompted the Navy to award an additional $250,000 enhancement to the Phase II contract to accelerate the transitioning, or "commercializing" in SBIR parlance, of the technology into a product suitable for naval shipboard use.

In September 2004, we received another award from NSWCDD valued at approximately $2,400,000 to commercialize our MFDAT technology into a fully-integrated, man-portable test tool qualified for U.S. Navy fleet use. This contract is referred to as an SBIR Phase III contract, and it secures our SBIR data rights in the MFDAT technology for a period of five years beyond the last delivery under the contract. We have named the resulting product ADEPT, an acronym for the Adaptive Diagnostic Electronic Portable Testset. The initial application for ADEPT will be as a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air and surface radar for the Aegis Combat System installed on the Ticonderoga (CG-47) and Arleigh Burke
         (DDG-51) class warships.

Also in 2004, we began work on another independent SBIR subject area.
In June 2004, the Office of Naval Research awarded us a $100,000 SBIR Phase I contract to analyze the potential for interference between emerging Wireless Local Area Network systems and DoD radar systems, and to evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques. This Radar Wireless
Spectral Efficiency (RWSE) SBIR Phase I program was completed in
January 2005. We concluded that the potential exists for mutual interference between WLANs and DoD radars, particularly during land-based, littoral and harbor navigation operation of DoD radars. We recommended that further study of the identified mutual interference mechanisms was warranted, including empirical testing to characterize the effects of the interference and the potential mitigation techniques identified during the Phase I program.

In April 2005, under the MFDAT Phase III program, we subcontracted the manufacturing of the ADEPT equipment to DRS Laurel Technologies in Johnstown, Pennsylvania. A contract for $876,000 has been awarded by Mikros to DRS Laurel Technologies. This new equipment is to be marketed under the ADEPT product name and is planned for installation in the US Navy's Aegis Cruisers.

Statements contained or incorporated by reference in this Quarterly Report on Form 10-QSB that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives. The forward-looking statements include risks and uncertainties, including, but not limited to, the Company's ability to continue as a going concern, the anticipated size of and growth in the markets for the Company's products, the trends favoring the use of the Company's proposed commercial products, the anticipated demand for the Company's new products, the timing of development and implementation of the Company's new product offerings, the utilization of such products by the Company's clients and trends in future operating performance, and other factors not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and development to be materially different from those expressed in or implied by such statements.
The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates. For a more detailed explanation of judgments made in these areas, refer to our Annual Report on Form 10-KSB for the year ended
December 31, 2004.






Changes to Accounting Policies and Estimates
--------------------------------------------

The Company's critical accounting policies and estimates are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of March 31, 2005, there have been no changes to such critical accounting policies and estimates.

Compliance with Sarbanes-Oxley Requirements
-------------------------------------------

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financial reporting and have our independent auditors attest to such evaluation as of December 31, 2006. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. While we anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our external auditors are unable to attest on a timely basis to the adequacy of our internal controls, we may be subject to additional scrutiny surrounding our internal controls over financial reporting.

Results of Operations
---------------------

Three Months Ended March 31, 2005 and 2004

There were revenues of $355,413 for the first quarter ended March
31, 2005 compared to $218,440 for the same period in 2004 and there were cost of sales of $206,430 for the quarter ended
March 31, 2005 compared to $133,437 for the same period in 2004 due to the SBIR Phase III contract awarded on September 2004.

Engineering costs for the quarter ended March 31, 2005 were $21,455 compared to $14,673 in the quarter ended March 31, 2004. There were higher engineering costs for the quarter ended
March 31, 2005 due to the SBIR Phase III contract awarded on September 2004.

General and administrative expenses for the quarter ended
March 31, 2005 were $96,714 compared to $41,726 in the quarter ended March 31, 2004 due to higher costs incurred for administrative and bid and proposal salaries and related costs.

Net income for the three months ended March 31, 2005 was $30,814 versus net income of $28,604 for the same period in 2004.


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

In September 2004, the Company was awarded a Small Business
Innovation Research (SBIR) Phase III contract from the
Naval Surface Weapons Center Dahlgren, Virginia valued at approximately $2,400,000. The contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The MFDAT has been designed by the Company under a $1,000,000 SBIR Phase II contract, which began in August 2003.


The Company maintains a line of credit facility for maximum borrowings of up to $34,000. There were no amounts outstanding under this line at March 31, 2005.

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three months ended at March 31, 2005, we had net income of $30,814 and working capital of $73,203. However, we still had an accumulated deficit of $11,767,156. Thus, there is substantial doubt about our ability to continue as a going concern.

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




Contractual Obligations
-----------------------

Our major outstanding contractual obligations relate to the leases for our office space and engineering office that are leased on a month-to-month basis for $800 per month and $3,000 per month until September 2005, respectively.








Item 3.	Controls and Procedures.

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934) as of March 31, 2005, the Company's president (principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

There were no changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005.




PART II.  OTHER INFORMATION

Item 6.	Exhibits


Exhibit 31.1Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.





SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE: May 16, 2005 	       By:/s/Thomas J. Meaney
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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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



					/s/ Thomas J. Meaney ___________________
Dated:	May 16, 2005  		        Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)


				EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the "Company") for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

					/s/ Thomas J. Meaney*
Dated:	May 16, 2005     	        Thomas J. Meaney,
 President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)


*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.