Form 10QSB
period 2005-06-30
MIKROS SYSTEMS CORP
filed 2005-08-08
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
Commission File No. 2-67918

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of August 5, 2005:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____






TABLE OF CONTENTS
						     PAGE #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements     3

	CONDENSED BALANCE SHEET
	As of June 30, 2005                         4

    	CONDENSED STATEMENTS OF INCOME
	For the Three Months Ended and Six Months Ended
        June 30, 2005 and 2004                            5

	CONDENSED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,
        2005 and 2004                                             6

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS                                                 7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations

         Overview                                                      10

	  Results of Operations                    11

	  Liquidity and Capital Resources  11

 Item 3. Controls and Procedures                     12

PART II  OTHER INFORMATION

	   Item 6.  Exhibits                               13

	   SIGNATURES                                  14

          CERTIFICATIONS                                     15



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










MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

				        June 30,
ASSETS				          2005
------ 			                --------

CURRENT ASSETS

  Cash					$  117,970
  Receivable on Government
      Contracts                 	   141,409
  Other Current Assets		           12,793
					  --------
  TOTAL CURRENT ASSETS		          272,172
   					  -------

FIXED ASSETS

  EQUIPMENT				     4,383
    Less: Accumulated Depreciation       (1,644)
					  --------
FIXED ASSETS, NET			    2,739
				         --------
TOTAL ASSETS		  	 	$ 274,911
                                       =========

  See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                   June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                 2005
						     ----------
CURRENT LIABILITIES

  Accrued Payroll and Payroll Taxes		      $ 47,416
  Accrued Expenses				        52,297
  Accounts Payable				        57,322
                                                  ----------
TOTAL CURRENT LIABILITIES                          $157,035
                                                  ----------

REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares       80,450
  		                                   --------

SHAREHOLDERS' EQUITY

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                           317,668

  Capital in excess of par                      11,422,976
  Accumulated deficit                          (11,723,692)
                                                -----------
TOTAL SHAREHOLDERS' EQUITY                          37,426
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  274,911
                                               ============

See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)


			           Three Months Ended,	      Six Months Ended,

-------------    --------------   -------------   -------------

Revenues:

  Contract Revenue	      $	   436,356  $	288,629		$ 791,769	 $ 507,070

Cost of Sales	    		   266,215 	186,769		  472,645	   320,206
248:  --------------  --------------    ------------    ------------
Gross Margin	   	  	   170,141	101,860		  319,124	   186,864
250:   --------------  --------------    ----------    -----------

Expenses:

  Engineering		           26,677      20,567		   48,132	     35,240
  General & Administrative        99,939     38,667		  196,653	     80,393
-------------
Total Expenses                   126,616     59,233		  244,785	    115,633
-------------

Net Income                 $      43,525 $  42,627		   74,339           71,231
 ==========

Basic and diluted
 earnings per share	     $       0.00   $   0.00		$      0.00	  $    0.00
===========

Weighted average number
268: of share outstanding   31,766,753   31,766,753   31,766,753   31,766,753
============


See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                The Six Months Ended
                                           June 30, 2005        June 30, 2004
                                        ------------------   ------------------
Cash Flow From Operating Activities:
   Net Income                            $    74,339		   $   71,231
Adjustments to reconcile Net Income
   to net cash provided by
   Operating Activities:
   Depreciation and Amortization	            707               2,116
   Net Changes in Operating Assets and
   Liabilities
   (Increase) Decrease in:
   Accounts Receivable			         30,732	      (34,982)
   Other Current Assets			 (8,712)                (843)

Increase (Decrease) in:
   Accounts Payable  			        (23,607)              (4,701)
   Accrued Payroll and Payroll Taxes	            390                1,087
   Other Accrued Expenses	       	        (46,500)  	   	17,726
                                            ---------            ---------
 Net Cash provided by
    Operations                                27,349               51,634
                                            ---------	     ---------
Cash Flow from Investing Activities:
    Purchase of Equipment			  (3,102)		    -
                                            ---------            ---------
Net Cash used in Investing Activities          (3,102)                  -
                                            ----------           ----------

Net Increase in Cash           	         24,247                51,634
 Cash, beginning of the period                 93,723                8,828
                                             ---------             ---------
Cash, end of period           	 $      117,970  	   $    60,462
                                             ========= 	       =========



See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 June 30, 2005
(UNAUDITED)


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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2005 and the results of its operations and its cash flows for the six months ended June 30, 2005.

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


Note 2  Shareholder's Equity:


CONVERTIBLE PREFERRED STOCK
---------------------------

Each share of the convertible preferred stock can be redeemed at the Company's option for $1.00 per share or can be converted into shares of the Company's common stock. Each share of preferred stock is convertible into one share of common stock. This conversion rate is subject to adjustment in certain circumstances. Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to their redemption price once shareholders of Series B and Series C preferred stock have been fully paid.


SERIES B CONVERTIBLE PREFERRED STOCK
------------------------------------

Each share of Series B Preferred Stock is convertible into three shares of the Company's common stock at a price of $0.33 per share of common stock to be received upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company's stockholders. Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Series C
Preferred Stock and before any payment is made upon the Company's Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

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

SERIES D PREFERRED STOCK
------------------------

The Series D Preferred Stock provides for an annual cumulative dividend of $0.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Corporation, each holder of Series
D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation's Convertible Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

As of June 30, 2005, there were dividends in arrears on shares of Series D Preferred Stock of approximately $793,500.



Note 3  Earnings Per Share

The Company's calculation of earnings per share is as follows for the periods presented:




			The Three Months Ended     The Six Months Ended
June 30, 2005  June 30, 2004  June 30, 2005    June 30, 2004
484:
Net Income Applicable to
 Common Stockholders	    $  43,525      $   42,627      $	 74,339	 $ 71,231
==========      ============      ============

Average Basic Shares
   31,766,753    31,766,753        31,766,753       31,766,753

Assumed conversion of
preferred stock	       3,562,299    3,562,299         3,562,299        3,562,299

Effect of dilutive
options and warrants 86,452           -		    56,000	           -
 ------------     ------------
Average dilutive shares
     35,415,504    35,329,052        35,385,052        35,329,052
 =============    =============

Net Earnings Per Common
0.00     $     0.00      $       0.00     $        0.00
505: ===========   ============  =============    =============


A total of 5,570,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended June 30, 2005. A total of 10,000 shares of common stock options were not included in the above calculation due to expiration.

A total of 5,850,623 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended June 30, 2004.


Note 4 - New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested
533:    portion, at the date of adoption, of previously issued and outstanding
533: awards over the remaining vesting period of such awards. No change to 534:: prior periods presented is permitted under the modified prospective method.
Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes.
Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after December 15, 2005 for SB issuers. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed financial statements.




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

In September 2004, we received another award from NSWCDD valued at approximately $2,400,000 to commercialize our MFDAT technology into a fully-integrated, man-portable test tool qualified for U.S. Navy fleet use. This contract is referred to as an SBIR Phase III contract, and it secures our SBIR data rights in the MFDAT technology for a period of five years beyond the last delivery under the contract. We have named the resulting product ADEPT, an acronym for the Adaptive Diagnostic Electronic Portable
629:    Testset. The initial application for ADEPT will be as a computer-aided alignment  and maintenance tool for the AN/SPY-1 radar system, which
631:    is the primary air  and surface radar for the Aegis Combat System
632:    installed on the Ticonderoga (CG-47) and Arleigh Burke (DDG-51)
633:    class warships.

Also in 2004, we began work on another independent SBIR subject area.
In June 2004, the Office of Naval Research awarded us a $100,000 SBIR Phase I contract to analyze the potential for interference between emerging Wireless Local Area Network systems (WLANs) and DoD radar systems, and to evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques. This Radar Wireless
Spectral Efficiency (RWSE) SBIR Phase I program was completed in
January 2005. We concluded that the potential exists for mutual interference between WLANs and DoD radars, particularly during land-based, littoral and harbor navigation operation of DoD radars. We recommended that further study of the identified mutual interference mechanisms was warranted, including empirical testing to characterize the effects of the interference and the potential mitigation techniques identified during the Phase I program.

In April 2005, under the MFDAT Phase III program, we subcontracted the manufacturing of the ADEPT equipment to DRS Laurel Technologies in Johnstown, Pennsylvania. A contract for $876,000 has been awarded by Mikros to DRS Laurel Technologies. This new equipment is to be marketed under the ADEPT product name and is planned for installation in the US Navy's Aegis Cruisers.

In May 2005, under the MFDAT Phase III program, we subcontracted to In-Phase Technologies, Inc. of Clarksburg, New Jersey to assist in ADEPTTM software development, integration and qualification. A contract for $299,000 has been awarded by Mikros to In-Phase Technologies, Inc.

In July 2005, we awarded a subcontract to Lockheed Martin Corporation in Moorestown, New Jersey to provide engineering technical services in support of  the ADEPT Phase III SBIR production and qualification
665:    contract.  As the design agent of the AN/SPY-1 radar system, Lockheed
Martin will be providing expertise to assist us in the verification and qualification of ADEPT as a SPY-1 maintenance and alignment tool.
The total value of this time and materials subcontract is expected to be approximately $100,000.

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

Changes to Accounting Policies and Estimates
--------------------------------------------

The Company's critical accounting policies and estimates are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of June 30, 2005, there have been no changes to such critical accounting policies and estimates.

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

Results of Operations
---------------------

Three Months Ended June 30, 2005 and 2004

There were revenues of $436,356 for the second quarter ended June 30, 2005 compared to $288,629 for the same period in 2004 and there were cost of sales of $266,215 for the quarter ended
June 30, 2005 compared to $186,769 for the same period in 2004. These increases are primarily attributable to the SBIR Phase
III contract awarded during September 2004.

Engineering costs for the quarter ended June 30, 2005 were $26,677 compared to $20,567 in the quarter ended June 30, 2004. There were higher engineering costs for the quarter ended
June 30, 2005 due to the SBIR Phase III contract awarded during September 2004.

General and administrative expenses for the quarter ended
June 30, 2005 were $99,939 compared to $38,667 in the quarter ended June 30, 2004 due to higher costs incurred for administrative and bid and proposal salaries and related costs.

Net income for the three months ended June 30, 2005 was $43,525 compared to net income of $42,627 for the same period in 2004.

Six Months Ended June 30, 2005 and 2004

There were revenues of $791,769 for the six months ended June 30, 2005 versus $507,070 for the same period in 2004 and there were cost of sales of $472,645 for the six months ended June 30, 2005 compared to $320,206 for the same period in 2004.

Engineering costs for the six months ended June 30, 2005 were $48,132 versus $35,240 for the same period in 2004.
        These increases are primarily attributable to the SBIR
Phase III contract awarded during September 2004.


General and Administrative expenses for the six months ended
June 30, 2005 were $196,653 compared to $80,393 in the six months ended June 30, 2004. These increases are primarily attributable to the SBIR Phase III contract awarded during September 2004.

Net income for the six months ended June 30, 2005 was $74,339 versus $71,231 for the same period in 2004.


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


The Company maintains a line of credit facility for maximum borrowings of up to $34,000. There were no amounts outstanding under this line at June 30, 2005.

Our financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the six months ended at June 30, 2005, we had net income of $74,339 and working capital of $115,137. However, we still had an accumulated deficit of $11,723,692. Thus, there is substantial doubt about our ability to continue as a going concern.

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




Contractual Obligations
-----------------------

Our major outstanding contractual obligations relate to the leases for our office space and engineering office that are leased on a month-to-month basis for $800 per month and $3,000 per month until September 2005.








Item 3.	Controls and Procedures.

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934) as of June 30, 2005, the Company's president (principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

There were no changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2005.




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

				MIKROS SYSTEMS CORPORATION


DATE: August 8, 2005      By:/s/Thomas J. Meaney
			       ----------------------
			       President
			       (Chief Executive Officer and
                          Chief Financial Officer)





										Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas J. Meaney, certify that:

930: 1. I have reviewed this quarterly report on Form 10-QSB of Mikros Systems 931: Corporation;

933: 2. Based on my knowledge, this report does not contain any untrue 934:statement of a material fact or omit to state a material fact necessary 935: to make the statements made, in light of the circumstances under 936: which such statements were made, not misleading with respect
937: to the period covered by this report;

939: 3. Based on my knowledge, the financial statements, and other financial 940: information included in this report, fairly present in all material 941: respects the financial condition, results of operations and cash
942: flows of the small  business issuer as of, and for, the periods
943: presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)[Paragraph omitted in accordance with SEC transition instructions
955:    contained in SEC Release 34-47986]

c)evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors
 (or persons  performing the equivalent functions):

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



					/s/ Thomas J. Meaney ___________________
Dated:	August 8, 2005        Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)


				EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the "Company") for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

					/s/ Thomas J. Meaney*
Dated:	August 8, 2005  	        Thomas J. Meaney,
 President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)


1022:  *A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.