Form 10QSB
period 2005-09-30
MIKROS SYSTEMS CORP
filed 2005-11-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
Commission File No. 2-67918

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

Yes: ___X___      No:_______

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes ________      No:____X____

State the number of shares outstanding of each of the Issuer's classes of common stock, as of November 5, 2005:

Class                           Number of Shares
-----                           ----------------
Common Stock, Par Value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____






TABLE OF CONTENTS
						     PAGE #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements                  3

	CONDENSED BALANCE SHEET
	As of September 30, 2005                          4

    	CONDENSED STATEMENTS OF INCOME
	For the Three Months Ended and Nine Months Ended
                   September 30, 2005 and 2004                 5

	CONDENSED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September
                        30,   2005 and 2004                              6

	NOTES TO THE CONDENSED FINANCIAL
                   STATEMENTS                                             7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
	  Operations

         Overview                                11

	  Results of Operations                                        13

	  Liquidity and Capital Resources                      14

 Item 3. Controls and Procedures                                        15

PART II.  OTHER INFORMATION

	   Item 6.  Exhibits                                                         16

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










MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

			        September 30,
ASSETS			          2005
------ 			         --------

CURRENT ASSETS

  Cash					$  85,432
  Receivable on Government
      Contracts                 	  236,157
  Other Current Assets                   22,627
					  --------
  TOTAL CURRENT ASSETS		          344,216
   					  -------

FIXED ASSETS

  EQUIPMENT				     4,383
    Less: Accumulated Depreciation       (1,950)
					  --------
FIXED ASSETS, NET                         2,433
				         --------
TOTAL ASSETS		  	 	$ 346,649
                                       =========

  See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                                September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                 2005
						     ----------
CURRENT LIABILITIES

  Accrued Payroll and Payroll Taxes		      $ 46,579
  Accrued Expenses				         5,243
  Accounts Payable				       149,335
                                                  ----------
TOTAL CURRENT LIABILITIES                          $201,157
                                                  ----------

REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares       80,450
  		                                   --------

SHAREHOLDERS' EQUITY

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                  11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                        6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                           317,668

  Capital in excess of par                      11,422,976
  Accumulated deficit                          (11,696,076)
                                                -----------
TOTAL SHAREHOLDERS' EQUITY                          65,042
                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  346,649
                                               ============

See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)


			           Three Months Ended,	      Nine Months Ended,

-------------   --------------   -------------   -------------

Revenues:

  Contract Revenue	      $	   444,970  $	217,750		$ 1,236,679	 $ 724,820

Cost of Sales	    		   276,114 	148,055		    748,759       468,262
  --------------  --------------    ------------    ------------
Gross Margin	   	  	   168,856	 69,695		    487,920       256,558
       --------------  --------------    ----------    -----------

Expenses:

  Engineering		           44,530      34,473		     92,663	     69,713
  General & Administrative        96,710     49,238		    293,363	    129,630
 --------------  --------------    -----------     -------------
Total Expenses                   141,240     83,711		    386,026	    199,343
 --------------  --------------    -----------     -------------

Operating Income (Loss)	    27,616    (14,016)            101,894         57,215

   Other Income		         0     67,298		          0         67,298

---------------  -------------    -----------     -------------

Net Income                 $     27,616   $  53,282		$   101,894      $  124,513
=============  ==============    ============      ==========

Basic and diluted
 earnings per share	     $       0.00   $   0.00		$      0.00	  $    0.00
===========

Weighted average number
   31,766,753	 31,766,753
==============  ==============    ============     ============


See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                     The Nine Months Ended
                         September 30, 2005  September 30, 2004
                          ------------------   ------------------


Cash Flow From Operating Activities:
   Net Income                            $   101,894 	   $  124,513
   Adjustments to reconcile Net Income
   to net cash provided by
   Operating Activities:
   Depreciation       			          1,013               3,608
   Net Changes in Operating Assets and
   Liabilities
   Increase in:
   Accounts Receivable			        (64,016)	      (58,891)
   Other Current Assets			(18,546)                (175)

   Increase (Decrease) in:
   Accounts Payable  			         68,406                3,012
   Accrued Payroll and Payroll Taxes	           (447)             (11,499)
   Other Accrued Expenses	       	        (93,554)   	       (15,405)
                                             ---------            ---------
Net Cash provided by (used in)
    Operations                                 (5,250)              45,163
                                             ---------	      ---------
Cash Flow from Investing Activities
    Purchase of Equipment                      (3,041)                  -
                                             ---------            ----------

Net Cash used in Investing Activities          (3,041)                  -
                                             ---------            ----------

Net Increase (Decrease) in Cash                (8,291)              45,163
Cash, beginning of the period                  93,723                8,828
                                             ---------             ---------
Cash, end of period           	    $     85,432 	   $    53,991
                                             ========= 	       =========



See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 September 30, 2005
(UNAUDITED)


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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2005 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2005.

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

As of September 30, 2005, there were dividends in arrears on shares of Series D Preferred Stock of approximately $810,750.



Note 3  Earnings Per Share

The Company's calculation of earnings per share is as follows for the periods presented:




	The Three Months Ended     The Nine Months Ended
              Sept. 30, 2005 Sept. 30, 2004 Sept. 30, 2005   Sept. 30, 2004
528:   ------------- -------------  --------------  ----------------

Net Income Applicable to
 Common Stockholders	    $  27,616      $   53,282	      $	 101,894	 $  124,513
==========      ============      ============

Average Basic Shares
 Outstanding       31,766,753    31,766,753        31,766,753       31,766,753

Assumed conversion of
preferred stock	      3,562,299     3,562,299         3,562,299        3,562,299

Effect of dilutive
options and warrants	         58,947             -		    46,666                -
 ------------     ------------
Average dilutive shares
35,387,999    35,329,052        35,375,718        35,329,052
 =============    =============

Net Earnings Per Common
0.00     $     0.00      $       0.00     $        0.00
=============    =============


A total of 5,570,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended September 30, 2005.

A total of 5,855,737 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the nine months ended
September 30, 2004.


Note 4 - New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion,
at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

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

In June 2005, FASB's Emerging Issues Task Force (EITF) reached a consensus
on Issue No. 607:     05-6, "Determining the Amortization Period of Leasehold
Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased
612:subsequent  to the inception of  a lease be amortized over the shorter
613:of the useful life of   the assets or a term that  includes required lease
        periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company
is evaluating the impact,  if any, of   EITF 05-6 on its financial statements.

In July 2005, FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.




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

In May 2002, the U.S. Navy's Dahlgren Division, Naval Surface Warfare Center (NSWCDD) awarded us a $100,000 Phase I SBIR contract to investigate the feasibility of a Multi-Function Distributed Analysis Tool, or MFDAT. As envisioned, the MFDAT was to be a semi-automated, intelligent test tool designed to support U.S. Navy technical personnel in the maintenance, alignment and diagnosis of complex electronic systems. The overall objectives of the MFDAT program were to:

- achieve higher readiness through reduced maintenance downtime and better system assurance;

- increase system reliability by supporting predictive failure analysis and proactive remediation; and

- promote more effective use of technicians through increased automation, distance support and interactive training.

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

In September 2004, we received another award from NSWCDD valued at approximately $2,400,000 to commercialize our MFDAT technology into a fully-integrated, man-portable test tool qualified for U.S. Navy fleet use. This contract is referred to as an SBIR Phase III contract, and it secures our SBIR data rights in the MFDAT technology for a period of five years beyond the last delivery under the contract. We have named the resulting product ADEPTTM, an acronym for the Adaptive Diagnostic Electronic Portable Testset. The initial application for ADEPTTM will be as a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air and surface radar for the Aegis Combat System installed on the Ticonderoga (CG-47) and Arleigh Burke (DDG-51) class warships.

Also in 2004, we began work on another independent SBIR subject area.
In June 2004, the Office of Naval Research awarded us a $100,000 SBIR Phase I contract to analyze the potential for interference between emerging Wireless Local Area Network systems (WLANs) and DoD radar systems, and to evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques. This Radar Wireless
Spectral Efficiency (RWSE) SBIR Phase I program was completed in
January 2005. We concluded that the potential exists for mutual interference between WLANs and DoD radars, particularly during land-based, littoral and harbor navigation operation of DoD radars. We recommended that further study of the identified mutual interference mechanisms was warranted, including empirical testing to characterize the effects of the interference and the potential mitigation techniques identified during the Phase I program. Mikros is pursuing multiple SBIR
       Phase II programs to continue this research for the U.S. Navy.

In April 2005, under the MFDAT Phase III program, we subcontracted the manufacturing of the ADEPTTM equipment to DRS Laurel Technologies in Johnstown, Pennsylvania. A contract for $876,000 has been awarded by Mikros to DRS Laurel Technologies. This new equipment is to be marketed under the ADEPT product name and is planned for installation in the US Navy's Aegis Cruisers.

In May 2005, under the MFDAT Phase III program, we subcontracted to In-Phase Technologies, Inc. of Clarksburg, New Jersey to assist in ADEPTTM software development, integration and qualification. A contract for $299,000 has been awarded by Mikros to In-Phase Technologies, Inc.

In July 2005, we awarded a subcontract to Lockheed Martin Corporation in Moorestown, New Jersey to provide engineering technical services in support of the ADEPT Phase III SBIR production and qualification contract. As the design agent of the AN/SPY-1 radar system, Lockheed Martin will be providing expertise to assist us in the verification and qualification of ADEPT as a SPY-1 maintenance and alignment tool. The total value of this time and materials subcontract is expected to be  approximately $100,000.

Mikros has received the first production ADEPTTM enclosure.  The new enclosure was exhibited at the Autotestcon 2005 trade show in September
2005. Currently, the ADEPTTM  unit is undergoing functional and
environmental  testing in preparation for field testing.   Mikros is in
contract negotiations with the U.S. Navy to continue the development and field testing of ADEPT. A photo of the new ADEPT production unit may be seen on the Mikros website. In conjunction with ongoing research and projects, Mikros has filed several patents with the U.S. Patent and Trademark Office (USPTO).

Mikros continues to pursue several SBIR projects with Homeland Security, the U.S. Navy, and other government agencies.

Statements contained or incorporated by reference in this Quarterly Report on Form 10-QSB that are not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives. The forward-looking statements include risks and uncertainties, including, but not limited to, the Company's ability to continue as a going concern, the anticipated size of and growth in the markets for the Company's products, the trends favoring the use of the Company's proposed commercial products, the anticipated demand for the Company's new products, the timing of development and implementation of the Company's new product offerings, the utilization of such products by the Company's clients and trends in future operating performance, and other factors not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the SEC could cause actual results and development to be materially different from those expressed in or implied by such statements.
The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Changes to Accounting Policies and Estimates
--------------------------------------------

The Company's critical accounting policies and estimates are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of September 30, 2005, there have been no changes to such critical accounting policies and estimates.

Compliance with Sarbanes-Oxley Requirements
-------------------------------------------

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financial reporting and have our independent auditors attest to such evaluation as of December 31, 2007. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. While we anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our external auditors are unable to attest on a timely basis to the adequacy of our internal controls, we may be subject to additional scrutiny surrounding our internal controls over financial reporting.

Results of Operations
---------------------

Three Months Ended September 30, 2005 and 2004

There were revenues of $444,970 for the third quarter ended
September 30, 2005 compared to $217,750 for the same period in 2004 and there were cost of sales of $276,114 for the quarter ended
September 30, 2005 compared to $148,055 for the same period in 2004. These increases are primarily attributable to the SBIR Phase
III contract awarded during September 2004.

Engineering costs for the quarter ended September 30, 2005 were $44,530 compared to $34,473 in the quarter ended September 30, 2004. There were higher engineering costs for the quarter ended
September 30, 2005 due to the SBIR Phase III contract awarded during September 2004.

General and administrative expenses for the quarter ended
September 30, 2005 were $96,710 compared to $49,238 in the quarter ended September 30, 2004 due to higher costs incurred for administrative and bid and proposal salaries and related costs. There was no provision for income taxes during the three months ended September 30, 2005 and 2004 due to the utilization of net operating loss carryforwards.

Net income for the three months ended September 30, 2005 was $27,616 compared to net income of $53,282 for the same period in 2004. Net income for the three months ended September 30, 2004 included the write-off of certain of our obligations valued at approximately $67,000. Such write-offs were classified as "Other Income" for such period.

Nine Months Ended September 30, 2005 and 2004

There were revenues of $1,236,679 for the nine months ended September 30, 2005 compared to $724,820 for the same period in 2004 and there were cost of sales of $748,759 for the nine months ended September 30, 2005 compared to $468,262 for the same period in 2004. These increases are primarily attributable to the SBIR Phase III contract awarded during September 2004.

Engineering costs for the nine months ended September 30, 2005 were $92,663 compared to $69,713 for the same period in 2004. These increases are primarily attributable to the SBIR Phase III contract awarded during September 2004.

General and Administrative expenses for the nine months ended
September 30, 2005 were $293,363 compared to $129,630 in the nine months ended September 30, 2004. These increases are primarily attributable to the SBIR Phase III contract awarded during September 2004. There was no provision for income taxes for the nine months ended September 30, 2005 and 2004 due to the utilization of net operating loss carryforwards.

Net income for the nine months ended September 30, 2005 was $101,894 versus $124,513 for the same period in 2004. Net income for the nine months ended September 30, 2004 included the write-off of certain of our obligations valued at approximately $67,000. Such write-offs were classified as "Other Income" for such period.


Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has financed its operations through debt, private and public offerings of equity securities and cash generated by operations.

In September 2004, the Company was awarded an SBIR Phase III contract from the Naval Surface Weapons Center Dahlgren, Virginia valued at approximately $2,400,000. The contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The MFDAT has been designed by the Company under a $1,000,000 SBIR Phase II contract, which began in August 2003.

We maintain a line of credit facility for maximum borrowings of up to $34,000. There were no amounts outstanding under this line at September 30, 2005.

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the nine months ended at September 30, 2005, we had net income of $101,894 and working capital of $143,059. However, we still had an accumulated deficit of $11,696,076. Thus, there is substantial doubt about our ability to continue as a going concern.

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



Contractual Obligations
-----------------------

Our significant outstanding contractual obligations relate to the lease for our office space that is leased on a month-to-month basis for $800 per month for the Princeton, New Jersey location. On August 8, 2005, Mikros also executed a new lease for engineering office space located in Fort Washington, Pennsylvania that commenced on September
1, 2005 and continues for 63 months. The first payment of $5,181.00 is due on January 1, 2006 and the terms of the lease include an annual rate increase  through the end of the lease.





Item 3.	Controls and Procedures.

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934) as of September 30, 2005, the Company's president (principal executive officer and principal financial officer) has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

There were no changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2005.




PART II.  OTHER INFORMATION


Item 6.	Exhibits


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

			       MIKROS SYSTEMS CORPORATION


DATE: November 14, 2005   By:/s/Thomas J. Meaney
			       ----------------------
			       President
			       (Chief Executive Officer and
                          Chief Financial Officer)





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



					/s/ Thomas J. Meaney ___________________
Dated:	November 14, 2005             Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)


				EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the "Company") for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), the undersigned, Thomas J. Meaney, President of the
Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

					/s/ Thomas J. Meaney*
Dated:	November 14, 2005	       Thomas J. Meaney,
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)


*A signed original of this written statement required by Section
           906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.