Form 10KSB
period 2005-12-31
MIKROS SYSTEMS CORP
filed 2006-03-31
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
	                    WASHINGTON, D.C. 20549
                    ----------------------------------
                              FORM 10-KSB
         	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
     	               SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2005
   Commission file number 2-67918

                      MIKROS SYSTEMS CORPORATION
                      --------------------------
         (Name of Small Business Issuer in Its Charter)
            Delaware                        14-1598200
            --------                        ----------
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

                   Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

The issuer?s revenues for the fiscal year ended December 31, 2005 were approximately $1,550,000.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer as of March 22, 2006, was approximately $4,087,154, based on the average of the bid and asked price quoted by National Quotation Bureau, Inc.

The number of shares outstanding of the issuer's $.01 par value common stock as of March 22, 2006 was 31,766,753.

				Transitional Small Business Disclosure Format

				Yes:________           No: ____X____


PART I

Item 1.  Description of Business
--------------------------------

Mikros Systems Corporation ("Mikros" or the "Company?) is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications. Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering. Our headquarters are located at 707 Alexander Road, Suite 208, in Princeton, New Jersey.


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

In May 2002, the U.S. Navy?s Dahlgren Division, Naval Surface Warfare Center awarded us a $100,000 Phase I SBIR contract to investigate the feasibility of a Multi-Function Distributed Analysis Tool, or MFDAT. As envisioned, the MFDAT was to be a semi-automated, intelligent test tool designed to support U.S. Navy technical personnel in the maintenance, alignment and diagnosis of complex electronic systems. The overall objectives of the MFDAT program were:

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

In general, the MFDAT technology developed enables common testing processes, training, and equipment for electronic system support thereby providing a viable path toward meeting the U.S. Navy?s readiness goals while reducing the dependency on manpower, manpower training, and discrete test equipment. The success of our MFDAT Phase II program prompted the U.S. Navy to award an additional $250,000 enhancement to the Phase II contract to accelerate the transitioning, or "commercializing" in SBIR parlance, of the technology into a product suitable for naval shipboard use. With the exception of some final data item deliverables such as a final prototype test/inspection report and contract summary report, we have completed all the tasking required under the Phase II SBIR contract. We expect this contract to be officially completed by the end of April 2006.

In September 2004, we received an SBIR Phase III contract from NSWCDD valued at approximately $2,400,000 to commercialize our MFDAT technology into a fully-integrated, man-portable test tool qualified for U.S. Navy fleet use. This contract secures our SBIR data rights in the MFDAT technology for a period of five years beyond the last delivery under the contract. We have named the resulting product ADEPTTM, an acronym for the Adaptive Diagnostic Electronic Portable Testset, and have registered the name for trademark protection. Its initial application is as a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air, and surface radar for the Aegis Combat System installed on the Ticonderoga (CG-47) and Arleigh Burke (DDG-51) class warships. Key anticipated benefits of ADEPT? include:

   - Significant reduction in system calibration, alignment, maintenance, and repair times;
   - Improved system readiness, availability, and performance;
   - More effective use of technical manpower through increased automation, distance support, and interactive training;
   - Distance support capable enabling "expert" remote (shore-based) system support and fleet-wide system analysis;
   - Reduction in the amount of electronic test equipment required for organizational level support; and
   - Modular and programmable to overcome current test equipment obsolescence issues and to support capability enhancements in future systems.

The first ADEPT? production units were manufactured in 2005 and are currently undergoing qualification testing. In March 2006, an amendment to this SBIR Phase III contract increased funding by approximately $2,950,000 and extended the period of performance through February 2008. The contract amendment calls for an expansion of ADEPT? applications to include all Aegis ship variants for cruisers and destroyers.

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

In April 2005, under the MFDAT Phase III program, we subcontracted the manufacturing of the ADEPTTM equipment to DRS Laurel Technologies in Johnstown, Pennsylvania. A contract for $876,000 has been awarded by Mikros to DRS Laurel Technologies. This new equipment is to be marketed under the ADEPTTM product name and is planned for installation in the U.S. Navy?s Aegis Cruisers.

In May 2005, under the MFDAT Phase III program, we subcontracted to In-Phase Technologies, Inc. of Clarksburg, New Jersey to assist in ADEPTTM software development, integration and qualification. A contract for $299,000 has been awarded by Mikros to In-Phase Technologies, Inc.

In July 2005, we awarded a subcontract to Lockheed Martin Corporation in Moorestown, New Jersey to provide engineering technical services in support of the ADEPT? Phase III SBIR production and qualification contract. As the design agent of the AN/SPY-1 radar system, Lockheed Martin will be providing expertise to assist us in the verification and qualification of ADEPT? as a SPY-1 maintenance and alignment tool. The total value of this time and materials subcontract is expected to be approximately $100,000.

Mikros has received the first production ADEPTTM enclosure. The new enclosure was exhibited at the Autotestcon 2005 trade show in September 2005. Currently, the ADEPTTM unit is undergoing functional and environmental testing in preparation for field testing. Mikros is in contract negotiations with the U.S. Navy to continue the development and field testing of ADEPTTM. A photo of the new ADEPTTM production unit may be seen on the Mikros website (www.mikros.us). In conjunction with ongoing research and projects, Mikros has filed several patents with the U.S. Patent and Trademark Office (USPTO).

Mikros continues to pursue several SBIR projects with Homeland Security, the U.S. Navy, and other government agencies.

Two RWSE follow-on proposals were submitted to the U.S. Navy following the successful conclusion of the RWSE SBIR Phase I program. In December 2005, we were informed by the U.S. Navy that one of those proposals had been selected for a Phase II SBIR contract award. The winning proposal is for the continuing research and development into the potentially detrimental interaction between commercial WLANs (e.g., Wi-Fi) and U.S. Navy radar systems. Under this new program, we will be evaluating the introduction of Wi-Fi networks onboard U.S. Navy carriers and developing a CVN Wi-Fi network planning tool.


Corporate Growth & Strategy
---------------------------

Our strategy for continued growth is two-fold. First, we expect to continue expanding our technology base, backlog, and revenue by continuing our active participation in the DoD SBIR program, bidding on projects that fall within our areas of expertise ? electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and TV stations, cell phone stations and airlines.

Second, we believe that through our marketing of products such as ADEPT? we will develop key relationships with prime defense system contractors. Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

Competition
-----------

Competition in the SBIR arena is very high, and there are numerous small businesses against which we compete for SBIR awards. In our general business area of electronic defense systems and products, we also compete against many larger companies with greater financial and human resources than we possess.


Intellectual Property
---------------------

We have two patents covering digital signal processing technology and our base scheme of implementing Link-11. We also have developed and continue to develop intellectual property (technology and data) under our SBIR contracts. Under the ADEPT? development program, we have filed for three technology patents dealing with maintenance procedure automation and dynamic maintenance personnel training, and we expect to file additional patents in the near future.

Under SBIR data rights, we are protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.


Employees
---------

As of December 31, 2005, we had three full-time employees working at our Fort Washington, Pennsylvania Research & Development Center and three part-time employees. None of the employees belong to a labor union. We believe relations with our employees are satisfactory. We also use the services of subcontractors and/or consultants as necessary to aid in software and hardware development and for the manufacture of products.


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





ITEM 2.  PROPERTIES.

Our headquarters are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331 where we maintain our principal executive offices. Our engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where we lease approximately 2,513 square feet of general office space. The lease agreement related to this property terminates in November 2010. We also lease a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia 22202-3742.


ITEM 3.  LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceedings against Mikros, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

We have a history of operating losses and continue to experience a lack of liquidity and working capital deficits. Although we had net income of $134,525 and a working capital surplus of $115,596 for the year ended December 31, 2005, as of December 31, 2005, we still had an accumulated deficit of $(11,663,505).

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



The market for our products is subject to rapid technological change. The market for our products and planned products is characterized by rapid changes in technology, including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on our business. Our future success will depend in part on our ability to continually enhance our current technology and to develop or acquire new ideas that address the needs of potential users. There can be no assurance that we will be successful in developing new products or procedures that respond to technological changes. There can be no assurance that research and development by competitors will not render our technology obsolete or uncompetitive. In addition, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against us. While we are not aware of any such claims, no infringement studies have been conducted on our behalf.

Our industry is highly competitive. High technology applications such as those being developed by us often require large investments of both money and talent. Many large entities with greater financial, technical and human resources than us are currently investing heavily in products and services that compete directly with our contemplated services and underlying products. There is no assurance that our offerings can be successfully marketed against such competition. In addition, being first in the market with new high technology is a critical factor in a company?s success in the market. There is no assurance that we will be able to introduce new offerings to the market before any of our competitors. As the markets in which we compete mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect our results of operations.



We may issue additional shares of our capital stock that could dilute the value of your shares. Our outstanding securities include shares of convertible preferred stock, options and warrants. During the respective terms of the options and warrants, and when the preferred stock is outstanding, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock, causing a dilution of the interests of existing stockholders. Thus, the terms on which we may obtain additional financing during that period may be adversely affected. The holders of preferred stock, options and warrants may exercise their respective rights to acquire our common stock at a time when we would, in all likelihood, obtain needed capital through a new offering of securities on terms more favorable than those provided by these outstanding securities. In the event that such holders exercise their rights to acquire shares of our common stock at such time, the net tangible book value per share of our common stock will be subject to dilution.

Future sales of our securities by existing stockholders could adversely affect the market price of our common stock. Future sales of shares by existing stockholders under Rule 144 of the Securities Act of 1933 or through the exercise of outstanding options or warrants or otherwise could have a negative impact on the market price of our common stock. We are unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for our common stock, the personal circumstances of the sellers and a variety of other factors. Any sale of substantial amounts of our common stock or of our other securities in the open market may adversely affect the market price of our common stock and may adversely affect our ability to obtain future financing in the capital markets as well as create a potential market overhang.

Our common stock is subject to ?penny stock? regulations which may affect the ability of our stockholders to sell their shares. Our common stock is subject to Rule 15g-9 under the Securities Exchange Act, which imposes additional sales practice requirements on broker/dealers that sell such securities to persons other than established customers and ?accredited investors? (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse's income). For transactions covered by this rule, a broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market.

SEC regulations define a ?penny stock? to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction involving penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure about commissions payable to both the broker/dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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



We have adopted certain anti-takeover provisions. We have authorized 4,040,000 shares of preferred stock, which may be issued by our board of directors on such terms, and with such rights, preferences and designations as the board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. The 2,052,433 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control of us. In addition, certain ?anti-takeover? provisions of the Delaware General Corporation Law (the ?DGCL?), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

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

In addition, as of December 31, 2007, we will become subject to the requirements of Section 404 of the Sarbanes-Oxley Act. To date, we have taken limited actions with respect to compliance under Section 404. We may need to hire additional personnel and/or engage outside consulting firms to assist in our efforts to comply with Section 404. Any failure to improve our internal accounting controls or other problems with our control systems could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect or business and stock price.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


None.



PART II

Item 5.	Market for the Registrants' Common Equity and Related Stockholder
Matters
------------------------------------------------------------------------------

Our common stock is quoted on the OTC Bulletin Board under the trading symbol ?MKRS?. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

                                               Bid
                                        High          Low

2005

  First Quarter				$ 0.2000	    $ 0.1400
  Second Quarter				  0.2900          0.1450
  Third Quarter				  0.2400          0.1600
  Fourth Quarter				  0.2100          0.1610


2004

  First Quarter			      $ 0.1600        $ 0.0370
  Second Quarter				  0.1100		0.0600
  Third Quarter				  0.2000		0.0700
  Fourth Quarter				  0.2800		0.1500


The last price of our common stock as reported on the OTC Bulletin Board as of March 22, 2006 was $0.29 per share.

We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition, and capital requirements. The declaration and payment of dividends on our common stock is subject to the discretion of our board of directors and to certain contractual restrictions and limitations imposed under the DGCL. We do not anticipate paying dividends in the foreseeable future.

As of March 22, 2006, we had 443 holders of record of our common stock.




Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

Critical Accounting Policies And Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, recoverability of long-lived assets, income taxes, restructuring charges, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue from research and development contracts is recognized as work is performed and costs are incurred. Billings to the federal government are generally recognized in accordance with the terms of the applicable contracts, and utilize provisional indirect rates during the year. These rates are subject to audit by applicable government agencies. Unbilled revenue reflects work performed, but not billed at the time pending contractual requirements
and are classified as a current asset.   Billings to customers in excess of
revenue earned are classified as advanced billings, and shown as a liability.


Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), ?Share-Based Payment.? Statement No. 123(R) replaces Statement No. 123, ?Accounting for Stock-Based Compensation,? and supersedes APB Opinion No. 25, ?Accounting for Stock Issued to Employees.? Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.


On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for FASB?s Statement of Financial Accounting Standards No. 123 (revised 2004), ?Share-Based Payment? (?SFAS No. 123R?). Under the new rule, Mikros is required to adopt SFAS No. 123R in the first annual period beginning after December 15, 2005 for small business issuers. The adoption of this Interpretation did not have an impact on our financial condition or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (?SAB No. 107?), ?Share-Based Payment?, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures subsequent to adoption. The Company will adopt SFAS No. 123(R)and provide SAB No. 107 required disclosures effective January 1, 2006, using the modified prospective method with no restatement. The impact of future option or stock grants is dependent upon the quantity and nature of future stock-based compensation grants.

In May 2005, FASB issued SFAS 154, ?Accounting Changes and Error
Corrections?. The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, ?Accounting Changes?, and SFAS 3, ?Reporting Accounting Changes in Interim Financial Statements?. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on our financial statements.

In June 2005, FASB?s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, ?Determining the Amortization Period of Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination? (?EITF 05-6?). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We are evaluating the impact, if any, of EITF 05-6 on our financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, ?Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.? FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after December 15, 2004. The adoption of this Interpretation did not have an impact on our financial condition or results of operations.




Results of Operations
---------------------

General

In 2002, we re-entered the military electronic systems business and began pursuing SBIR awards within our areas of expertise. Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2005 and 2004. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

In 2006, we received additional funding in the amount of $2.95 million from The Department of the Navy for the continuation of the development and production of the ADEPT? maintenance tool for U.S. Navy surface combatants. This modification will expand the application of ADEPT? to include all Aegis ship variants for cruisers and destroyers. This market totals over 80 ships plus shore-based facilities. Future potential markets include foreign navies and other U.S. Navy ships. This maintenance and training tool allows U.S. Navy personnel to engage cutting-edge technology to reduce maintenance time and enhance skill levels of shipboard personnel.

We also have been notified by the U.S. Navy that we have been selected for a Phase II SBIR contract award to continue our research and development into the potentially detrimental interaction between commercial WLANs (e.g., Wi-Fi) and U.S. Navy radar systems. Under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE), Mikros will be evaluating the introduction of Wi-Fi networks onboard U.S. Navy carriers and developing a CVN Wi-Fi network planning tool.

The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as ?believes,? ?expects,? ?may,? ?will,? ?should? or ?anticipates? or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, products under development, size of markets for products under development and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-KSB. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: changes in business conditions, changes in our sales strategy and product development plans, changes in the radio digital data marketplace, competition between us and other companies that may be entering the radio digital data marketplace, competitive pricing pressures, market acceptance of our products under development, and delays in the development of products.


Compliance with Sarbanes-Oxley Requirements
-------------------------------------------

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financing reporting and have our independent auditors attest to such evaluation as of December 31, 2007. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. While we anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our external auditors are unable to attest on a timely basis to the adequacy of our internal control, we may be subject to additional scrutiny surrounding our internal control over financial reporting.

2005 vs. 2004
-------------

Total contract revenues in 2005 were approximately $1,550,000 compared to $1,044,000 in 2004, an increase of 48.5%. The increase was due to increased billings on the Phase III SBIR contract offset, in part, by lower billings on the Phase II SBIR contract. Additionally and as a result of these contracts, our cost of sales increased from approximately $714,000 in 2004 to approximately $933,000 in 2005, an increase of approximately 30.7%.

In 2005 and 2004, contract revenues were derived entirely from SBIR contracts.

General and administrative expenses were approximately $305,000 in 2005 compared to $191,000 in 2004. These expenses increased due to higher costs incurred for administrative and bid and proposal salaries and related costs. No interest expense was incurred in 2005 or 2004.

Engineering expenses were approximately $230,000 in 2005 compared to approximately $114,000 in 2004. There were higher engineering costs for the year ended December 31, 2005 due to the SBIR Phase III contract and rental costs associated with the lease of the research and development office located in Fort Washington, Pennsylvania.

In 2004, we recognized other income of approximately $67,000 as the result of changing our estimates associated with certain obligations. No such amounts were recorded in 2005.

We realized net income of approximately $135,000 in 2005 compared to net income of approximately $92,000 in 2004, an increase due in part to a deferred tax benefit of approximately $65,000 and the implementation of the Phase III SBIR contract. Such increase was offset by the near completion of the Phase II SBIR contract and the non-recurring nature of our other income recognized in 2004. Excluding other income recognized in 2004, net profit in 2005 increased by approximately $110,000 compared to 2004.

Liquidity and Capital Resources
-------------------------------

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

In 2005, we had cash flow provided by operations of approximately $32,000 compared to cash flow provided by operations of approximately $85,000 in 2004 primarily resulting from the change in estimates related to certain obligations previously discussed. There was working capital of approximately $116,000 as of December 31, 2005 as compared to a working capital of approximately $43,000 at December 31, 2004.

We maintain a line of credit facility for maximum borrowings of up to $34,000. Outstanding balances on this line of credit accrue interest at the bank?s published prime rate. This line matures in October 2006 and payment has been personally guaranteed by our President. There were no outstanding amounts under this line of credit at December 31, 2005.

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

Item 7.	Financial Statements
--------------------------------

The financial statements required to be filed pursuant to this Item 7 are appended to this report on Form 10-KSB beginning on page F-1.


Item 8.	Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure
------------------------------------------------------------------------------

On February 17, 2004, we accepted the resignation of Lipman, Selznick & Witkowski ("Lipman") as our independent auditors and engaged the services of Beard Miller Company LLP as independent auditors. The change in auditors was effective February 17, 2004. This determination was approved by our board of directors. Beard Miller Company LLP audited our financial statements for the fiscal years ended December 31, 2005, 2004 and 2003. During our two fiscal years ended December 31, 2002 and 2001, there were no disagreements between Mikros and Lipman on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to Lipman's satisfaction, would have caused Lipman to make reference to the subject matter of the disagreement in connection with its reports. Lipman's prior audit report on our financial statements for each of the two fiscal years in the period ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, with the exception of a going concern matter, audit scope, or accounting principles.


Item 8A. Controls and Procedures
--------------------------------

Based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, our president (principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC?s rules and forms and are operating in an effective manner.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company?s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 8B.  Other Information
---------------------------

None.



PART III

Item 9.  Directors and Executive Officers of the Company
---------------------------------------------------------

The current members of the Board of Directors of the Company are as follows:

      				       Served as a		Positions with
Name				Age		Director Since		the Company

Paul G. Casner		68			2002			Director


Thomas C. Lynch	 	63 			1997			Director

Thomas J. Meaney	 	71			1986			President
       and Director

Wayne E. Meyer		79			1988			Chairman of the
       Board and
       Director

Tom L. Schaffnit		59			2000			Director

The principal occupation and business experience, for at least the past five years, of each current director and named executive is as follows:

Paul G. Casner, Jr. has been a director of the Company since May 2002. From 1999 to March 2005, Mr. Casner served as Executive Vice President and Chief Operating Officer of DRS Technologies, Inc. From 1994 to 1998, Mr. Casner served as President of the Electronic Systems Group of DRS Technologies. Before joining DRS Technologies, Mr. Casner was the Chairman and Chief Executive Officer of Technology Applications and Service Company. Mr. Casner has over 35 years of Defense Industry experience, including several senior positions in Business Management, Technical Management, Strategic Planning and Business Development. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. Mr. Casner is also a director of ACE-COMM Corporation.

Thomas C. Lynch has been a Director of the Company since February 1997. Mr. Lynch is currently Senior Vice President of The Staubach Company. From August 2000 to November 2001, Mr. Lynch served as Senior Vice President of Safeguard Scientifics, Inc. From 1998 to August 2000, he was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc. Prior to joining CompuCom, Mr. Lynch had been Senior Vice President of Safeguard Scientifics, Inc., a position he held from November 1995. Mr. Lynch serves as a Director on the following boards: Pennsylvania Eastern Technology Council, Epitome Systems, Telkonet, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge and USO World Board of Governors. He has served as President of Valley Forge Historical Society and Chairman of the Cradle of Liberty Council, Boy Scouts of America. He currently serves as a trustee of the US Naval Academy Foundation.



Thomas J. Meaney has been a Director of the Company since July 1986 and was Chairman of the Board from June 1997 to February 1999. He was appointed President in June 1986 and continued to serve until February 1997. On September 30, 1998, he was reappointed President of the Company. From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated ("RVSI"), a manufacturer of robotic vision systems. Mr. Meaney served as a Director of RVSI until 1991 when he resigned from the post. Prior to 1983 and for more than five years, he was Vice President - Business Development, International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems. He presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania. Mr. Meaney is also a director of Ocean Power Technologies, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC. All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).
Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons.

Information Concerning the Board of Directors and Corporate Governance

Our board of directors held a total of three meetings during 2005. No director attended fewer than 75% of the meetings held by the board of directors, except for Thomas C. Lynch and Wayne E. Meyer.

Upon consideration of the criteria and requirements regarding director independence set forth in the rules of the National Association of Securities Dealers, Inc. ("NASD"), our board of directors has determined that a majority of its members are independent.

In March 2004, the board of directors formed an Audit Committee; however, we did not establish a compensation committee or a nominating committee. The full board of directors continues to perform the functions of a compensation committee and a nominating committee.

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

We are currently reviewing a written code of business conduct and ethics that will apply to our principal executive officer and principal financial and accounting officer, or persons performing similar functions. We anticipate adopting such code of business conduct and ethics during the second quarter of 2006. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to SEC rules by filing such amendment or waiver with the SEC.

Board Compensation
------------------

Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board.






The following table identifies the current executive officers of the Company:


            Capacities in 	         In Current
Name				Age		Which Served		Position Since
----------------        ---         -------------           --------------

Thomas J. Meaney	 	71	      President  			  September 1998
and Director

David C. Bryan		51		Executive Vice President  March 2002
					      Chief Operating Officer

Patricia A. Kapp	 	39		Secretary and		  September 1998
Treasurer


Item 10.  Executive Compensation
--------------------------------

The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 2003, 2004 and 2005.


	SUMMARY COMPENSATION TABLE





Annual
Compensation(1)

	Name and Principal Position

Year

Salary ($)
                  (a)
(b)
   (c)

Thomas J. Meaney, President

2005
2004
2003

  $52,800.00
  $14,025.00
      375.00


David C. Bryan, Executive Vice President

2005
2004
2003

  $156,000.00
    96,712.50
    20,425.00


(1)	The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total of annual compensation reported in the above table.




Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
------------------------------------------------------------------------

The following is certain information about our equity compensation plans as of December 31, 2005:


                              Equity Compensation Plan Information

              (a)				(b)				(c)
              ---------------------------------------------------------------
										Number of securities
              Number of securities to					remaining available for
		  be issued upon		Weighted-average		future issuance under
                 exercise of outstanding	exercise price of		equity compensation
options, warrants and  outstanding options,	plans (excluding
                  rights		        warrants and rights		securities reflected in
										column (a))
Plan Category
------------------------------------------------------------

Equity compensation plans
 approved by
 security holders	    391,818		$0.1914			   		   -

Equity compensation plans
 not approved by
 security holders		-		   -		    			   -

         		--------------		------------------		------------------

         Total		    391,818		$0.1914			                  -
  ==================             ==================




Common Stock

The following table sets forth certain information, as of March 22, 2006 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

  					 Amount and Nature
	   			          of Beneficial	       Percent
Name of Beneficial Owner	     Ownership(1)		Of Class


(i) Certain Beneficial Owners:

    Princeton Valuation Consultants, 2,920,050(2)         8.9
    L.L.C.
    5 Vaughn Drive
    Princeton, New Jersey 08540

Current Directors and Named Executives:


Paul G. Casner				 1,474,200(3)	   4.5

Thomas C. Lynch			       1,474,200(3)	   4.5

Thomas J. Meaney				 6,649,642(4)       19.1

Wayne E. Meyer			 	 4,263,450(5)       12.9

Tom L. Schaffnit				 2,174,654(6)	   6.6

All Current Directors and Officers as a Group
(seven persons)		            16,629,146(7)       42.4


*	Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



(2)	Includes 202,500 shares issuable upon conversion of Convertible
Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3)   Includes 1,091,800 shares issuable upon the exercise of warrants.

(4)	Includes 50,000 shares issuable upon conversion of Convertible Preferred
Stock, 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock and 1,091,800 shares issuable upon the exercise of warrants.

(5)	Includes 30,000 shares issuable upon conversion of Series B Convertible
Preferred Stock, 100,000 shares issuable upon the exercise of options and 1,091,800 shares issuable upon the exercise of warrants.

(6) Includes 341,395 shares issuable upon the exercise of options and 1,091,800 shares issuable upon the exercise of warrants.

(7)	See Notes 3 through 6.  Also includes 30,000 shares issuable upon the
	exercise of options held by other officers.






Convertible Preferred Stock

The following table sets forth certain information, as of March 22, 2006, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

           Amount and Nature
     					     of Beneficial	 Percent
Name of Beneficial Owner	     Ownership(1)     	 of Class

(i)	Certain Beneficial Owners:

Princeton Valuation Consultants         202,500         79.4
  L.L.C.
5 Vaughn Drive
Princeton, New Jersey 08540

(ii)	Current Directors and Named Executives:

	Paul G. Casner			   --			   --

Thomas C. Lynch				   --			   --

Thomas J. Meaney				   50,000		  19.6

Wayne E. Meyer				   --			   --

Tom L. Schaffnit				   --                --


(iii)	All Current Directors and Officers as a Group
(seven persons)			        50,000	        19.6


(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 22, 2006, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and
(iii) all current directors and officers as a group.

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







Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 22, 2006, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

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



Series D Preferred Stock

The following table sets forth certain information, as of March 22, 2006, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.


       Amount and Nature
   						of Beneficial		Percent
Name of Beneficial Owner		   Ownership(1)     	of Class

(i)	Certain Beneficial Owners:

Princeton Valuation Consultants,          138,000	      20.0
 L.L.C.
5 Vaughn Drive
Princeton, New Jersey 08540

Frederick C. Tecce				138,000		20.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

JoAnne E. Burns                            69,000		10.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

George W. Taylor					 69,000           10.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

(ii) Current Directors and Named Executives:

Paul G. Casner					--			 --

Thomas C. Lynch					--		       --

Thomas J. Meaney					138,000		20.0

Wayne E. Meyer					138,000		20.0

Tom L. Schaffnit					--			 --


(iii)	All Current Directors and Officers as a Group
(seven persons)					276,000	      40.0


(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.










Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

None.




Item 13.  Exhibits
-----------------------------------------------------------------


Note: All exhibits that were filed as exhibits (i) to our Registration Statement on Form S-18, File No. 2-67918-NY, as amended, or (ii) if so specified, to previously filed Annual Reports on Form 10-KSB or to previously filed Current Reports on Form 8-K, are indicated by a parenthesis setting forth the exhibit number by which the exhibits were identified in said Registration Statement and are hereby incorporated by reference.

      3.1	Certificate of Incorporation [Exhibit 2(I)].
      3.2  	By-laws [Exhibit 2(II)].
      3.3   Form of Certificate of Amendment to Certificate of
           	Incorporation [Exhibit 2(III)].
      3.4  	Form of Certificate of Amendment of Incorporation with
           	respect to increase of authorized shares [Exhibit IV)].
      3.5 Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12,
1988].
      3.6  	Certificate of Designations of Serial Preferred Stock
           	[Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994].
     10.1   1988 Restricted Stock Award Plan. [Exhibit 10.20 to
           	Form 10-K for 1988 filed May 15, 1989].
     10.2  	Form of Restricted Stock Agreement. [Exhibit 10.21 to
           	Form 10-K for 1988 filed May 15, 1989].
     10.3  	Incentive Stock Option [Exhibit 10(c)(III) to Form 10-K
           	for the year ended December 13, 1981].
     10.4  	Amended and Restated Stock Option Plan (1988)[Exhibit
           	10.27 to Form 10-K for 1989 filed April 3, 1990].
     10.5  	Form of 1996 Warrant with Schedule of Warrants.
     		[Exhibit 10.24 to Form 10-K filed February 28,1997].
     10.6  	Registration Statement of shares included in the
 	     	Incentive Stock Option Plan (1981)and the 1992
     		Incentive Stock Option Plan [Form S-8/S-3 filed April 25,1997].
     10.7   Contribution Agreement dated as of January 28, 2003.
       between the Company and Paul G. Casner, Thomas C. Lynch, Thomas J. Meaney, Wayne E. Meyer and Tom L. Schaffnit [Exhibit 10.24 to Form
10-KSB filed March 31, 2003].
31.1	Certification of principal executive officer and principal
financial officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
     32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002, 18 U.S.C. 1350.



Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
We have engaged Beard Miller Company LLP for the audit of our financial statements for the years ended December 31, 2005 and 2004 and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the years ended December 31, 2005 and 2004 for a fee of $25,500 and $18,008, respectively.

Audit-Related Fees
-----------------

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2005 and 2004.


Tax Fees
--------

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2005 and 2004.


All Other Fees
--------------

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2005 and 2004.


Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

All auditing services and non-audit services (other than the de minimis exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved in the future by the Audit Committee. Any future Audit-Related Fees and Tax Fees will be pre-approved by the Audit Committee.






						SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)



Dated: March 31, 2006
                          By: /s/ Thomas J. Meaney
                          --------------------------------
        Thomas J. Meaney, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


Signatures                                   Date


/s/ Wayne E. Meyer
---------------------------		   	   March 31, 2006
Wayne E. Meyer, Chairman


/s/ Paul G. Casner
---------------------------		   	   March 31, 2006
Paul G. Casner, Director


/s/ Thomas C. Lynch                    	   March 31, 2006
------------------------------
Thomas C. Lynch, Director


/s/  Thomas J. Meaney
------------------------------		   March 31, 2006
Thomas J. Meaney, Director


/s/  Tom L. Schaffnit                        March 31, 2006
------------------------------
Tom L. Schaffnit, Director






       Report of Independent Registered
       Public Accounting Firm




To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION
Princeton, New Jersey

We have audited the accompanying balance sheet of Mikros Systems Corporation as of December 31, 2005, and the related statements of operations, shareholders? equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company?s internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2005, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


       /s/ Beard Miller Company LLP



Beard Miller Company LLP
Reading, Pennsylvania
March 3, 2006












       MIKROS SYSTEMS CORPORATION
                              BALANCE SHEET

                                      DECEMBER 31,
         ASSETS                           2005
------------------------------       ------------

CURRENT ASSETS
  Cash                                $  110,154

  Receivables on Government Contracts    102,359

  Other Current Assets                    16,893
                                     ------------
TOTAL CURRENT ASSETS                     229,406
                                     ------------

  Patents						 5,330

  Less: Accumulated Amortization          (1,333)
                                     ------------
                                           3,997


  Equipment                               11,524

  Less: Accumulated Depreciation          (2,267)
 						 ------------
  							 9,257
                                     ------------

  Deferred Tax Asset				65,000
                                     ------------

TOTAL ASSETS				 $   307,660
                                     ============

	See Notes to Financial Statements



























				MIKROS SYSTEMS CORPORATION
                           BALANCE SHEET (continued)


         LIABILITIES AND                            DECEMBER 31,
 SHAREHOLDERS'  EQUITY (DEFICIENCY)                      2005
----------------------------------                  -----------
CURRENT LIABILITIES

  Taxes Payable					   $   5,200
  Accrued Payroll and Payroll Taxes                  $  50,438
  Accounts Payable                                      58,171
                                                   ------------
TOTAL CURRENT LIABILITIES                              113,809
                                                   ------------

  Long-term Liabilities				      15,788
                                                   ------------

TOTAL LIABILITIES					     129,597

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

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753 shares
	                          	                   317,668

  Capital in excess of par value                    11,422,976

  Accumulated Deficit                              (11,663,505)
                                                   ------------
TOTAL SHAREHOLDERS' EQUITY    	          	      97,613
                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   DEFICIENCY				              $    307,660
                                                   ============

	See Notes to Financial Statements























                       MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF OPERATIONS

				  		Years Ended December 31,
                                        2005          2004
                                    ------------   -----------

 Contract Revenues			$  1,549,669   $1,043,714

 Cost of sales				     932,717      714,451
                                    ------------   -----------

 Gross margin				     616,952	329,263
                                    ------------   -----------
 Expenses
   Engineering				     229,610	113,832
   General and Administrative            305,317      190,884
                                     ------------  -----------
   Total expenses                        534,927      304,716
                                     ------------  -----------

 Income from operations       	      82,025       24,547

 Other Income:
   Interest                        		     0           36
   Other Income                                0       67,298
                                     ------------  -----------
 Net income before income taxes           82,025       91,881

 Income taxes 				     (52,500)          0
						 ------------  -----------

 Net income                           $  134,525    $  91,881
                                     ============  ===========

Basic and diluted earnings
   per share 			 	  $     0.00    $    0.00
                                     ============  ===========
Weighted average number of shares
 outstanding                          31,766,753    31,566,753
                                    ============  =============

See Notes to Financial Statements




















MIKROS SYSTEMS CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2005 AND 2004



$0.01 Par Value
1951:  -------------------------------------------------------------
 Par     Number     Par     Number       Par
1953:  of shares   Value   of shares  Value   of shares    Value
1954:  --------------------------------------------------------------

1956: Balance, January 1, 2004
                     255,000  $2,550  1,102,433  $11,024  690,000  $6,900

Net loss

1960:   ----------  -------  ---------  -------   --------- --------
1961:  Balance,December 31, 2004
                     255,000  2,550 1,102,433  11,024  690,000  6,900


Net income
---------- ------  ----------  -------   --------- --------
Balance, December 31, 2005
                      255,000   $2,550   1,102,433  $11,024    690,000   $6,900
1967:    ========== ======  =========-  =======   ========= ========


                                       Capital in
    Common Stock       excess of     Accumulated
     $0.01 Par Value     Par Value       Deficit	     Total
      ------------------------------------------------------------------
                               Number      Par
                              of shares   Value
      ------------------------------------------------------------------

Balance,January 1, 2004
         31,766,753  $317,668 $ 11,422,976   $(11,889,912)    (128,794)

Net Income
                      		                91,882        91,882
----------  --------  -----------   ------------    ---------
Balance,December 31, 2004
          31,766,753  $317,668   11,422,976    (11,798,030)     (36,912)


Net Income						                      134,525      134,525
----------  --------- -----------   -------------    ---------
Balance, December 31, 2005
           31,766,753   $317,668 $ 11,422,976   $(11,663,505)   $  97,613
1992:  ==========  ========  ===========   =============   ==========

                                  See Notes to Financial Statements

























MIKROS SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS



                                                Years Ended December 31,
                                                    2005         2004
                                             ------------    -----------
Cash Flow From Operating Activities:
 Net income                                  $   134,525     $    91,881
 Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and Amortization                      2,663          5,100
 Impairment loss on fixed assets and patents            0          6,836

Net Changes in Operating Assets and Liabilities
  Accounts Receivable                              69,782        (121,593)
  Other Current Assets                            (12,812)             48
  Accounts Payable                                (22,818)         37,707
  Accrued Payroll and Payroll Taxes                 3,412             848
  Accrued expenses and other liabilities          (77,809)         64,068
  Deferred Taxes    					  (65,000)			0
                                               -----------      ---------

Net Cash Provided By operating activities          31,943	       84,895

Cash Flow From Investing Activities:

   Purchase of Equipment				  (10,182)             0
   Costs associated with patent development        (5,330)             0
                                               -----------      ----------

Net Cash Used In Investing Activities:            (15,512)             0

                                               -----------      ----------
Net Increase in Cash                               16,431          84,895

Cash, Beginning of year 	                      	   93,723            8,828
                                     		      -----------      ----------
Cash, end of year                            $    110,154    $    93,723
                                             =============   =============



See Notes to Financial Statements



				   MIKROS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  THE COMPANY
---------------------

Mikros Systems Corporation (the ?Company?) was founded in 1978 in Albany, New York. The Company's headquarters are located at 707 Alexander Road, Suite 208, Princeton, New Jersey; telephone (609)987-1513.

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

In November 2002, Safeguard Scientifics sold its equity interests in MBC, 3D and the Company to Paul G. Casner, Thomas Lynch, Thomas J. Meaney, Wayne E. Meyer and Tom L. Schaffnit, each of whom is a Director of the Company. Mr. Meaney also is President, Chief Executive Officer and Chief Financial Officer of the Company. Each of such individuals acquired from Safeguard Scientifics (Delaware), Inc. 382,400 shares of the Company?s Common Stock and warrants to purchase 1,091,800 shares of Common Stock. In January 2003, Messrs. Casner, Lynch, Meaney, Meyer and Schaffnit each contributed the equity interests of MBC and 3D to the capital of the Company. Upon this contribution, MBC and 3D became wholly owned subsidiaries of the Company. The Company subsequently dissolved MBC and 3D during 2003.

In May 2002, the Company entered into a phase I research contract with the Naval Surface Warfare Center in Dahlgren, Virginia. This contract was designed to help fund the development of a certain technology to be utilized by the U.S. Department of Defense. This contract provided for research funding of approximately $100,000 in 2002 and 2003.

In 2004 and 2003, the Company?s only revenues were generated from Phase I, II and III research contracts with the Naval Surface Warfare Center in Dahlgren, Virginia. The Phase II contract was entered into on August 8, 2003 and is expected to continue through the first quarter of 2005. The contract provided for initial research funding of $150,000, which was later increased to $600,000. The contract also provides for supplemental funding of up to $250,000, at the option of the issuer. The Contract is a cost plus a fixed fee contract and the Company is billing its actual costs on a bi-weekly basis. As of December 31, 2004, the Company had billed $930,000 under this phase II contract.

In June 2004, the Company was awarded a Small Business Innovation Research
(SBIR) Phase I contract from the Office of Naval Research. Valued at approximately $100,000, the contract is for researching and evaluating techniques to minimize interference between the U.S. Navy radar and wireless communication systems.

In September 2004, the Company was awarded a Small Business Innovation Research (SBIR) Phase III contract from the Naval Surface Warfare Center ? Dahlgren, Virginia valued at approximately $2,400,000, the contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The Multi-Function Distributed Analysis Tool (MFDAT) has been designed by the Company under the SBIR Phase II contract, which began in August 2003. As of December 31, 2005, the Company had billed $1,512,328 under this Phase III contract.

On March 2, 2006, the Company announced that it had received additional funding in the amount of $2.95M from The Department of the U.S. Navy for the continuation of the development and production of the ADEPT? maintenance tool for U.S. Navy surface combatants. This modification will expand the application of ADEPT? to include all Aegis ship variants for cruisers and destroyers. This market totals over 80 ships plus shore-based facilities. Future potential markets include foreign navies and other U.S. Navy ships. This maintenance and training tool allows U.S. Navy personnel to engage cutting-edge technology to reduce maintenance time and enhance skill levels of shipboard personnel.




NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------


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


Accounts Receivable on Government Contract
------------------------------------------

Accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts, if necessary. When necessary, the allowance for doubtful accounts is established through provisions charged against operations. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management?s periodic evaluation of the adequacy of the allowance is based on past experience, agings of the receivables, adverse situations that may affect a customers? ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. No allowance for doubtful accounts was recorded at December 31, 2005.


Cash
----

Cash balances consist of balances that are immediately available to the company and are held by financial institutions. These balances may, at times, exceed FDIC insured limits.


Equipment
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 years. Depreciation expense amounted to $1,330 and $5,100 for years ended December 31, 2005 and 2004, respectively. During the fourth quarter of 2004 and based upon the review of its fixed assets, the Company recorded an impairment charge of $6,836, which was the remaining carrying value of certain assets that were believed to have no further use to the Company. This charge is included in the accompanying statement of operations for the year ended December 31, 2004 as general and administrative expenses.


Earnings per Common Share
-------------------------

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

Stock Options
-------------

The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which requires expanded disclosures of stock-based compensation arrangements. SFAS No. 123 encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. It allows the Company to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. The Company has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded to employees as prescribed in APB 25. SFAS No. 123 requires company?s that continue to utilize APB 25 to make pro-forma disclosures of net income and earnings per share as if the fair-value method of accounting prescribed by SFAS No. 123 had been applied. Management has determined that proforma net income and earnings per share information is not materially different than reported net income and earnings per share.






Revenue Recognition
-------------------

Revenues under the Phase I, Phase II, and Phase III contracts are recognized when the Company incurs reimbursable costs under the contract. During 2005 and 2004, all contract revenues were recognized on contracts with the Federal Government.

Patents
-------

The Company has two patents covering digital signal processing technology and our base scheme of implementing Link-11. The Company also has developed and continue to develop intellectual property (technology and data) under our SBIR contracts. Under the ADEPT? development program, the Company has filed for three technology patents dealing with maintenance procedure automation and dynamic maintenance personnel training, and expects to file additional patents in the near future. In 2005, the Company was amortized the costs of its provisional patents in the amount of $1,333. These patent costs are being amortized over their one-year legal life.


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

Deferred Rent
-------------

Rent expense under operating leases providing for rent abatements and fixed non-contingent escalations is recognized on a straight-line basis over the term of each individual underlying lease. The cumulative net excess of recorded rent expense over lease payments made is reflected on the balance sheet as deferred rent and is included within long-term accrued expenses.


Recently Issued Accounting Standards
------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123, ?Accounting for Stock-Based Compensation,? and supersedes APB Opinion No.25, ?Accounting for Stock Issued to Employees,? and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact that this standard will have on its result of operations and financial position.

On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for FASB?s Statement of Financial Accounting Standards No. 123 (revised 2004), ?Share-Based Payment? (?SFAS No. 123R?). Under the new rule, Mikros is required to adopt SFAS No. 123R in the first annual period beginning after December 15, 2005 for small business issuers. The adoption of this Interpretation did not have an impact on the Company?s financial condition or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (?SAB No. 107?), ?Share-Based Payment?, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures subsequent to adoption. The Company will adopt SFAS No. 123(R)and provide SAB No. 107 required disclosures effective January 1, 2006, using the modified prospective method with no restatement. The impact of future option or stock grants is dependent upon the quantity and nature of future stock-based compensation grants.

In May 2005, FASB issued SFAS 154, ?Accounting Changes and Error
Corrections?. The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, ?Accounting Changes?, and SFAS 3, ?Reporting Accounting Changes in Interim Financial Statements?. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on our financial statements.

In June 2005, FASB?s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, ?Determining the Amortization Period of Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination? (?EITF 05-6?). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on our financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, ?Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.? FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after December 15, 2004. The adoption of this Interpretation did not have an impact on the Company?s financial condition or results of operations.


NOTE 3 ? STOCKHOLDERS? EQUITY
-----------------------------

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

As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000. During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. Such waiver does not affect dividends accrued through December 31, 2005.





COMMON STOCK WARRANTS
---------------------

Certain shareholders hold warrants that give such shareholders the right to purchase, at any time, 5,459,000 shares of the Company?s common stock.

These warrants expire in November 2006 and can be exercised at a price of $.78 per share for the purchase of 3,071,000 shares of common stock and $.65 per share for the purchase of 2,388,000 shares of common stock. None of the warrants were exercised as of December 31, 2005.


NOTE 4 - INCOME TAXES
---------------------

The income tax provision is comprised of the following:


    					   2005   	   2004
                             ---------   ---------
Current tax expense         	$ 29,000    $     0
Deferred tax expense (benefit) (65,000)    25,548
Increase (decrease) in
  valuation allowance          (16,500)   (25,548)
                              ---------   ---------

Net Tax Provision           $	 (52,500) $      0
                             ==========   =========

The difference between the statutory federal income tax rate and the effective Company tax rate is as follows:

                               2005		  2004
                             --------   ----------
Federal statutory rate		 34.0%	 34.0%
State taxes                     6.0         6.0
Utilization of net operating
 loss carry forward	       (34.0%)	(40.0%)
Reduction of deferred tax
  Valuation allowance          (70.0)         0
                             ---------  ----------
Effective tax rate             (64.0%)	  0.0%
                             =========  ==========



Total available net operating loss carry forwards at December 31, 2005 are reflected in the following schedule:

                     		YEAR         AVAILABLE FOR      AVAILABLE FOR
              			 OF             FEDERAL            STATE
            		     EXPIRATION       TAX PURPOSES      TAX PURPOSE


                              2010             600,000              79,000
                              2011           1,422,000                  -
                              2017             339,000                  -
                              2019             307,000                  -
                              2021              77,000                  -
                              2022              39,000                  -
				2023		  107,000
                                           --------------     -------------
                                           $ 2,891,000         $    79,000
                                           ==============     =============


During 2005, federal net operating loss carry forwards of approximately $83,000 were utilized by the Company for purposes of the Company?s tax provision. Consequently, the Company?s valuation allowance associated with the related deferred tax assets was reduced by approximately $16,500 and $26,000 in 2005 and 2004, respectively.

The deferred taxes consist of the following as of December 31:

                               2005          2004
                             ---------    ---------
Deferred tax asset:
  Net operating loss
  carry forwards           $    982,940 $  1,022,043
  Valuation allowance          (917,940) ( 1,022,043)
                             ----------   -----------
Net deferred tax asset     $     65,000 $        -
                             ==========   ===========

NOTE 5 - STOCK OPTIONS
----------------------

The Company has outstanding stock options for the purchase of the Company?s common stock. These options were issued pursuant to a stock option plan adopted by the Company in 1992. The ability to grant options under this plan expired in 2002. Specific terms of the remaining options outstanding under this plan are dictated by the term of individual stock option agreements. Generally, the exercise price of the options is the market price of the Company?s stock on the date that the option was granted.

A summary of the status of the Company?s stock option plan as of December 31, 2005 and 2004 is presented below:

              Weighted              Weighted
               Average              Average
              Exercise              Exercise
Price        2004     Price
     -----------------------------------------
Options outstanding beginning
  of year  401,818   $0.1913     401,818     $0.1913
Granted 			             -         -           -           -
Exercised  			             -         -           -           -
Cancelled			       (10,000)        -           -           -
                                     -----------------------------------------
Options outstanding, end of year
                          391,818   $0.1914     401,818     $0.1913
                                     =========================================

Options exercisable, end of year: 	391,818   0.1914      401,818     0.1913
					================================











The following table summarizes information about options outstanding at December 31, 2005:
					        2005
                               Options Outstanding
   ---------------------------------------------------------
               Number        Weighted Avg.       Options
   Exercise  Outstanding       Remaining       Exercisable at
   Prices   at 12/31/05    Contractual Life       12/31/05
                                (Years)
   --------  -----------    ----------------   -------------
  $0.1500	  280,000 		   4.08   		    280,000
  $0.2200      81,818		   4.67        	     81,818
  $0.5000	   30,000      	   0.58		     30,000

              391,818                      	    391,818
              =======                              =========

Note 6 ? EARNINGS PER SHARE
---------------------------

The Company?s calculation of earnings per share is as follows:


        2005	        2004
       -----        -----

Net income applicable to common
 stockholders				      $     134,525   $     91,881
                                              ==========    ==========
Average basic shares outstanding             31,766,753     31,566,753

Assumed conversion of preferred stock	    3,562,299      3,562,299
Effect of dilutive options and warrants          80,000           -
                                              ----------   -----------
Average dilutive shares outstanding          35,409,052     35,329,052
                                             ===========   ===========

Net income per common share - basic and
 diluted					       $     0.00   $      0.00
                                             ============  ===========

A total of 5,570,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2005. A total of 10,000 shares of common stock options were not included in the above calculation due to expiration during 2005.

A total of 5,860,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2004.


Note 7 ? LINE OF CREDIT
-----------------------

The Company maintains a line of credit facility for maximum borrowings of up to $34,000. Outstanding balances on this line of credit accrue interest at the bank?s published prime rate. This line matures in October 2006 and payment has been personally guaranteed by the Company?s President. There were no amounts outstanding under this line at December 31, 2005.


NOTE 8 - COMMITMENTS
--------------------

The Company leases its executive office and marketing facilities through month-to-month leases. The Company?s engineering-research, design and
development lease agreement runs through November 30, 2010.   Total rent
expense during 2005 and 2004 was $45,254 and $21,100, respectively. The Company executed a new lease for engineering office space located in Fort Washington, Pennsylvania that commenced on September 1, 2005 and continues for 63 months. The first monthly payment of $5,181.00 was due on January 1, 2006 and the terms of the lease include an annual rate increase through the end of the lease.


Note 9 - SERIES C REDEEMABLE PREFERRED STOCK
---------------------------------------------

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

b)	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

c)	evaluated the effectiveness of the small business issuer?s
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the small business issuer?s internal control over financial reporting that occurred during the small business issuer?s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer?s internal control over financial reporting; and

5. 	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer?s auditors and the audit committee of the small business issuer?s board of directors
(or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer?s ability to record, process, summarize and report
financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer?s internal control over financial reporting.

					/s/ Thomas J. Meaney _______________
Dated:	March 31, 2006	Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)


EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
		In connection with the Annual Report on Form 10-KSB of Mikros Systems Corporation (the ?Company?) for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), the undersigned, Thomas J. Meaney, President, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:
2733:  (1) The Report fully complies with the requirements
           of Section 13(a) or
       15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


					/s/ Thomas J. Meaney* ___________
Dated:	March 31, 2006	Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)

*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.