Form 10QSB
period 2006-03-31
MIKROS SYSTEMS CORP
filed 2006-05-15
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Commission File No. 2-67918

Mikros Systems Corporation
--------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware					   14-1598200
--------				         ----------
(State or Other Jurisdiction         (I.R.S. Employer
 of Incorporation or Organization)   Identification No.)

707 Alexander Road, Building Two, Suite 208,
Princeton, New Jersey 08540
-------------------------------------------
(Address of Principal Executive Offices)

609-987-1513
------------
(Issuer?s Telephone Number, Including Area Code)

-------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since
Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ___X___      No:_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:________ No:___X___

State the number of shares outstanding of each of the issuer?s classes of common equity, as of May 11, 2005:

Class                           Number of Shares
-----                           ----------------
Common Stock, par value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____




TABLE OF CONTENTS
						     	PAGE #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

	CONDENSED BALANCE SHEET
	As of March 31, 2006?????????????????    	3

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended
        March 31, 2006 and 2005??????????????   5

	CONDENSED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,
        2006 and 2005?.??????????????????????   6

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS???????????????????????????? 	7

 Item 2. Management?s Discussion and Analysis of
         Financial Condition and Results of
	  Operations

        Overview????????????????????????????   11

	  Results of Operations????????????????  13

	  Liquidity and Capital Resources??????  13

 Item 3. Controls and Procedures???????????    15

PART II.  OTHER INFORMATION

	   Item 6.  Exhibits???????????????????  16

	   SIGNATURES??????????????????????????  17

          CERTIFICATIONS?????????????????????? 18






PART I.  Financial Information

Item 1. Condensed Financial Statements



MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)



				            March 31,
ASSETS				          2006
------ 			             --------

CURRENT ASSETS

  Cash					$ 187,920
  Receivables on Government
      Contracts                 	  105,480
  Other Current Assets		         15,468
					       --------
  TOTAL CURRENT ASSETS		        308,868
   					       --------

FIXED ASSETS

  EQUIPMENT				   	   11,524
    Less: Accumulated Depreciation     (3,115)
					       --------
FIXED ASSETS, NET			          8,409
				             --------

OTHER ASSETS

   Deferred Tax Asset			   53,000

   Patents					    5,471
   Less: Accumulated Amortization      (2,701)
                                     --------
   Patents, Net                         2,770
                                     --------

TOTAL OTHER ASSETS			   55,770
                                     --------

TOTAL ASSETS		  	 	$ 373,047
                                    =========


  See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                               March 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               2006
						           ---------
CURRENT LIABILITIES

  Accrued Payroll and Payroll Taxes		      $  60,393
  Accrued Expenses				          9,870
  Accounts Payable				         88,511
                                                ---------
TOTAL CURRENT LIABILITIES                         158,774

Long-term Liabilities/Annual Rent Expense          16,043
                                                ---------

TOTAL LIABILITIES						  174,817
                                                ---------
REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares      80,450
  		                                    ---------

SHAREHOLDERS' EQUITY

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares     2,550

  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                 11,024

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding                                       6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                          317,668

  Capital in excess of par                     11,422,976
  Accumulated deficit                         (11,643,338)
                                               -----------
TOTAL SHAREHOLDERS' EQUITY                        117,780
                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 373,047
                                               ===========

See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


			               Three Months Ended,
                          March 31, 2006	   March 31, 2005
                          --------------       ---------------

Revenues:

Contract Revenue  	   $	   538,590	   $	 355,413

Cost of Sales	    		   339,506 	       206,430
                          --------------       --------------
Gross Margin	   	  	   199,084	       148,983
                          --------------       --------------

Expenses:

  Engineering		          52,182          21,455
  General & Administrative       111,534          96,714
                          --------------       --------------
Total Expenses                   163,716         118,169

Net income before income
  tax expense                     35,368	        30,814

Income tax expense                15,200               0
                          --------------       --------------

Net Income                  $     20,168     $    30,814
                          ==============       ==============

Basic and diluted
 earnings per share	     $      0.00     $      0.00
                          ==============       ==============

Weighted average number
  of share outstanding        31,766,753       31,766,753
                          ==============       ==============


See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                            The Three Months Ended
                                       March 31, 2006   March 31, 2005
                                       -------------   ----------------
Cash Flow From Operating Activities:
   Net Income                            $    20,168	   $   30,814
Adjustments to reconcile Net Income
   to net cash provided by (used in)
   Operating Activities:
   Depreciation and Amortization	           2,216            150
   Net Changes in Operating Assets and
   Liabilities
   (Increase) Decrease in:
   Accounts Receivable			         (3,121)	       (78,753)
   Other Current Assets			          1,425             (695)
   Deferred Tax Provision           	   12,000                0

Increase (Decrease) in:
   Accounts Payable  			         30,340           69,496
   Accrued Payroll and Payroll Taxes	    9,954           (3,615)
   Other Accrued Expenses	       	    4,925  	   	 (46,500)
                                            ---------       ---------
 Net Cash provided by (used in)
    Operations                               77,907 	       (29,103)
                                             ---------	---------
Cash Flow from Investing Activities:
     Purchase of Equipment			        0 		    (954)
     Costs associated with Patent Development  (141)               0
                                             ---------      ---------
 Net Cash used in Investing Activities         (141)            (954)
                                             ---------      ---------

Net Increase (Decrease) in Cash	          77,766         (30,057)
Cash, beginning of the period                110,154          93,723
                                             ---------      ---------
Cash, end of period           	    $    187,920 	   $     63,666
                                             ========= 	=========



See Accompanying Notes to Condensed Financial Statements.







MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 MARCH 31, 2006
(UNAUDITED)


Note 1 ? Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company?s Annual Report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of the Company?s management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 ? Shareholder?s Equity:

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


CONVERTIBLE PREFERRED STOCK
---------------------------

Each share of the convertible preferred stock can be redeemed at the Company's option for $1.00 per share or can be converted into shares of the Company's common stock. Each share of preferred stock is convertible into one share of common stock. This conversion rate is subject to adjustment in certain circumstances. Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to their redemption price once the holders of Series B and Series C Preferred Stock have been fully paid.


MANDATORILY REDEEMABLE SERIES C PREFERRED STOCK
-----------------------------------------------

The Series C Preferred Stock is not convertible into any other class of the Company?s stock and is subject to redemption at the Company?s option at any time. In addition, redemption is mandatory if certain events occur, such as capital reorganizations, consolidations, mergers, or a sale of all or substantially all of the Company?s assets. Upon any liquidation, dissolution or winding up of the Company, each holder of Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the then effective redemption price for each share of Series C Preferred Stock held by such holder. Upon payment of the effective redemption price, the holders of Series C Preferred Stock will not be entitled to any further payment.


SERIES D PREFERRED STOCK
------------------------

The Series D Preferred Stock provides for an annual cumulative dividend of $0.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Company, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Company's Convertible Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, an amount in cash equal to the effective redemption price for each share of Series D Preferred Stock held by such holder. Upon payment of the effective redemption price, the holders of Series D Preferred Stock will not be entitled to any further payment.

As of March 31, 2006, there were dividends in arrears on shares of Series D Preferred Stock of $828,000. In January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends effective as of January 1, 2006. Such waiver does not affect dividends accrued through December 31, 2005.




Note 3 ? Earnings Per Share

The Company?s calculation of earnings per share is as follows for the periods presented:



				     			The Three Months Ended
                                	March 31, 2006   March 31, 2005


Net income applicable to common
 stockholders			         	$  20,168   $  30,814
                                      	==========  ==========

Average basic shares outstanding       	31,766,753   31,766,753

Assumed conversion of preferred stock	 3,562,299    3,562,299
Effect of dilutive options and warrants      139,596            -
                                          ----------   ----------
Average diluted shares outstanding       35,468,648   35,329,052
                                          ===========  ===========

Net earnings per common share
 basic and diluted			      $    0.00   $     0.00
                                          =========== ============

A total of 5,489,000 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended March 31, 2006.

A total of 5,860,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended March 31, 2005.


Note 4 ? New Accounting Pronouncements

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (?SAB No. 107?), ?Share-Based Payment?, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures subsequent to adoption. The Company adopted SFAS No. 123(R)and will provide SAB No. 107 required disclosures effective January 1, 2006, using the modified prospective method with no restatement. The impact of future option or stock grants is dependent upon the quantity and nature of future stock-based compensation grants.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, ?Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event?. This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee?s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position was applied upon initial adoption of Statement 123R and did not have an impact on the Company?s financial statements.






Item 2.  Management?s Discussion and Analysis of
         Financial Condition and Results of Operations.



OVERVIEW
--------

Unless otherwise indicated or the context otherwise requires, all references to ?Mikros?, the ?Company?, ?we?, or ?our? and similar terms refer to Mikros Systems Corporation. Mikros is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications. Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering. Our headquarters are located at 707 Alexander Road, Suite 208, in Princeton, New Jersey.

On March 2, 2006, we received an amendment to the SBIR Phase III contract for additional funding in the amount of $2.95M from The Department of the Navy for the continuation of the development and production of our Adaptive Diagnostic Electronic Portable Testset or ADEPT? maintenance tool for U.S. Navy surface combatants. This modification will expand the application of ADEPT? to include all Aegis ship variants for cruisers and destroyers. This market totals over 80 ships plus shore-based facilities. Future potential markets include foreign navies and other U.S. Navy ships. This maintenance and training tool allows U.S. Navy personnel to engage cutting-edge technology to reduce maintenance time and enhance skill levels of shipboard personnel.

ADEPT? began as a U.S. Navy Small Business Innovation Research (SBIR) program in 2002, and over the course of development, Mikros has filed for three technology patents with the U.S. Patent & Trademark Office dealing with maintenance procedure automation and dynamic maintenance personnel training. Mikros expects to file additional patents in the near future.

The first two production units are now in qualification testing, and an additional four units were scheduled and completed in April 2006.
These additional units will be delivered to the U.S. Navy for shore-based and shipboard testing and evaluation.

On May 1, 2006, we were awarded an SBIR Phase II contract from Space and Naval Warfare Systems Command (SPAWAR), San Diego, as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program. This SBIR Phase II effort will focus on the real world implications of incorporating wireless networking into the aircraft carrier (CVN platform) environment. The overall technical objective is to facilitate the introduction of commercial wireless communication systems, e.g. Wi-Fi, onto the U.S. Navy CVN platform through: (1) the identification and testing of potential own-ship electromagnetic interference (EMI) issues; (2) the development and testing of viable mitigation technologies to overcome adverse EMI effects; (3) the development of a CVN Wi-Fi network planning tool to support networking within a highly reconfigurable shipboard environment. This contract is initially for the CVN platform, but is expected to be eventually applicable to other U.S. Navy ships.

Mikros continues to pursue several SBIR projects with Homeland
Security, the U.S. Navy, and other government agencies.

Statements contained or incorporated by reference in this Quarterly Report on Form 10-QSB that are not based on historical facts are ?forward-looking statements? within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as ?may,? ?will,? ?expect,? ?estimate,? ?anticipate,? ?continue,? or similar terms, variations of such terms or the negative of those terms.

Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives. The forward-looking statements include risks and uncertainties, including, but not limited to, the anticipated size of and growth in the markets for the Company?s products, the trends favoring the use of the Company?s proposed commercial products, the anticipated demand for the Company?s new products, the timing of development and implementation of the Company?s new product offerings, the utilization of such products by the Company?s clients and trends in future operating performance, and other factors not within the Company?s control. The factors discussed herein and expressed from time to time in the Company?s filings with the Securities and Exchange Commission could cause actual results and development to be materially different from those expressed in or implied by such statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Changes to Accounting Policies and Estimates
--------------------------------------------

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. As of March 31, 2006, there have been no changes to such critical accounting policies and estimates.

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



Results of Operations
---------------------

Three Months Ended March 31, 2006 and 2005

There were revenues of $538,590 for the first quarter ended March
31, 2006 compared to $355,413 for the same period in 2005 and there were cost of sales of $339,506 for the quarter ended
March 31, 2006 compared to $206,430 for the same period in 2005. These increases are primarily attributable to the SBIR Phase III contract.

Engineering costs for the quarter ended March 31, 2006 were $52,182 compared to $21,455 in the quarter ended March 31, 2005. There were higher engineering costs for the quarter ended
March 31, 2006 due to the research and development engineering office salaries and other costs related to the SBIR Phase III contract.

General and administrative expenses for the quarter ended
March 31, 2006 were $111,534 compared to $96,714 in the quarter ended March 31, 2005 due to higher costs incurred for administrative and bid and proposal salaries and related costs.

For the three months ended March 31, 2006, income tax expense was $15,200 compared to $0 for the same period in 2005. During 2005, the Company?s deferred tax assets were fully reserved by a valuation allowance, thus the related income tax expense was offset by the reversal of the corresponding valuation allowance.

Net income for the three months ended March 31, 2006 was $20,168 versus net income of $30,814 for the same period in 2005.


Liquidity and Capital Resources
-------------------------------

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

In September 2004, we were awarded a Small Business
Innovation Research (SBIR) Phase III contract from the
Naval Surface Weapons Center ? Dahlgren, Virginia valued at approximately $2,400,000. The contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The MFDAT has been designed by the Company under a $1,000,000 SBIR Phase II contract, which began in August 2003. In March 2006, an amendment to this SBIR Phase III contract increased funding by approximately $2,950,000 and extended the period of performance through February 2008. The contract amendment calls for an expansion of ADEPT? applications to include all Aegis ship variants for cruisers and destroyers.

On May 1, 2006, we were awarded an SBIR Phase II contract from Space and Naval Warfare Systems Command (SPAWAR), San Diego, as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program.

We maintain a line of credit facility for maximum borrowings of up to $34,000. There were no amounts outstanding under this line at March 31, 2006.

For the three months ended at March 31, 2006, we had net income of $20,168 and working capital of $150,094. However, we still had an accumulated deficit of $11,643,338.

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


Contractual Obligations
-----------------------

Our major outstanding contractual obligations relate to the leases of our executive office and marketing facilities through month-to-month leases. We executed a new lease for engineering office space in Fort Washington, Pennsylvania that commenced on September 1, 2005 and continues for 63 months. The first monthly payment of $5,181.00 was due on January 1, 2006 and the terms of the lease include an annual rate increase through the end of lease.



Item 3.	Controls and Procedures.


Based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006, our president (principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC?s rules and forms and are operating in an effective manner.

There were no changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2006.




PART II.  OTHER INFORMATION

Item 6.	Exhibits


Exhibit 31.1	Certification of principal executive officer and
principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of principal executive officer and
principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.





SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE: May 15, 2006 	 By:/s/Thomas J. Meaney
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

4. 	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) for the small business issuer and have:

(a)	designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)	[Paragraph omitted in accordance with SEC transition
instructions contained in SEC Release 34-47986]


(c)	evaluated the effectiveness of the small business issuer?s
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
       and

(d)	disclosed in this report any change in the small business
issuer?s internal control over financial reporting that occurred during the small business issuer?s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer?s internal control over financial reporting; and

5. 	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer?s auditors and the audit committee of the small business issuer?s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer?s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the small business issuer?s internal control over financial reporting.



	Dated:  May 15, 2006		/s/ Thomas J. Meaney__________
                                     Thomas J. Meaney, Chief
						 Executive Officer and Chief
						 Financial Officer
						(Principal Executive Officer and
						 Principal Financial Officer)


								EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the ?Company?) for the quarter ended March 31,
2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) 	The Report fully complies with the requirements of Section 13(a)
       or 15(d) of the Securities Exchange Act of 1934; and

(2) 	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 15, 2006 			/s/ Thomas J. Meaney *
                                    Thomas J. Meaney, President,
						Chief Executive Officer and Chief
						Financial Officer
						(Principal Executive Officer and
						 Principal Officer)


*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.