Form 10QSB
period 2006-06-30
MIKROS SYSTEMS CORP
filed 2006-08-11
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
Commission File No. 2-67918

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

State the number of shares outstanding of each of the issuer?s classes of common equity, as of August 11, 2006:

Class                           Number of Shares
-----                           ----------------
Common Stock, par value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____




TABLE OF CONTENTS
						     	    PAGE
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

	CONDENSED BALANCE SHEET
	As of June 30, 2006			3

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended and Six
                                                          5

	CONDENSED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,
        2006 and 2005				 6

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS				7

 Item 2. Management?s Discussion and Analysis of of Financial Condition and Results of
	   Operations

        Overview			                           11

	  Results of Operations		                           13

	  Liquidity and Capital Resources	                           14

 Item 3. Controls and Procedures                                        16

PART II.  OTHER INFORMATION

	   Item 5.  Other Information                                    17

	   Item 6.  Exhibits		                           17

	   SIGNATURES			                           18

         CERTIFICATIONS			                           19



PART I.  Financial Information

Item 1. Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

				              June 30,
ASSETS				          2006
------ 			             --------

CURRENT ASSETS

  Cash					$ 142,954
  Receivables on Government
      Contracts                 	  104,717
  Other Current Assets		         24,627
					       --------
  TOTAL CURRENT ASSETS		        272,298
   					       --------

FIXED ASSETS

  EQUIPMENT				   	   11,524
    Less: Accumulated Depreciation     (3,964)
					       --------
FIXED ASSETS, NET			          7,560
				             --------

OTHER ASSETS

   Deferred Tax Asset			   53,000

   Patents					    6,941
   Less: Accumulated Amortization      (4,408)
                                     --------
   Patents, Net                         2,533
                                     --------

TOTAL OTHER ASSETS			   55,533
                                     --------

TOTAL ASSETS		  	 	$ 335,391
                                    =========


  See Accompanying Notes to Condensed Financial Statements.


MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)

                                                June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY              2006
						           ---------
CURRENT LIABILITIES
  Accrued Payroll and Payroll Taxes		      $  66,796
  Accrued Expenses				          3,370
  Accounts Payable				         52,224
                                                ---------
TOTAL CURRENT LIABILITIES                         122,390

  Accrued Expenses                                 16,228
                                                ---------
TOTAL LIABILITIES						  138,618
                                                ---------
REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares      80,450
  (involuntary liquidation value - $80,450)     ---------

SHAREHOLDERS' EQUITY
  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares
  (involuntary liquidation value - $1,102,433)     11,024

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  (involuntary liquidation value - $255,000)        2,550

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding
  (involuntary liquidation value - $1,518,000)      6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                          317,668

  Capital in excess of par                     11,422,976
  Accumulated deficit                         (11,644,795)
                                               -----------
TOTAL SHAREHOLDERS' EQUITY                        116,323
                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 335,391
                                               ===========
See Accompanying Notes to Condensed Financial Statements.


                        MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


		          Three Months Ended,         Six Months Ended,
                 June 30, 2006  June 30, 2005  June 30, 2006  June 30, 2005
                 -------------  -------------  -------------  -------------

Revenues:

Contract Revenue    $  411,403	 $  436,356     $  949,993     $ 791,769

Cost of Sales	          234,423       266,215        573,929       472,645
                    ------------   -----------    -----------   -----------
Gross Margin	          176,980       170,141        376,064       319,124
                    ------------   -----------    -----------   -----------

Expenses:

  Engineering		     47,360        26,677        99,542        48,132
  General &
    Administrative      131,362        99,939       246,097       196,653
                    ------------   -----------    -----------   -----------
Total Expenses          178,722       126,616       345,639       244,785

(Loss) Income from
  Operations             (1,742)       43,525        30,425        74,339

Other Income:
  Interest           285             0           285             0
                     ------------   -----------    -----------  -----------

Net (Loss) Income Before
  Income Tax Expense     (1,457)       43,525        30,710        74,339

Income Tax Expense            0             0        12,000             0
------------   -----------    -----------   -----------

Net (Loss) Income  $     (1,457)   $   43,525    $   18,710      $ 74,339
                    ============   ===========    ===========   ===========

Basic and diluted
earnings per share $      0.00     $      0.00   $     0.00      $   0.00
                    ============   ===========    ===========   ===========

Weighted average number
 of shares
 outstanding          31,766,753    31,766,753    31,766,753    31,766,753
                    ============   ===========    ===========   ===========


See Accompanying Notes to Condensed Financial Statements.




MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               Six Months Ended
                                        June 30, 2006   June 30, 2005
                                       -------------   ----------------
Cash Flow From Operating Activities:
   Net Income                            $    18,710	   $    74,339
Adjustments to reconcile Net Income
   to net cash provided by
   Operating Activities:
   Depreciation and Amortization	           4,772             707
   Deferred Tax Provision           	    12,000               0
   Net Changes in Operating Assets and
   Liabilities
   (Increase) Decrease in:
   Accounts Receivable			          (2,358)         30,732
   Other Current Assets			          (7,734)         (8,712)
   Increase (Decrease) in:
   Accounts Payable  			          (5,947)        (23,607)
   Accrued Payroll and Payroll Taxes	    16,358             390
   Accrued Expenses	       	          (1,390)	   	 (46,500)
                                            ---------       ---------
 Net Cash provided by
    Operating Activities                       34,411	        27,349
                                             ---------	---------
 Cash Flow from Investing Activities:
     Purchase of Equipment			         0		  (3,102)
     Costs associated with Patent Development (1,611)              0
                                             ---------      ---------
 Net Cash used in Investing Activities        (1,611)         (3,102)
                                             ---------      ---------

 Net Increase in Cash	    		          32,800          24,247
 Cash, beginning of the period               110,154          93,723
                                             ---------      ---------
 Cash, end of period           	    $    142,954 	   $   117,970
                                             ========= 	=========



See Accompanying Notes to Condensed Financial Statements.





MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2006
(UNAUDITED)


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

In the opinion of the Company?s management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2006 and the results of its operations and its cash flows for the six months ended June 30, 2006.

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




As of June 30, 2006, there were dividends in arrears on shares of Series D Preferred Stock of $828,000. In January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends effective as of January 1, 2006. Such waiver did not affect dividends accrued through December 31, 2005.


Note 3 ? Earnings Per Share

The Company?s calculation of earnings per share is as follows for the periods presented:


			      Three Months Ended            Six Months Ended
                    June 30, 2006  June 30, 2005   June 30, 2006  June 30, 2005


Net (loss) income applicable to
to common stockholders $ (1,457)   $    43,525        $  18,710     $  74,339
============  =============   =============  =============

Average basic shares
 outstanding      	  31,766,753    31,766,753        31,766,753    31,766,753

Assumed conversion
 of preferred stock	           0     3,562,299         3,562,299     3,562,299

Effect of dilutive
 options and warrants          0        86,452           131,049        56,000
                    ------------   -------------   --------------  ------------
Average diluted shares
  outstanding         31,766,753    35,415,504       35,460,101     35,385,052
============   =============   ==============  ============

Net earnings per common
share, basic and
diluted		   $    0.00   $     0.00        $     0.00     $     0.00
                    ============   =============   ==============  ============

A total of 9,413,117 convertible preferred shares, common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the three months ended June 30, 2006.

A total of 5,489,000 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the six months ended June 30, 2006.

A total of 5,570,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the three months and six months ended June 30, 2005.




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

The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method with no restatement. The impact of future option or stock grants is dependent upon the quantity and nature of future stock-based compensation grants.

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



In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement No. 109? (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.


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

On March 2, 2006, we received an amendment to the SBIR Phase III contract for additional funding in the amount of $2,950,000 from The Department of the Navy for the continuation of the development and production of our Adaptive Diagnostic Electronic Portable Testset or ADEPT? maintenance tool for U.S. Navy surface combatants. This modification will expand the application of ADEPT? to include all Aegis ship variants for cruisers and destroyers. This market totals over 80 ships plus shore-based facilities. Future potential markets include foreign navies and other U.S. Navy ships. This maintenance and training tool allows U.S. Navy personnel to engage cutting-edge technology to reduce maintenance time and enhance skill levels of shipboard personnel.

ADEPT? began as a U.S. Navy Small Business Innovation Research (SBIR) program in 2002, and over the course of development, Mikros has filed for three technology patents with the U.S. Patent & Trademark Office dealing with maintenance procedure automation and dynamic maintenance personnel training. Mikros expects to file additional patents in the near future.

The SPY-1A development is complete and six production units have been delivered to Mikros by DRS Technologies. The production units have passed environmental testing and have undergone limited functional testing at the SPY-1A radar training site in Dahlgren, Virginia. Additional functional testing is scheduled for August at the newly opened SPY-1A test facility at Lockheed Martin Corporation?s Moorestown, New Jersey facility. The U.S. Navy is also planning for ADEPT? testing at its Wallops Island, Virginia facility as well as shipboard testing. The existing contract calls for the production of an additional ten ADEPT? systems to be installed in Aegis ships.


On May 1, 2006, we were awarded an SBIR Phase II contract from Space and Naval Warfare Systems Command (SPAWAR), San Diego, as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program. This SBIR Phase II effort will focus on the real world implications of incorporating wireless networking into the aircraft carrier (CVN platform) environment. The overall technical objective is to facilitate the introduction of commercial wireless communication systems, e.g. Wi-Fi, onto the U.S. Navy CVN platform through: (1) the identification and testing of potential own-ship electromagnetic interference (EMI) issues; (2) the development and testing of viable mitigation technologies to overcome adverse EMI effects; and (3) the development of a CVN Wi-Fi network planning tool to support networking within a highly reconfigurable shipboard environment. This contract is initially for the CVN platform, but is expected to be eventually applicable to other U.S. Navy ships.

Mikros continues to pursue several SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.

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


Changes to Accounting Policies and Estimates
--------------------------------------------

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. As of June 30, 2006, there have been no changes to such critical accounting policies and estimates.

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

Results of Operations
---------------------

Three Months Ended June 30, 2006 and 2005

There were revenues of $411,403 for the second quarter ended June 30, 2006 compared to $436,356 for the same period in 2005 and there were cost of sales of $234,423 for the quarter ended
June 30, 2006 compared to $266,215 for the same period in 2005. These decreases are attributable primarily to lower subcontractors? costs and lower direct charges incurred on the SBIR Phase III contract.



Engineering costs for the quarter ended June 30, 2006 were $47,360 compared to $26,677 in the quarter ended June 30, 2005. There were higher engineering costs for the quarter ended June 30, 2006 due to increased salary expenses and costs related to the relocation of our research and development engineering office.

General and administrative expenses for the quarter ended
June 30, 2006 were $131,362 compared to $99,939 in the quarter ended June 30, 2005. This increase was due to higher costs incurred for salaries and related costs in connection with the Company?s bid and proposals.

For the three months ended March 31, 2006, income tax expense was $0, due to the net operating loss incurred.

We experienced a net loss of $1,457 for the three months ended
June 30, 2006 compared to net income of $43,525 for the same period in 2005.

Six Months Ended June 30, 2006 and 2005

There were revenues of $949,993 for the six months ended June 30, 2006 compared to $791,769 for the same period in 2005 and there were cost of sales of $573,929 for the six months ended June 30, 2006 compared to $472,645 for the same period in 2005. These increases are attributable primarily to higher direct charges related to the SBIR Phase II and III contracts.

Engineering costs for the six months ended June 30, 2006 were $99,542 compared to $48,132 for the same period in 2005. This increase is attributable primarily to increased salary expenses and costs related to the relocation of our research and development engineering office.

General and administrative expenses for the six months ended June 30, 2006 were $246,097 compared to $196,653 in the six months ended June 30, 2005. This increase is attributable primarily to the SBIR Phase II and III contracts and higher costs incurred for salaries and related costs in connection with the Company?s bid and proposals.

For the six months ended June 30, 2006, income tax expense was $12,000 compared to $0 for the same period in 2005. During 2005, the Company?s deferred tax assets were fully reserved by a valuation allowance, thus the related income tax expense was offset by the reversal of the corresponding valuation allowance.

Net income for the six months ended June 30, 2006 was $18,710 compared to $74,339 for the same period in 2005.


Liquidity and Capital Resources
-------------------------------

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

In September 2004, we were awarded an SBIR Phase III contract from the Naval Surface Weapons Center ? Dahlgren, Virginia valued at approximately $2,400,000. The contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The MFDAT has been designed by the Company under a $1,000,000 SBIR Phase II contract, which began in August 2003. In March 2006, an amendment to this SBIR Phase III contract increased funding by approximately $2,950,000 and extended the period of performance through February 2008. The contract amendment calls for an expansion of ADEPT? applications to include all Aegis ship variants for cruisers and destroyers.

On May 1, 2006, we were awarded an SBIR Phase II contract from Space and Naval Warfare Systems Command (SPAWAR), San Diego, as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program.

We maintain a line of credit facility for maximum borrowings of up to $34,000. There was $170 outstanding under this line at June 30, 2006.

For the six months ended at June 30, 2006, we had net income of $18,710 and working capital of $149,908. However, we still had an accumulated deficit of $11,644,795.

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


Based on his evaluation of our disclosure controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006, our president (principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC?s rules and forms and are operating in an effective manner.

There were no changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2006.




PART II.  OTHER INFORMATION

Item 5.  	Other Information

On June 22, 2006, the Board of Directors of Mikros approved and adopted the Mikros Systems Corporation Code of Business Conduct and Ethics, a copy of which is attached to this Form 10-QSB as Exhibit 14.

Our Code of Business Conduct and Ethics is also available on our website, www.mikros.us, or without change upon written request directed to Patricia A. Kapp, Secretary, Mikros Systems Corporation, 707 Alexander Road, Building Two, Suite 208, Princeton, New Jersey 08540.

Our Code of Business Conduct and Ethics sets forth legal and ethical standards applicable to all of our directors, officers, and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed.


Item 6.	Exhibits


Exhibit 14	      Mikros Systems Corporation Code of Business
                  Conduct and Ethics.

Exhibit 31.1	Certification of principal executive officer and
principal financial officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of principal executive officer and
principal financial officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
1350.





SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MIKROS SYSTEMS CORPORATION


DATE: August 11, 2006    By:/s/Thomas J. Meaney
			       ----------------------
			       President
			       (Chief Executive Officer and
                          Chief Financial Officer)




										Exhibit 14
MIKROS SYSTEMS CORPORATION
CODE OF BUSINESS CONDUCT AND ETHICS


This Code of Business Conduct and Ethics (the ?Code?) sets forth legal and ethical standards of conduct for directors, officers and employees of Mikros Systems Corporation (the ?Company?). This Code is intended to deter wrongdoing and to promote the conduct of all Company business in accordance with high standards of integrity and in compliance with all applicable laws and regulations. This Code applies to the Company and all of its subsidiaries and other business entities controlled by it worldwide.

If you have any questions regarding this Code or its application to you in any situation, you should contact your supervisor or the Company?s Chief Executive Officer or Chief Financial Officer.

Compliance with Laws, Rules and Regulations

The Company requires that all employees, officers and directors comply with all laws, rules and regulations applicable to the Company wherever it does business. You are expected to use good judgment and common sense in seeking to comply with all applicable laws, rules and regulations and to ask for advice when you are uncertain about them.

If you become aware of the violation of any law, rule or regulation by the Company, whether by its officers, employees, directors, or any third party doing business on behalf of the Company, it is your responsibility to promptly report the matter to your supervisor or to the Company?s Chief Executive Officer or Chief Financial Officer. While it is the Company?s desire to address matters internally, nothing in this Code should discourage you from reporting any illegal activity, including any violation of the securities laws, antitrust laws, environmental laws or any other federal, state or foreign law, rule or regulation, to the appropriate regulatory authority. Employees, officers and directors shall not discharge, demote, suspend, threaten, harass or in any other manner discriminate or retaliate against an employee because he or she reports any such violation, unless it is determined that the report was made with knowledge that it was false. This Code should not be construed to prohibit you from testifying, participating or otherwise assisting in any state or federal administrative, judicial or legislative proceeding or investigation.

Conflicts of Interest

Employees, officers and directors must act in the best interests of the Company. You must refrain from engaging in any activity or having a personal interest that presents a ?conflict of interest.?
A conflict of interest occurs when your personal interest interferes, or appears to interfere, with the interests of the Company. A conflict of interest can arise whenever you, as an officer, director or employee, take action or have an interest that prevents you or reasonably could be expected to prevent you from performing your Company duties and responsibilities honestly, objectively and effectively.

For example:

No employee, officer or director shall perform services as a consultant, employee, officer, director, advisor or in any other capacity for, or have a financial interest in, a direct competitor of the Company, other than services performed at the request of the Company and other than a financial interest representing less than one percent (1%) of the outstanding shares of a publicly-held company; and

No employee, officer or director shall use his or her position with the Company to influence a transaction with a supplier or customer in which such person has any personal interest, other than a financial interest representing less than one percent (1%) of the outstanding shares of a publicly-held company.

It is your responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to the Company?s Chief Executive Officer or Chief Financial Officer or, if you are an executive officer or director, to the Board of Directors, who shall be responsible for determining whether such transaction or relationship constitutes a conflict of interest.

Insider Trading

Employees, officers and directors who have material non-public information about the Company or other companies, including our suppliers and customers, as a result of their relationship with the Company are prohibited by law and Company policy from trading in securities of the Company or such other companies, as well as from communicating such information to others who might trade on the basis of that information.

If you are uncertain about the constraints on your purchase or sale of any Company securities or the securities of any other company that you are familiar with by virtue of your relationship with the Company, you should consult with the Company?s Chief Executive Officer or Chief Financial Officer before making any such purchase or sale.

Confidentiality

Employees, officers and directors must maintain the confidentiality of confidential information entrusted to them by the Company or other companies, including our suppliers and customers, except when disclosure is authorized by a supervisor or legally mandated. Unauthorized disclosure of any confidential information is prohibited. Additionally, employees should take appropriate precautions to ensure that confidential or sensitive business information, whether it is proprietary to the Company or another company, is not communicated within the Company except to employees who have a need to know such information to perform their responsibilities for the Company.

Third parties may ask you for information concerning the Company. Subject to the exceptions noted in the preceding paragraph, employees, officers and directors (other than the Company?s authorized spokespersons) must not discuss internal Company matters with, or disseminate internal Company information to, anyone outside the Company, except as required in the performance of their Company duties and after an appropriate confidentiality agreement is in place. This prohibition applies particularly to inquiries concerning the Company from the media, market professionals (such as securities analysts, institutional investors, investment advisers, brokers and dealers) and security holders. All responses to inquiries on behalf of the Company must be made only by the Company?s authorized spokespersons. If you receive any inquiries of this nature, you must decline to comment and refer the inquirer to your supervisor or one of the Company?s authorized spokespersons.

You also must abide by any lawful obligations that you have to your former employer. These obligations may include restrictions on the use and disclosure of confidential information, restrictions on the solicitation of former colleagues to work at the Company and non-competition obligations.

Honest and Ethical Conduct and Fair Dealing

Employees, officers and directors should endeavor to deal honestly, ethically and fairly with the Company?s suppliers, customers, competitors and employees. Statements regarding the Company?s products and services must not be untrue, misleading, deceptive or fraudulent. You must not take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts or any other unfair-dealing practice.

Protection and Proper Use of Corporate Assets

Employees, officers and directors should seek to protect the Company?s assets. Theft, carelessness and waste have a direct impact on the Company?s financial performance. Employees, officers and directors must use the Company?s assets and services solely for legitimate business purposes of the Company and not for any personal benefit or the personal benefit of anyone else.

Employees, officers and directors must advance the Company?s legitimate interests when the opportunity to do so arises. You must not take for yourself personal opportunities that are discovered through your position with the Company or the use of property or information of the Company.

Gifts and Gratuities

The use of Company funds or assets for gifts, gratuities or other favors to employees or government officials is prohibited, except to the extent such gifts are in compliance with applicable law, insignificant in amount and not given in consideration or expectation of any action by the recipient.

Employees, officers and directors must not accept, or permit any member of his or her immediate family to accept, any gifts, gratuities or other favors from any customer, supplier or other person doing or seeking to do business with the Company, other than items of insignificant value. Any gifts that are not of insignificant value should be returned immediately and reported to your supervisor. If immediate return is not practical, they should be given to the Company for charitable disposition or such other disposition as the Company, in its sole discretion, believes appropriate.

Common sense and moderation should prevail in business entertainment engaged in on behalf of the Company. Employees, officers and directors should provide, or accept, business entertainment to or from anyone doing business with the Company only if the entertainment is infrequent, modest and intended to serve legitimate business goals. Bribes and kickbacks are criminal acts, strictly prohibited by law. You must not offer, give, solicit or receive any form of bribe or kickback anywhere in the world.

Accuracy of Books and Records and Public Reports

Employees, officers and directors must honestly and accurately report all business transactions. You are responsible for the accuracy of your records and reports. Accurate information is essential to the Company?s ability to meet legal and regulatory obligations.

All Company books, records and accounts shall be maintained in accordance with all applicable regulations and standards and accurately reflect the true nature of the transactions they record. The financial statements of the Company shall conform to generally accepted accounting rules and the Company?s accounting policies.
No undisclosed or unrecorded account or fund shall be established for any purpose. No false or misleading entries shall be made in the Company?s books or records for any reason, and no disbursement of corporate funds or other corporate property shall be made without adequate supporting documentation.

It is the policy of the Company to provide full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the Securities and Exchange Commission and in other public communications.

Concerns Regarding Accounting or Auditing Matters

Employees with concerns regarding questionable accounting or auditing matters or complaints regarding accounting, internal accounting controls or auditing matters may confidentially, and anonymously if they wish, submit such concerns or complaints in writing to the Company?s Chief Executive Officer or Chief Financial Officer at the Company?s principal executive offices or may use the telephone number 609-987-1513. All such concerns and complaints will be forwarded to the Audit Committee of the Board of Directors, unless they are determined to be without merit by the Chief Executive Officer and Chief Financial Officer of the Company. In any event, a record of all complaints and concerns received will be provided to the Audit Committee each fiscal quarter. Any such concerns or complaints may also be communicated, confidentially and, if you desire, anonymously, directly to any member of the Audit Committee of the Board of Directors.

The Audit Committee will evaluate the merits of any concerns or complaints received by it and authorize such follow-up actions, if any, as it deems necessary or appropriate to address the substance of the concern or complaint.

The Company will not discipline, discriminate against or retaliate against any employee who reports a complaint or concern, unless it is determined that the report was made with knowledge that it was false.

Dealings with Independent Auditors

No employee, officer or director shall, directly or indirectly, make or cause to be made a materially false or misleading statement to an accountant in connection with (or omit to state, or cause another person to omit to state, any material fact necessary in order to make statements made, in light of the circumstances under which such statements were made, not misleading to, an accountant in connection with) any audit, review or examination of the Company?s financial statements or the preparation or filing of any document or report with the SEC. No employee, officer or director shall, directly or indirectly, take any action to coerce, manipulate, mislead or fraudulently influence any independent public or certified public accountant engaged in the performance of an audit or review of the Company?s financial statement.

Waivers of this Code of Business Conduct and Ethics

While some of the policies contained in this Code must be strictly adhered to and no exceptions can be allowed, in other cases exceptions may be appropriate. Any employee or officer who believes that an exception to any of these policies is appropriate in his or her case should first contact his or her immediate supervisor. If the supervisor agrees that an exception is appropriate, the approval of the Company?s Chief Executive
Officer must be obtained. The Chief Executive Officer shall be responsible for maintaining a record of all requests for exceptions to any of these policies and the disposition of such requests.

Any executive officer or director who seeks an exception to any of these policies should contact the Chairman of the Board of Directors of the Company. Any waiver of this Code for executive officers or directors or any change to this Code that applies to executive officers or directors may be made only by the Board of Directors of the Company and will be disclosed as required by law or stock market regulation.

Reporting and Compliance Procedures

Every employee, officer and director has the responsibility to ask questions, seek guidance, report suspected violations and express concerns regarding compliance with this Code. Any employee, officer or director who knows or believes that any other employee or representative of the Company has engaged or is engaging in Company-related conduct that violates applicable law or this Code should report such information to his or her supervisor or to the Company?s Chief Executive Officer or Chief Financial Officer, as described below. You may report such conduct openly or anonymously without fear of retaliation. The Company will not discipline, discriminate against or retaliate against any employee who reports such conduct, unless it is determined that the report was made with knowledge that it was false, or who cooperates in any investigation or inquiry regarding such conduct. Any supervisor who receives a report of a violation of this Code must immediately inform the Company?s Chief Executive Officer or Chief Financial Officer.

You may report violations of this Code, on a confidential or anonymous basis, by contacting the Company?s Chief Executive Officer or Chief Financial Officer by fax, mail or e-mail at: 707 Alexander Road, Bldg 2, Suite 208, Princeton, New Jersey 08543, fax #609-987-8114 or email to tmeaney@mikros.us. In addition, the Company has established a telephone number 609-987-1513 where you can leave a recorded message about any violation or suspected violation of this Code.
While we prefer that you identify yourself when reporting violations so that we may follow up with you, as necessary, for additional information, you may leave messages anonymously if you wish.

If the Company?s Chief Executive Officer or Chief Financial Officer receives information regarding an alleged violation of this Code, he or she shall, as appropriate, (a) evaluate such information, (b) if the alleged violation involves an executive officer or a director, inform the Chief Executive Officer and Board of Directors of the alleged violation, (c) determine whether it is necessary to conduct an informal inquiry or a formal investigation and, if so, initiate such inquiry or investigation and (d) report the results of any such inquiry or investigation, together with a recommendation as to disposition of the matter, to the Company?s Chief Executive Officer or Chief Financial Officer for action, or if the alleged violation involves an executive officer or a director, report the results of any such inquiry or investigation to the Board of Directors or a committee thereof. Employees, officers and directors are expected to cooperate fully with any inquiry or investigation by the Company regarding an alleged violation of this Code. Failure to cooperate with any such inquiry or investigation may result in disciplinary action, up to and including discharge.

The Company shall determine whether violations of this Code have occurred and, if so, shall determine the disciplinary measures to be taken against any employee who has violated this Code. In the event that the alleged violation involves an executive officer or a director, the Chief Executive Officer and the Board of Directors, respectively, shall determine whether a violation of this Code has occurred and, if so, shall determine the disciplinary measures to be taken against such executive officer or director.

Failure to comply with the standards outlined in this Code will result in disciplinary action including, but not limited to, reprimands, warnings, probation or suspension without pay, demotions, reductions in salary, discharge and restitution.
Certain violations of this Code may require the Company to refer the matter to the appropriate governmental or regulatory authorities for investigation or prosecution. Moreover, any supervisor who directs or approves of any conduct in violation of this Code, or who has knowledge of such conduct and does not immediately report it, also will be subject to disciplinary action, up to and including discharge.



Dissemination and Amendment

This Code shall be distributed to each new employee, officer and director of the Company upon commencement of his or her employment or other relationship with the Company and shall also be distributed annually to each employee, officer and director of the Company, and each employee, officer and director shall certify that he or she has received, read and understood the Code and has complied with its terms.

The Company reserves the right to amend, alter or terminate this Code at any time for any reason. The most current version of this Code can be found on the Company?s website at www.mikros.us. This document is not an employment contract between the Company and any of its employees, officers or directors.




Certification

I, ______________________________ do hereby certify that:
     (Print Name Above)
1.	I have received and carefully read the Code of Business Conduct and Ethics of Mikros Systems Corporation.

2.	I understand the Code of Business Conduct and Ethics.

3.	I have complied and will continue to comply with the terms of the
Code of Business Conduct and Ethics.


Date:  _____________________		__________________________________
								(Signature)

EACH EMPLOYEE, OFFICER AND DIRECTOR IS REQUIRED TO SIGN, DATE
AND RETURN THIS CERTIFICATION TO THE HUMAN RESOURCES DEPARTMENT
WITHIN FIVE (5) DAYS OF ISSUANCE.  FAILURE TO DO SO MAY RESULT
IN DISCIPLINARY ACTION.



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



	Dated:  August 11, 2006        s/ Thomas J. Meaney__________
                                     Thomas J. Meaney, Chief
						 Executive Officer and Chief
						 Financial Officer
						(Principal Executive Officer and
						 Principal Financial Officer)


								EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the ?Company?) for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) 	The Report fully complies with the requirements of Section 13(a)
       or 15(d) of the Securities Exchange Act of 1934; and

(2) 	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 11, 2006			/s/ Thomas J. Meaney *
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