Form 10QSB
period 2006-09-30
MIKROS SYSTEMS CORP
filed 2006-11-14
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
Commission File No. 2-67918

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

State the number of shares outstanding of each of the issuer?s classes of common equity, as of November 10, 2006:

Class                           Number of Shares
-----                           ----------------
Common Stock, par value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____




TABLE OF CONTENTS
						     	    PAGE
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

	CONDENSED BALANCE SHEET
	As of September 30, 2006			 3

    	CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended and Nine
        Months Ended September 30, 2006 and 2005 5

	CONDENSED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30,
        2006 and 2005				      6

	NOTES TO THE CONDENSED FINANCIAL
       STATEMENTS					 	7

 Item 2. Management?s Discussion and Analysis of Financial Condition and Results of
	   Operations

        Overview					      12

	  Results of Operations				14

	  Liquidity and Capital Resources		16

 Item 3. Controls and Procedures                17

PART II.  OTHER INFORMATION

	   Item 6.  Exhibits			      18

	   SIGNATURES					19

         CERTIFICATIONS					20



PART I.  Financial Information

Item 1. Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

				              September 30,
ASSETS				          2006
------ 			             --------

CURRENT ASSETS

  Cash					$ 181,679
  Receivables on Government
      Contracts                 	  168,452
  Other Current Assets		         23,950
					       --------
  TOTAL CURRENT ASSETS		        374,081
   					       --------

FIXED ASSETS

  EQUIPMENT				   	   13,114
    Less: Accumulated Depreciation     (4,901)
					       --------
FIXED ASSETS, NET			          8,213
				             --------

OTHER ASSETS

   Deferred Tax Asset			   64,800

   Patents					    7,488
     Less: Accumulated Amortization    (6,280)
                                     --------
   Patents, Net                         1,208
                                     --------

TOTAL OTHER ASSETS			   66,008
                                     --------

TOTAL ASSETS		  	 	$ 448,302
                                    =========


  See Accompanying Notes to Condensed Financial Statements.





MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)

                                                September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY              2006
						           ---------
CURRENT LIABILITIES
  Accrued Payroll and Payroll Taxes		      $  70,320
  Accrued Expenses				          7,860
  Accounts Payable				         78,991
                                                ---------
TOTAL CURRENT LIABILITIES                         157,171

  Accrued Expenses                                 16,269
                                                ---------
TOTAL LIABILITIES						  173,440
                                                ---------
REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares      80,450
  (involuntary liquidation value - $80,450)     ---------

SHAREHOLDERS' EQUITY
  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares
  (involuntary liquidation value - $1,102,433)     11,024

  Preferred Stock, convertible,
  par value $.01 per share, authorized 2,000,000
  shares, issued and outstanding 255,000 shares
  (involuntary liquidation value - $255,000)        2,550

  Preferred Stock, Series D, par value $.01 per
  share, 690,000 shares authorized, issued and
  outstanding
  (involuntary liquidation value - $1,518,000)      6,900

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753                          317,668

  Capital in excess of par                     11,422,976
  Accumulated deficit                         (11,566,706)
                                               -----------
TOTAL SHAREHOLDERS' EQUITY                        194,412
                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 448,302
                                               ===========
See Accompanying Notes to Condensed Financial Statements.


                        MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

		          Three Months Ended,        Nine Months Ended,
                 Sept. 30, 2006 Sept. 30, 2005  Sept. 30, 2006 Sept. 30, 2005
                 -------------  -------------  -------------  ---------------

Revenues:

   Contract Revenue    $  626,290	 $   444,970     $ 1,576,283    $1,236,679

   Cost of Sales	      365,936     276,114         939,865       748,759
                      ------------   -----------    -----------   -----------
Gross Margin	            260,354      168,856         636,418       487,920
                      ------------   -----------    -----------   -----------

Expenses:

  Engineering		      56,440       44,530          155,983       92,663
  General &
    Administrative       128,625       96,710          374,721      293,363
                      ------------   -----------    -----------   -----------
      185,065      141,240          530,704      386,026

Income from
  Operations              75,289       27,616          105,714      101,894

Other Income:
 Interest                  0            0              285            0
                      ------------  -----------     -----------   -----------

Net Income Before
  Income Tax Expense      75,289       27,616          105,999      101,894

Income Tax Expense
  (Benefit)		      (2,800)          0             9,200           0
-----------   -----------

Net Income            $   78,089   $   27,616     $     96,799    $ 101,894
                      ============   ===========    ===========   ===========

Basic and diluted
earnings per share    $      0.00  $     0.00     $       0.00    $    0.00
                      ============   ===========    ===========   ===========

Weighted average number
 of shares
 outstanding           31,766,753   31,766,753      31,766,753    31,766,753
                      ============  ===========    ===========   ===========



See Accompanying Notes to Condensed Financial Statements.



MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Nine Months Ended
                                       Sept. 30, 2006   Sept. 30, 2005
                                       -------------   ----------------
Cash Flow From Operating Activities:
   Net Income                            $    96,799	   $   101,894
Adjustments to reconcile Net Income
   to net cash provided (used in) by
   Operating Activities:
   Depreciation and Amortization	           7,581           1,013
   Deferred Tax Provision           	       200               0
   Net Changes in Operating Assets and
   Liabilities
   (Increase) Decrease in:
   Accounts Receivable			         (66,093)        (64,016)
   Other Current Assets			          (7,057)        (18,546)
   Increase (Decrease) in:
   Accounts Payable  			          20,820          68,406
   Accrued Payroll and Payroll Taxes	    19,882            (447)
   Accrued Expenses	       	           3,141 	   	 (93,554)
                                            ---------       ---------
 Net Cash provided by (used in)
    Operating Activities                      75,273 	        (5,250)
                                             ---------	---------
 Cash Flow from Investing Activities:
     Purchase of Equipment			    (1,590)		  (3,041)
     Costs associated with Patent Development (2,158)              0
                                             ---------      ---------
 Net Cash used in Investing Activities        (3,748)         (3,041)
                                             ---------      ---------

 Net Increase (Decrease) in Cash	          71,525          (8,291)
 Cash, beginning of the period               110,154          93,723
                                             ---------      ---------
 Cash, end of period           	    $    181,679 	   $    85,432
                                             ========= 	=========



See Accompanying Notes to Condensed Financial Statements.





MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2006
(UNAUDITED)


Note 1 ? Basis of Presentation:

The financial statements included herein have been prepared by Mikros Systems Corporation (the ?Company?)without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company?s Annual Report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of the Company?s management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 ? Shareholders? Equity:

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




As of September 30, 2006, there were dividends in arrears on shares of Series D Preferred Stock of $828,000. In January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends effective as of January 1, 2006.


Note 3  Earnings Per Share

The Company?s calculation of earnings per share is as follows for the periods presented:


			      Three Months Ended           Nine Months Ended
                   Sept. 30, 2006 Sept. 30, 2005  Sept. 30, 2006 Sept. 30, 2005


Net income
  applicable to
  common stockholders $  78,089   $    27,616        $  96,799     $ 101,894
433:    ===========  =============   =============  =============

Average basic shares
 outstanding      	  31,766,753    31,766,753        31,766,753    31,766,753

Assumed conversion
 of preferred stock	   3,562,299     3,562,299         3,562,299     3,562,299

Effect of dilutive
 options                 120,437        58,947           124,843        46,666
                    ------------   -------------   --------------  ------------
Average diluted shares
  outstanding         35,449,489    35,387,999        35,453,895    35,375,718
446:   ============   =============   ==============  ============

Earnings per common
share, basic and
diluted		   $    0.00   $     0.00        $     0.00     $     0.00
                    ============   =============   ==============  ============

A total of 5,489,000 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the three and nine months ended
September 30, 2006.

A total of 5,570,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the three and nine months ended
September 30, 2005.






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

In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement No. 109? (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission ?SEC? issued Staff Accounting Bulleting No. 108 (?SAB 108?). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company?s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In September 2006, the FASB Staff Position AUG AIR-1, ?Accounting for Planned Major Maintenance Activities? which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

Note 5 - Income Tax Matters

We currently conduct an on-going analysis to review the valuation allowance that we have recorded against our deferred tax assets. As a result of better than anticipated operating results on our existing contracts, we reduced this valuation allowance by $21,800 during the quarter ended September 30, 2006.



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

The SPY-1A development is complete and six production units have been delivered to Mikros by DRS Technologies. The production units have passed environmental testing and have undergone limited functional testing at the SPY-1A radar training site in Dahlgren, Virginia. Shipboard testing is scheduled for November 2006, and more comprehensive, land-based, controlled testing is scheduled for December 2006 at the newly opened SPY-1A test facility at Lockheed Martin Corporation?s Moorestown, New Jersey facility. Mikros is currently in the process of developing a smaller, lighter version of ADEPT? for applications where weight and size are critical factors.

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

In September 2006, in support of the RWSE contract, personnel from Mikros were dispatched to the USS George Washington (CVN-73) to perform a survey of wireless infrastructure on board. A survey team from Mikros went aboard the USS George Washington and used special purpose test equipment and software to evaluate the introduction of wireless data networks and the interactions between wireless networks and existing ship systems.

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

Such forward-looking statements include, without limitation, statements regarding technology under development, strategies and objectives. The forward-looking statements include risks and uncertainties, including, but not limited to, the anticipated size of and growth in the markets for our products, the trends favoring the use of our proposed commercial products, the anticipated demand for our new products, the timing of development and implementation of our new product offerings, the utilization of such products by our clients and trends in future operating performance, and other factors not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and development to be materially different from those expressed in or implied by such statements. The forward-looking statements made herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Changes to Accounting Policies and Estimates
--------------------------------------------

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Except as set forth in this Quarterly Report on Form 10-QSB, as of September 30, 2006, there have been no changes to such critical accounting policies and estimates.

We currently conduct an on-going analysis to review the valuation allowance that we have recorded against our deferred tax assets. As a result of better than anticipated operating results on our existing contracts, we reduced this valuation allowance by $21,800 during the quarter ended September 30, 2006.

Compliance with Sarbanes-Oxley Requirements
-------------------------------------------

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financial reporting. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. While we anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance.

If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our external auditors are unable to attest on a timely basis to the adequacy of our internal controls, we may be subject to additional scrutiny surrounding our internal controls over financial reporting.

Results of Operations
---------------------

Three Months Ended September 30, 2006 and 2005

There were revenues of $626,290 for the third quarter ended September 30, 2006 compared to $444,970 for the same period in 2005 and there were cost of sales of $365,936 for the quarter ended
September 30, 2006 compared to $276,114 for the same period in 2005. These increases are attributable primarily to increased subcontractors? costs and higher direct charges incurred on the SBIR Phase III contract and direct charges on the SBIR Phase II (RWSE) contract which was awarded on May 1, 2006.

Engineering costs for the quarter ended September 30, 2006 were $56,440 compared to $44,530 in the quarter ended September
30, 2005. There were higher engineering costs for the quarter ended September 30, 2006 due to increased salary expenses to the hiring of additional engineering staff and costs related to our research and development engineering office.

General and administrative expenses for the quarter ended
September 30, 2006 were $130,775 compared to $96,710 in the quarter ended September 30, 2005. This increase was due to higher costs incurred for salaries and related costs in connection with the Company?s bid and proposal efforts.

For the three months ended September 30, 2006, income tax benefit was $2,800 compared to $0 for the same period in 2005. The deferred tax benefit for the three months ended September 30, 2006 was $21,800 due to a reduction in the valuation allowance for the Company?s net operating loss carryforwards offset in part by income tax expense of $19,000.

We realized a net income of $78,089 for the three months ended
September 30, 2006 compared to net income of $27,616 for the same period in 2005.

Nine Months Ended September 30, 2006 and 2005

There were revenues of $1,576,283 for the nine months ended
September 30, 2006 compared to $1,236,679 for the same period in 2005 and there were cost of sales of $939,865 for the nine months ended September 30, 2006 compared to $748,759 for the same period in 2005. These increases are attributable primarily to higher direct charges related to the SBIR Phase III contract and direct charges on the SBIR Phase II (RWSE) contract which was awarded on May 1, 2006.

Engineering costs for the nine months ended September 30, 2006 were $155,983 compared to $92,663 for the same period in 2005. This increase is attributable primarily to increased salary expenses due to the hiring of additional engineering staff and costs related to our research and development engineering office.

General and administrative expenses for the nine months ended
September 30, 2006 were $375,371 compared to $293,363 in the nine months ended September 30, 2005. This increase is attributable primarily to higher costs incurred for salaries and related costs in connection with the Company?s bid and proposal efforts.




For the nine months ended September 30, 2006, income tax expense was $9,200 compared to $0 for the same period in 2005. The increase is due to current income tax expense which is partially offset by a reduction in the valuation allowance for the Company?s net operating loss carryforwards.

Net income for the nine months ended September 30, 2006 was $96,799 compared to $101,894 for the same period in 2005.

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

We maintained a line of credit facility for maximum borrowings of up to $34,000 until October 7, 2006 at which time such line of credit facility was terminated in accordance with its terms. We are currently negotiating with the lender for a new line of credit facility with maximum borrowings of up to $50,000.

For the nine months ended September 30, 2006, we had net income of $96,799 and working capital of $216,910. However, we still had an accumulated deficit of $11,566,706.

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


Based on his evaluation of our disclosure controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006, our president (principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC?s rules and forms and are operating in an effective manner.

There were no changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2006.




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

				MIKROS SYSTEMS CORPORATION


DATE: November 14, 2006  By:/s/Thomas J. Meaney
			       ----------------------
			       President
			       (Chief Executive Officer and
                          Chief Financial Officer)





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



	Dated:  November 14, 2006      s/ Thomas J. Meaney__________
                                     Thomas J. Meaney, Chief
						 Executive Officer and Chief
						 Financial Officer
						(Principal Executive Officer and
						 Principal Financial Officer)


								EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report on Form 10-QSB of Mikros Systems Corporation (the ?Company?) for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) 	The Report fully complies with the requirements of Section 13(a)
       or 15(d) of the Securities Exchange Act of 1934; and

(2) 	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2006            /s/ Thomas J. Meaney *
                                    Thomas J. Meaney, President,
						Chief Executive Officer and Chief
						Financial Officer
						(Principal Executive Officer and
						 Principal Officer)


*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.








- 1 -