Form 10KSB
period 2006-12-31
MIKROS SYSTEMS CORP
filed 2007-03-30
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
	                    WASHINGTON, D.C. 20549
                    ----------------------------------
                              FORM 10-KSB
         	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
     	               SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2006
   Commission file number 2-67918

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

The issuer's revenues for the fiscal year ended December 31, 2006 were $2,274,868.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the issuer as of March 26, 2007, was $8,789,257, based on the average of the bid and asked price quoted by National Quotation Bureau, Inc.

The number of shares outstanding of the issuer's $.01 par value common stock as of March 26, 2007 was 31,766,753.

				Transitional Small Business Disclosure Format

				Yes:________           No: ____X____


PART I



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking SBIR grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" beginning on page 7 of this report and "Management's Discussions and Analysis" below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS
---------------------------------

Mikros Systems Corporation ("Mikros" or "the Company") is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications. Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering. Our headquarters are located at 707 Alexander Road, Suite 208, in Princeton, New Jersey.





History of the Company

Founded in 1978 in Albany, New York, Mikros was formed to leverage the microprocessor advancements coming out of the nearby General Electric Research and Development Center into state-of-the-art digital signal processing applications for the defense industry. We specialized in developing technology and products advancing the state of military RF (radio frequency or wireless) and underwater data communications. Through several U.S. Navy Small Business Innovation Research (SBIR) awards in the early 1990s, we developed and fielded the AN/USQ-120 Multi-Frequency Link-11 Data Terminal Set still in use today in the U.S. Navy.

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

Due to limited capital and a limited commercial market demand for wireless data broadcasting (one-way communication) applications, we re-entered the military electronic systems business in 2002 upon expiration of our non-compete restrictions imposed by the 1998 sale of our military communications business. Because of our past successes in the U.S. DoD SBIR program (11 awards from 1988 through 1996), we began pursuing SBIR awards within our areas of expertise.

Multi-Function Distributed Analysis Tool

In May 2002, the U.S. Navy's Dahlgren Division, Naval Surface Warfare Center ("NSWCDD") awarded us a $100,000 Phase I SBIR contract to investigate the feasibility of a Multi-Function Distributed Analysis Tool, or MFDAT. As envisioned, the MFDAT was to be a semi-automated, intelligent test tool designed to support U.S. Navy technical personnel in the maintenance, alignment and diagnosis of complex electronic systems. The overall objectives of the MFDAT program were:

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

In August 2003, we were awarded a $750,000 Phase II SBIR contract from Naval Surface Warfare Center Dahlgren Division ("NSWCDD") to continue our development of the MFDAT system. The Phase II program produced a prototype system capable of performing alignment and maintenance procedures on the Aegis AN/SPY-1A radar system. This MFDAT prototype system proved the viability of incorporating the functionality of multiple electronic test equipment into a single, programmable system.

In general, the developed MFDAT technology enables common testing processes, training, and equipment for electronic system support thereby providing a viable path toward meeting the U.S. Navy's readiness goals while reducing the dependency on manpower, manpower training, and discrete test equipment. The success of our MFDAT Phase II program prompted the U.S. Navy to award an additional $250,000 enhancement to the Phase II contract to accelerate the transitioning, or "commercializing" in SBIR parlance, of the technology into a product suitable for naval shipboard use. The output of this Phase II SBIR program was a fully-functional MFDAT prototype.

In September 2004, we received an SBIR Phase III contract from NSWCDD valued at approximately $2,400,000 to commercialize our MFDAT technology into a fully-integrated, man-portable test tool qualified for U.S. Navy fleet use. This contract secures our SBIR data rights in the MFDAT technology for a period of five years beyond the last delivery under the contract. We have named the resulting product ADEPT(r) (ADEPT is a registered trademark of Mikros Systems Corporation), an acronym standing for Adaptive Diagnostic Electronic Portable Testset. Its initial application is as a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air, and surface radar for the Aegis Combat System installed on the Ticonderoga (CG-47) and Arleigh Burke (DDG-51) class guided missile warships. Key anticipated benefits of ADEPT include:

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

The first ADEPT production units were manufactured in 2005 and are currently undergoing shipboard and land-based testing. On March 2, 2006, we received an amendment to the SBIR Phase III contract for additional funding in the amount of $2,950,000 from The Department of the Navy for the continuation of the development and production of our ADEPT maintenance tool for U.S. Navy surface combatants. This modification will expand the application of ADEPT to include all Aegis ship variants for cruisers and destroyers. This market is comprised of over 80 ships plus shore-based facilities. Future potential markets include foreign navies and other U.S. Navy ships. This maintenance and training tool allows U.S. Navy personnel to engage cutting-edge technology to reduce maintenance time and enhance skill levels of shipboard personnel.

Key partners in the ADEPT program are DRS Laurel Technologies of Johnstown, Pennsylvania; Lockheed Martin Corporation of Moorestown, New Jersey; and In-Phase Technologies of Clarksburg, New Jersey. DRS Laurel Technologies subcontracted tasking includes the development of ADEPT's ruggedized enclosure and unit manufacturing, test, and qualification. Subcontract value to date is approximately $1.5 million. As the designer of the SPY-1 radar, Lockheed Martin is our subject matter expert partner, and its subcontract value to date is $200,000. In-Phase Technologies is subcontracted to assist in the software development for ADEPT's virtual instrumentation. Its contract value to date is approximately $550,000.

The ADEPT development for the SPY-1A application is complete and six production units have been delivered to Mikros by DRS Technologies. The production units have passed environmental testing and have undergone functional testing at the SPY-1A radar training site in Dahlgren, Virginia, aboard the USS SAN JACINTO (CG-56), and at the Cruiser Modernization (CGM) SPY-1A Test Facility in Moorestown, New Jersey. We are currently in the process of developing a smaller, lighter version of ADEPT for applications where weight and size are critical factors.


Wireless Local Area Network Systems

We began work on another independent SBIR subject area in June 2004. The Office of Naval Research awarded us a $100,000 SBIR Phase I contract to analyze the potential for interference between emerging Wireless Local Area Network systems (WLANs) and DoD radar systems, and to evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques. This Radar Wireless Spectral Efficiency (RWSE) SBIR Phase I program was completed in January 2005 and concluded that the potential exists for mutual interference between WLANs and DoD radars, particularly during land-based, littoral and harbor navigation operation of DoD radars. We recommended that further study of the identified mutual interference mechanisms was warranted, including empirical testing to characterize the effects of the interference and the potential mitigation techniques identified during the Phase I program.


Radar Wireless Spectral Efficiency

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

Under this RWSE Phase II contract, in September 2006 we performed a survey of wireless infrastructure on board the aircraft carrier USS GEORGE WASHINGTON (CVN-73). Our survey team went aboard and, using special purpose test equipment and software, evaluated Wi-Fi network operation and the interactions between these wireless networks and existing ship systems. In October 2006, we performed the same type of Wi-Fi evaluations aboard an "amphibious carrier", the USS BATAAN (LHD-5). Additional shipboard surveys are in the planning stages.

Corporate Growth & Strategy

Our strategy for continued growth is three-fold. First, we expect to continue expanding our technology base, backlog, and revenue by continuing our active participation in the DoD SBIR program, bidding on projects that fall within our areas of expertise - electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and TV stations, cell phone stations and airlines.

Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.

Third, we believe that through our marketing of products such as ADEPT(r) we will develop key relationships with prime defense system contractors. Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.


Competition


Competition in the SBIR arena is intense, and we compete against numerous small businesses for SBIR awards. In our general business area of electronic defense systems and products, we also compete against many larger companies which have greater financial and human resources than we do. We believe that the primary competitive factors in obtaining SBIR contracts are technical expertise, prior relevant experience, and cost. Our history of completing projects in a timely and efficient manner and the experience of our management and technical personnel positions us well to compete for future SBIR grants.


Intellectual Property


We have two patents covering digital signal processing technology and our base scheme of implementing Link-11. We have also developed and continue to develop intellectual property (technology and data) under our SBIR contracts. Under the ADEPT(r) development program, we are in process of filing a patent covering its key technology with the U.S. Patent and Trademark Office. Our request for a trademark for the product name "ADEPT" has been approved by the U.S. Patent and Trademark Office, and ADEPT(r) is now a registered trademark of ours.

Under SBIR data rights, we are protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.


Customer Concentration

Substantially all of our revenue is derived from SBIR contracts for the federal government.


Employees

As of December 31, 2006, we had five full-time employees working at our Fort Washington, Pennsylvania Research & Development Center and three part-time employees. None of the employees belong to a labor union. We believe relations with our employees are satisfactory. We also use the services of subcontractors and/or consultants as necessary to aid in software and hardware development and for the manufacture of products.


ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

Our principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331. Our engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where we lease approximately 2,513 square feet of general office space under a lease agreement that terminates in November 2010. We also maintain a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

We know of no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

RISK FACTORS


383: An investment in our common stock involves a high degree of risk.
        You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-KSB before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs,
390: our business may be adversely affected, the trading price of our common 391: stock may decline and you may lose all or part of your investment.

We have a history of operating losses and although we had net income of $129,800 for the year ended December 31, 2006 and a working capital surplus of $263,353, we still had an accumulated deficit of $11,533,705 at December 31, 2006.

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



We may issue additional shares of our capital stock that could dilute the value of your shares. Our outstanding securities include shares of convertible preferred stock and options. During the respective terms of the options, and while the preferred stock is outstanding, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock, causing a dilution of the interests of existing stockholders. Thus, the terms on which we may obtain additional financing during that period may be adversely affected. The holders of preferred stock and options may exercise their respective rights to acquire our common stock at a time when we could be seeking to raise additional capital through sales of securities on terms more favorable than those being offered by us to new investors. In the event that such holders exercise their rights to acquire shares of our common stock at such time, the net tangible book value per share of our common stock will be subject to dilution.

Future sales of our securities by existing stockholders could adversely affect the market price of our common stock. Future sales of shares by existing stockholders under Rule 144 of the Securities Act of 1933 or through the exercise of outstanding options or otherwise could have a negative impact on the market price of our common stock. We are unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for our common stock, the personal circumstances of the sellers and a variety of other factors. Any sale of substantial amounts of our common stock in the open market may adversely affect the market price of our common stock and may adversely affect our ability to obtain future financing in the capital markets.

Penny Stock Rules.  Our common stock currently trades on the OTC Bulletin
Since our common stock continues to trade below $5.00 per
        share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded.
These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited 540: investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We rely on third-party contractors for certain engineering services that may be difficult to replace. We currently provide a portion of our engineering services through third-party contractors such as DRS Laurel Technologies. These services may not continue to be available on commercially reasonable terms, if at all. Services that are not immediately replaceable would need to be internally developed, which could strain existing engineering personnel and require us to spend substantial time and resources to retain additional personnel or third-party contractors. The loss or inability to maintain any of these engineering service providers could result in delays in the development of our products and services until equivalent services, if available, are identified, developed, and integrated, which could harm our business.

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

Our common stock is thinly traded and the price of our common stock may experience price volatility. Our common stock currently is traded over-the-counter on the OTC Bulletin Board. There can be no assurance that an active market for our shares will develop or, if developed, will be sustained.
Absent a public trading market, an investor may be unable to liquidate its investment. We believe that factors such as the announcements of the availability of new services and new contracts by us or our competitors, quarterly fluctuations in our financial results and general conditions in the communications industry could cause the price of our common stock to fluctuate substantially. If stockholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Our share ownership is highly concentrated. Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 31.9% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.



We have adopted certain anti-takeover provisions. We are authorized to issue 4,040,000 shares of preferred stock, which may be issued by our board of directors on such terms, and with such rights, preferences and designations as the board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. The 2,052,433 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control of us. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law (the "DGCL"), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

Corporate governance requirements are likely to increase our costs and make it more difficult to attract and retain qualified directors. We are subject to the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC. We expect that these and other new laws, rules and regulations will continue to increase our legal and financial compliance costs and place a significant burden on management. We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher premium costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee. In addition, starting with our fiscal year ending December 31, 2007, we will become subject to the requirements of Section 404 of the Sarbanes-Oxley Act which will require us to make annual assessments of our internal control over financial reporting and starting with our fiscal year ending December 31, 2008 file an attestation of this assessment by our independent registered public accountants. To date, we have taken limited actions with respect to compliance under Section 404. We may need to hire additional personnel and/or engage outside consulting firms to assist in our efforts to comply with Section 404. Any failure to improve our internal accounting controls or other problems with our control systems could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect or business and stock price.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

None.



PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
       BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
----------------------------------------------------------------------------

Our common stock is quoted on the OTC Bulletin Board under the trading symbol "MKRS.OB". The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

                                  Bid
                            High          Low

2006

  First Quarter		$ 0.2900    $ 0.1750
  Second Quarter		  0.2800          0.2100
  Third Quarter		  0.2600          0.2100
  Fourth Quarter		  0.4750          0.2100


2005

  First Quarter		$ 0.2000        $ 0.1400
  Second Quarter		  0.2900	0.1450
  Third Quarter		  0.2400	0.1600
  Fourth Quarter		  0.2100	0.1610


The last price of our common stock as reported on the OTC Bulletin Board as of March 26, 2007 was $0.48 per share.

We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition, and capital requirements. Our secured loan agreement with Sun National Bank prohibits us from paying any dividends on our common stock. Certain provisions of our convertible preferred stock also prohibit us from declaring or paying dividends on our common stock. The declaration and payment of dividends on our common stock is subject to the discretion of our board of directors and to certain contractual restrictions and limitations imposed under the DGCL. We do not anticipate paying dividends in the foreseeable future.

As of March 26, 2007, we had 420 holders of record of our common stock.




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
---------------------------------------------

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

Revenue Recognition

Revenue from research and development contracts is recognized as work is performed and costs are incurred. Billings to the federal government are generally recognized in accordance with the terms of the applicable contracts, and utilize provisional indirect rates during the year. These rates are subject to audit by applicable government agencies. Unbilled revenue reflects work performed, but not billed at the time, pending contractual requirements
and is classified as a current asset.   Billings to customers in excess of
revenue earned are classified as advanced billings, and shown as a liability.


Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The forgoing had no impact on the income statement for the year ended December 31, 2006. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123 has been applied. The adoption of SFAS 123R had no impact on the Company's consolidated financial statements as of and for the year ended December 31, 2006, as the Company had no non-vested stock options as of the date of adoption and no stock options were granted in 2006.




In June 2006, the FASB ratified Emerging Issues Task Force ("EITF")Issue
No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes 06-3 included in the financial statements if presented on a gross basis. EITF is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF Issue No. 06-03 which it will adopt at the beginning of Fiscal 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the financial statements.

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

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it had no impact on the reported results of operations or financial condition.


Overview

This Management's Discussion and Analysis and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual
         Report on Form 10-KSB are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Risk Factors" beginning on page 7 of this report and elsewhere herein. The following should be read in conjunction with our annual financial statements contained elsewhere in this  report.

In 2002, we re-entered the military electronic systems business and began pursuing SBIR awards within our areas of expertise. Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2006 and 2005. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

On March 2, 2006, we received an amendment to the SBIR Phase III contract for additional funding in the amount of $2,950,000 from The Department of the Navy for the continuation of the development and production of our ADEPT(r) maintenance tool for U.S. Navy surface combatants. This modification will expand the application of ADEPT(r) to include all Aegis ship variants for cruisers and destroyers. This market is comprised of over 80 ships plus shore-based facilities. We believe that the potential addressable ADEPT(r) market for all Aegis ship variants for cruisers and destroyers is approximately $20 million. Future potential markets include foreign navies and other U.S. Navy ships. This maintenance and training tool allows U.S. Navy personnel to engage cutting-edge technology to reduce maintenance time and enhance skill levels of shipboard personnel.

On May 1, 2006, we were awarded an SBIR Phase II contract from Space and Naval Warfare Systems Command (SPAWAR), San Diego, as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program. This SBIR Phase II effort will focus on the real world implications of incorporating wireless networking into the aircraft carrier (CVN platform) environment. The overall technical objective is to facilitate the introduction of commercial wireless communication systems, e.g. Wi-Fi, onto the U.S. Navy CVN platform through: (1) the identification and testing of potential own-ship electromagnetic interference (EMI) issues; (2) the development and testing of viable mitigation technologies to overcome adverse EMI effects; and (3) the development of a CVN Wi-Fi network planning tool to support networking within a highly reconfigurable shipboard environment. This contract is initially for the CVN platform, but is expected to eventually be applicable to other U.S. Navy ships. We intend to develop and market additional products and services based upon the knowledge gained in developing the CVN Wi-Fi network planning tool in the RWSE project.

Under this RWSE Phase II contract we performed a survey of wireless infrastructure on board the aircraft carrier USS GEORGE WASHINGTON (CVN-73) in September 2006. Our survey team went aboard and, using special purpose test equipment and software, evaluated Wi-Fi network operation and the interactions between these wireless networks and existing ship systems. In October 2006, we performed the same type of Wi-Fi evaluations aboard an "amphibious carrier", the USS BATAAN (LHD-5). Additional shipboard surveys are in the planning stages.



2006 vs. 2005

Total contract revenues in 2006 were $2,274,868 compared to $1,549,669 in 2005, an increase of 46.8%. Contract revenues in both years were derived entirely from SBIR contracts. The increase was due to increased billings on the Phase III SBIR contract and revenues from the RWSE Phase II contract which was awarded in May 2006. Additionally and as a result of these contracts, our cost of sales increased from $932,717 in 2005 to $1,361,255 in 2006, an increase of approximately 45.9%.

General and administrative expenses were $429,391 in 2006 compared to $305,317 in 2005. These expenses increased due to higher costs incurred for administrative salaries and bid and proposal consultants, and related costs.

Engineering expenses were $324,357 in 2006 compared to $229,610 in 2005. The increase in engineering costs for the year ended December 31, 2006 was due to the RWSE Phase II contract and rental and related costs associated with the lease of our research and development office located in Fort Washington, Pennsylvania.

Income from operations increased to $159,865 in 2006 as compared to $82,025 in 2005. The increase resulted primarily from our revenue and cost of sales increasing approximately 46% and our operating expenses increasing only 41%. Net income remained essentially constant in 2006 as compared to 2005. Specifically, we realized net income of $129,800 in 2006 compared to net income of $134,525 in 2005. This was primarily attributable to the Company reversing a larger portion of its valuation allowance against its deferred tax assets associated with available net operating loss carryforwards during 2005 and 2006.

Liquidity and Capital Resources


Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

In 2006, net cash provided from operations was $127,753 compared to $31,943 in 2005. The increase was primarily the result of increased contract revenues.
We had working capital of $263,353 as of December 31, 2006 as compared to working capital of $115,597 at December 31, 2005.

On November 16, 2006, we entered into a $50,000 revolving line of credit with Sun National Bank (the "Lender") evidenced by a Promissory Note made by us in favor of the Lender. The revolving line of credit will be available to us for two years. On November 14, 2008, advances will no longer be made under the revolving line of credit. At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule. The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum. Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate. The loan is secured by substantially all of our assets pursuant to a Commercial Security Agreement (the "Security Agreement") made by us in favor of the Lender and is guaranteed by Thomas J. Meaney, our President and Chief Executive Officer. There were no outstanding amounts under this line of credit at December 31, 2006.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next 12 months.

We anticipate considering the sale of additional debt or equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in supporting our government programs, or other business transactions which would generate funds sufficient to assure continuation of our operations and research programs. There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that we will achieve profitability or positive cash flow. If we are unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail our operations.


ITEM 7.	FINANCIAL STATEMENTS.
----------------------------------

The financial statements required to be filed pursuant to this Item 7 are appended to this report beginning on page F-1.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
		FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

None.


ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

Based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, our president (principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner; and (ii) is accumulated and communicated to management, including our president, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our recent fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION.
----------------------------

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT
------------------------------------------------------------------------

The current members of our Board of Directors and executive officers of our Company are as follows:

      			  Served as a	Positions with
Name		Age	Director Since	the Company

Paul G. Casner	69	2002		Director


Thomas C. Lynch	64 	1997		Director

Thomas J. Meaney	72	1986		President, Chief Executive
					Officer, Chief Financial
					Officer and Director

Wayne E. Meyer	80	1988		Chairman of the Board and
					Director

Tom L. Schaffnit	60	2000		Director


David C. Bryan	52 	2002		Executive Vice
					President & Chief
							Operating Officer

Patricia A. Kapp	40	1998		Secretary and
					Treasurer


The principal occupation and business experience, for at least the past five years, of each current director and executive officer is as follows:

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

Thomas C. Lynch has been a Director of the Company since February 1997. Mr. Lynch is currently Senior Vice President of The Staubach Company, a position he has held since October 2001. From August 2000 to November 2001, Mr. Lynch served as Senior Vice President of Safeguard Scientifics, Inc. From 1998 to August 2000, he was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc. Prior to joining CompuCom, Mr. Lynch had been Senior Vice President of Safeguard Scientifics, Inc., a position he held beginning in November 1995. Mr. Lynch serves as a Director on the following boards: Pennsylvania Eastern Technology Council, Epitome Systems, Telkonet, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge and USO World Board of Governors. He has served as President of Valley Forge Historical Society and Chairman of the Cradle of Liberty Council, Boy Scouts of America. He currently serves as a trustee of the US Naval Academy Foundation.

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

David C. Bryan has been Executive Vice President and Chief Operating Officer of the Company since March 2002. Mr. Bryan is responsible for R&D, program management, business development, and general operations. Prior positions include CTO and COO of Clariti Digital Paging and Technical Director for Magnavox/General Atronics Corporation. He has 30 years experience in electronic systems, products, hardware, and software development.

Patricia A. Kapp has been Corporate Secretary of the Company since April 1996. In September 1998, Ms. Kapp was also named Treasurer. Ms. Kapp has served in various capacities with the Company since 1987.



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


Audit Committee

In March 2004, the board of directors formed an Audit Committee. The members of the Audit Committee are Thomas C. Lynch, Wayne E. Meyer and Tom L. Schaffnit. The Audit Committee oversees and monitors management's and the independent outside auditors' participation in the accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the outside independent auditors and to consult with the independent auditors and the appropriate officers of the Company on matters relating to outside auditor independence, corporate financial reporting, accounting procedures and policies, adequacy of financial accounting and operating controls, and the scope of audits. The Audit Committee is governed by an Audit Committee Charter, which was adopted on March 10, 2004.

Since our inception, we have had a limited number of employees and generated limited revenues, most of which have been from a single customer. In light of the foregoing, and the need to conserve our financial resources to execute our business plan, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors qualifies as an "audit committee financial expert."


Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is attached as
Exhibit 14.1 to this report. Our Code of Business Conduct and Ethics is also available on our website, www.mikros.us, or without charge upon written request directed to Patricia A. Kapp, Secretary, Mikros Systems Corporation, 707 Alexander Road, Building Two, Suite 208, Princeton, New Jersey 08540.












ITEM 10.  EXECUTIVE COMPENSATION.
----------------------------------

The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the years ended December 31, 2006 and 2005. We did not issue any options or other equity compensation to any of Named Executives in 2006 or 2005.

Summary Compensation Table

	The following table sets forth the compensation for the fiscal years ended December 31, 2006, and 2005, for services to us in all capacities, of the named executive officers:


 Fiscal	Salary	Total
                  Year	 ($)	 ($)

1188: Thomas J. Meaney	2006	103,666	103,666
1189:  President	2005	 52,800	 52,800

1191:   David C. Bryan	2006	164,563	164,563
1192:   Executive Vice 	2005	156,000	156,000
1193:   President

Director Compensation

       We do not compensate any of our directors for serving on our board of directors. Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following is certain information about our equity compensation plans as of December 31, 2006:

                              Equity Compensation Plan Information

   (c)
-----------------------------------------------------------
			         Number of securities
    remaining available for
future issuance under
    equity compensation
  outstanding options,    plans (excluding
1219:   rights		 warrants and rights    securities reflected in
										column (a))
Plan Category
1224:  ----------------------------------------

Equity compensation plans
 approved by
 security holders
          361,818	$0.1658		   -

Equity compensation plans
 not approved by
 security holders
           -		   -		   -
--------------	------------------		------------------

 Total
1239:   361,818	$0.1658	 _
              ============                            =============








Common Stock

The following table sets forth certain information, as of March 26, 2007 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

  				 Amount and Nature
  			         Beneficial	      Percent
Name of Beneficial Owner    Ownership(1)		of Class


Certain Beneficial Owners:

Princeton Valuation 		2,920,050(2)          8.9
Consultants, L.L.C.
5 Vaughn Drive
Princeton, New Jersey 08540

Current Directors and Named Executives:

David C. Bryan 			   400,000           1.3

Paul G. Casner			   382,400		   1.2

Thomas C. Lynch		         382,400		   1.2

Thomas J. Meaney			 5,557,842(3)        16.5

Wayne E. Meyer		 	 3,071,650(4)         9.7

Tom L. Schaffnit			 1,103,277(5)	   	   3.4

All Current Directors 		10,897,569(6)        31.9
and Officers as a Group (six persons)

*	Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and the
	sole investment and voting power is held by the persons named.

(2)	Includes 202,500 shares issuable upon conversion of Convertible
Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3)	Includes 50,000 shares issuable upon conversion of Convertible Preferred
Stock and 1,949,775 shares issuable upon conversion of Series B
Convertible Preferred Stock.

(4)	Includes 30,000 shares issuable upon conversion of Series B Convertible
Preferred Stock.

(5)   Includes 361,818 shares issuable upon the exercise of options.

(6)	See Notes 3 through 5.


Convertible Preferred Stock

The following table sets forth certain information, as of March 26, 2007, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

           Amount and Nature
     					     of Beneficial	 Percent
Name of Beneficial Owner	     Ownership(1)     	 of Class

Certain Beneficial Owners:

Princeton Valuation Consultants        202,500         79.4
  L.L.C.
5 Vaughn Drive
Princeton, New Jersey 08540

Current Directors and Named Executives:

David C. Bryan 				   --    		   --

Paul G. Casner				   --			   --

Thomas C. Lynch				   --			   --

Thomas J. Meaney				   50,000		  19.6

Wayne E. Meyer				   --			   --

Tom L. Schaffnit				   --                --


All Current Directors and Officers as a Group
(six persons)   			        50,000	        19.6


(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 26, 2007, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and
(iii) all current directors and officers as a group.

         Amount and Nature
       				     of Beneficial	    Percent
Name of Beneficial Owner	      Ownership(1)           of Class

Certain Beneficial Owners:

The Mercantile & General 		   91,342			 8.3
Reinsurance Company, PLC
Moorfields House
Moorfields
London EC2Y 9AL

Princeton Valuation Consultants,      231,961			21.0
 L.L.C
5 Vaughn Drive
Princeton, New Jersey 08540

Current Directors and Named Executives:

David C. Bryan 				    --			 --

Paul G. Casner				    --			 --

Thomas C. Lynch				    --		       --

Thomas J. Meaney				  649,925			59.0

Wayne E. Meyer				   10,000			 *

Tom L. Schaffnit				    --			 --

All Current Directors 			  659,925			59.0
and Officers as a Group
(six persons)

*	Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.







Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 26, 2007, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

       Amount and Nature
  						of Beneficial	  	Percent
Name of Beneficial Owner	        Ownership(1)           of Class

Certain Beneficial Owners:

Current Directors and Named Executives:

David C. Bryan 				  --                 --

Paul G. Casner				  --			   --

Thomas C. Lynch				  --			   --

Thomas J. Meaney				 5,000		  100.0

Wayne E. Meyer				  --			   --

Tom L. Schaffnit				  --			   --

All Current Directors and Officers   5,000		  100.0
as a Group (six persons)


* Less than 1%

(1) 	Except as otherwise indicated, all shares are beneficially owned and the
	sole investment and voting power is held by the persons named.



Series D Preferred Stock

The following table sets forth certain information, as of March 26, 2007, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of the current directors and Named Executives, and (iii) all current directors and officers as a group.

       Amount and Nature
   						of Beneficial		Percent
Name of Beneficial Owner		   Ownership(1)     	of Class

Certain Beneficial Owners:

Princeton Valuation Consultants,          138,000	      20.0
 L.L.C.
5 Vaughn Drive
Princeton, New Jersey 08540

Frederick C. Tecce				138,000		20.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

JoAnne E. Burns                            69,000		10.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

George W. Taylor					 69,000           10.0
c/o Mikros Systems Corporation
707 Alexander Road, Bldg 2, Suite 208
Princeton, New Jersey 08540

Current Directors and Named Executives:

David C. Bryan 				      --                 --

Paul G. Casner					--			 --

Thomas C. Lynch					--		       --

Thomas J. Meaney					138,000		20.0

Wayne E. Meyer					138,000		20.0

Tom L. Schaffnit					--			 --


All Current Directors and Officers 		276,000	      40.0
as a Group (six persons)


(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
    INDEPENDENCE
-----------------------------------------------------------------------

Thomas J. Meaney is the guarantor of our obligations to Sun National Bank under our $50,000 revolving line of credit which is secured by substantially all of our assets. Mr. Meaney is the President, Chief Executive Officer, and a director of the Company.

We pay Wayne E. Meyer $500 per month for use of office space at Three Crystal Park, 2231 Crystal Drive, Suite 105 in Arlington, Virginia. Mr. Meyer is the Chairman of the Board of Directors of the Company.


Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in the rules of the National Association of Securities Dealers, Inc. ("NASD"), our board of directors has determined that Paul G. Casner, Thomas C. Lynch, Tom L. Schaffnit and Wayne E. Meyer, who constitute a majority of its members, are independent.

With regard to our audit committee, the board of directors has determined that Messrs. Lynch and Schaffnit are independent and that Mr. Meyer does not satisfy the independence criteria for audit committee members set forth in NASD Rule 4350(d) and Rule 10A-3(b)(1) of the Exchange Act.


ITEM 13.  EXHIBITS
-------------------

Note: All exhibits that were filed as exhibits (i) to our Registration Statement on Form S-18, File No. 2-67918-NY, as amended, or (ii) if so specified, to previously filed Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB or to previously filed Current Reports on Form 8-K, are indicated by a parenthesis setting forth the exhibit number by which the exhibits were identified in said Registration Statement and are hereby incorporated by reference.

      3.1	Certificate of Incorporation [Exhibit 2(I)].
      3.2  	By-laws [Exhibit 2(II)].
      3.3   Form of Certificate of Amendment to Certificate of
           	Incorporation [Exhibit 2(III)].
      3.4  	Form of Certificate of Amendment of Incorporation with
           	respect to increase of authorized shares [Exhibit IV)].
      3.5 Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12,
1988].
      3.6  	Certificate of Designations of Series D Preferred Stock
           	[Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994].
     10.1   1988 Restricted Stock Award Plan. [Exhibit 10.20 to
           	Form 10-K for 1988 filed May 15, 1989].
     10.2  	Form of Restricted Stock Agreement. [Exhibit 10.21 to
           	Form 10-K for 1988 filed May 15, 1989].
     10.3  	Incentive Stock Option [Exhibit 10(c)(III) to Form 10-K
           	for the year ended December 13, 1981].
     10.4  	Amended and Restated Stock Option Plan (1988)[Exhibit
           	10.27 to Form 10-K for 1989 filed April 3, 1990].
     10.5  	Form of 1996 Warrant with Schedule of Warrants.
     		[Exhibit 10.24 to Form 10-K filed February 28,1997].
     10.6  	Registration Statement of shares included in the
 	     	Incentive Stock Option Plan (1981)and the 1992
     		Incentive Stock Option Plan [Form S-8/S-3 filed April 25,1997].
     10.7   Contribution Agreement dated as of January 28, 2003.
       between the Company and Paul G. Casner, Thomas C. Lynch, Thomas J. Meaney, Wayne E. Meyer and Tom L. Schaffnit [Exhibit 10.24 to Form
10-KSB filed March 31, 2003].
14.1	Mikros Systems Corporation Code of Business Conduct and Ethics
[Exhibit 14 to Form 10-QSB filed August 11, 2006].
31.1	Certification of principal executive officer and principal
financial officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley
       Act of 2002, 18 U.S.C. 1350.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

Audit Fees

We have engaged Beard Miller Company LLP for the audit of our financial statements for the years ended December 31, 2006 and 2005 and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the years ended December 31, 2006 and 2005 for a fee of $28,160 and $25,542, respectively.


Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2006 and 2005.


Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2006 and 2005.


All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2006 and 2005.


Audit Committee Pre-Approval Policies and Procedures

All auditing services and non-audit services (other than the de minimis exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved by the Audit Committee. Any future Audit-Related Fees and Tax Fees will be pre-approved by the Audit Committee.




						SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIKROS SYSTEMS CORPORATION
                              --------------------------
                                     (Registrant)



Dated: March 30, 2007
                          By: /s/ Thomas J. Meaney
                          --------------------------------
        Thomas J. Meaney, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


Signatures                                   Date


/s/ Wayne E. Meyer
---------------------------		   	   March 30, 2007
Wayne E. Meyer, Chairman


/s/ Paul G. Casner
---------------------------		   	   March 30, 2007
Paul G. Casner, Director


/s/ Thomas C. Lynch                    	   March 30, 2007
------------------------------
Thomas C. Lynch, Director


/s/  Thomas J. Meaney
------------------------------		   March 30, 2007
Thomas J. Meaney, Director


/s/  Tom L. Schaffnit                        March 30, 2007
------------------------------
Tom L. Schaffnit, Director




Report of Independent Registered Public Accounting Firm





To the Board of Directors and Shareholders of MIKROS SYSTEMS CORPORATION
Princeton, New Jersey

We have audited the accompanying balance sheet of Mikros Systems Corporation (the Company) as of December 31, 2006, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Beard Miller Company LLP




Beard Miller Company LLP
Reading, Pennsylvania
March 26, 2007













       MIKROS SYSTEMS CORPORATION
                              BALANCE SHEET

                                      DECEMBER 31,
         ASSETS                           2006
------------------------------       ------------

CURRENT ASSETS
  Cash                                $  229,459

  Receivables on Government Contracts    201,722

  Other Current Assets                    15,800
                                     ------------
TOTAL CURRENT ASSETS                     446,981
                                     ------------

  Patents and Trademarks			12,188

  Less: Accumulated Amortization          (6,888)
                                     ------------
                                           5,300


  Equipment                               13,114

  Less: Accumulated Depreciation          (5,882)
 						 ------------
  							 7,232
                                     ------------

  Deferred Tax Asset				48,000
                                     ------------

TOTAL ASSETS				 $   507,513
                                     ============

	See Notes to Financial Statements























				MIKROS SYSTEMS CORPORATION
                           BALANCE SHEET (continued)


         LIABILITIES AND                            DECEMBER 31,
      SHAREHOLDERS'  EQUITY		                     2006
----------------------------------                  -----------
CURRENT LIABILITIES

  Accrued Payroll and Payroll Taxes                  $  75,119
  Accounts Payable                                     102,639
  Taxes Payable						5,870
                                                   ------------
TOTAL CURRENT LIABILITIES                              183,628
                                                   ------------

  Long-term Liabilities				      16,022
                                                   ------------

TOTAL LIABILITIES					     199,650

REDEEMABLE SERIES C PREFERRED STOCK
  par value $.01 per share, authorized 150,000
  shares, issued and outstanding 5,000 shares
  (involuntary liquidation value - $80,450)             80,450
                                                    -----------
SHAREHOLDERS' EQUITY


  Preferred Stock, Series B convertible, par value
  $.01 per share, authorized 1,200,000 shares, issued
  and outstanding 1,102,433 shares                      11,024
  (involuntary liquidation value - $1,102,433)

  Preferred Stock, convertible, par value $.01
  per share, authorized 2,000,000 shares, issued
  and outstanding 255,000 shares
  (involuntary liquidation value - $255,000)             2,550


  Preferred Stock, Series D, par value $.01 per share
  690,000 shares authorized, issued and outstanding      6,900
  (involuntary liquidation value - $1,518,000)

  Common Stock, par value $.01 per share,
  authorized 60,000,000 shares, issued and
  outstanding 31,766,753 shares
	                          	                   317,668

  Capital in excess of par value                    11,422,976

  Accumulated Deficit                              (11,533,705)
                                                   ------------
TOTAL SHAREHOLDERS' EQUITY    	          	     227,413
                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY    				              $    507,513
                                                   ============

	See Notes to Financial Statements

















                       MIKROS SYSTEMS CORPORATION
                         STATEMENTS OF INCOME



				  		Years Ended December 31,
                                        2006          2005
                                    ------------   -----------

 Contract Revenues			$  2,274,868   $1,549,669

 Cost of sales				   1,361,255      932,717
                                    ------------   -----------

 Gross margin				     913,613	616,952
                                    ------------   -----------
 Expenses
   Engineering				     324,357	229,610
   General and Administrative            429,391      305,317
                                     ------------  -----------
   Total expenses                        753,748      534,927
                                     ------------  -----------

 Income from operations       	     159,865       82,025

 Other Income:
   Interest                        		   285            -
                                     ------------  -----------
 Net income before income taxes          160,150       82,025

 Income tax expense (benefit)		      30,350      (52,500)
						 ------------  -----------

 Net income                           $  129,800    $ 134,525
                                     ============  ===========

Basic and diluted earnings
   per share 			 	  $     0.00    $    0.00
                                     ============  ===========
Weighted average number of shares
 outstanding                          31,766,753    31,766,753
                                    ============  =============

See Notes to Financial Statements




















MIKROS SYSTEMS CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005


 Preferred Stock    Preferred Stock D
   $0.01 Par Value     $0.01 Par Value
1940:    -------------------------------------------------------------
  Par        Number     Par     Number       Par
 of shares  Value   of shares    Value
1943:    --------------------------------------------------------------

Balance,
1949:January 1, 2005   1,102,433  $11,024  255,000    $2,550    690,000   $6,900

Net loss

1953:  ----------   ------- --------- -------   --------- --------
Balance,
Dec. 31, 2005 1,102,433  $11,024  255,000    $2,550    690,000   $6,900


Net income
1959: ----------  ------- ---------- -------   --------- --------
Balance,
 Dec. 31, 2006 1,102,433  $11,024  255,000    $2,550    690,000   $6,900
1962:   =======  ======= =========- =======   ========= ========


1959:  Capital in
  excess of     Accumulated
Par Value       Deficit	     Total
1962:   ------------------------------------------------------------------
               Number      Par
               of shares   Value
1965:   ------------------------------------------------------------------

Balance,
  31,766,753  $317,668 $ 11,422,976   $(11,798,030)    $(36,912)

                                                      134,525      134,525
1978:    --------  --------  -----------   ------------    ---------
Balance,
31,766,753  $317,668   11,422,976   $(11,663,505)    $(97,613)


                                                         129,800      129,800
1983:   ----------  --------- -----------   -------------    ---------
Balance,
1987Dec.  31, 2006 31,766,753  $317,668 $ 11,422,976  $(11,533,705)  $ 227,413
1986: ==========  ========  ===========   =============   ==========

                                  See Notes to Financial Statements




























MIKROS SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS



                                                Years Ended December 31,
                                                    2006         2005
                                             ------------    -----------
Cash Flow From Operating Activities:
 Net income                                  $   129,800     $   134,525
 Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and Amortization             9,170           2,663
 Deferred Tax Expense (Benefit)         17,000      (65,000)

Net Changes in Operating Assets and Liabilities
  Receivables on Government Contracts             (99,363)         69,782
  Other Current Assets                              1,093         (12,812)
  Accounts Payable                                 44,468         (22,818)
  Accrued Payroll and Payroll Taxes                24,681           3,412
  Accrued Expenses and Other Liabilities              904         (77,809)
                                                 -----------      ---------

Net Cash Provided By operating activities         127,753	       31,943

Cash Flow From Investing Activities:

   Purchase of Equipment				   (1,590)        (10,182)
   Costs associated with patent and
     trademark development  			         (6,858)         (5,330)
                                               -----------      ----------

Net Cash Used In Investing Activities:             (8,448)        (15,512)

                                               -----------      ----------
Net Increase in Cash                              119,305          16,431

Cash, Beginning of year 	                      	  110,154            93,723
                                     		      -----------      ----------

Cash, end of year                            $    229,459    $    110,154
							     ===========      ==========
Supplementary Cash Flows Information:

  Income taxes paid				   $      6,610	 $		0
		                                   ===========      ==========




See Notes to Financial Statements



				   MIKROS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  THE COMPANY
---------------------

Mikros Systems Corporation (the "Company") was founded in 1978. The Company is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications. Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

The Company's primary business is to pursue and obtain Homeland Security, U.S. Navy, and other governmental authorities. Since 2002, the Company has been awarded a number of Phase I, II, and III SBIR contracts.

In September 2004, the Company was awarded a Small Business Innovation Research (SBIR) Phase III contract from the Naval Surface Warfare Center - Dahlgren, Virginia valued at approximately $2,400,000, the contract is to complete the development and to begin initial production of an intelligent test tool for Navy radars. The Multi-Function Distributed Analysis Tool (MFDAT) has been designed by the Company under the SBIR Phase II contract, which began in August 2003. As of December 31, 2006 and 2005, the Company had billed $1,944,687 and $1,512,238, respectively under this Phase III contract.

On March 2, 2006, the Company announced that it had received additional funding in the amount of $2.95M from The Department of the U.S. Navy for the continuation of the development and production of the ADEPT(tm) maintenance tool for U.S. Navy surface combatants. This modification
2105:  will expand the application of ADEPT(tm) to include all Aegis ship variants for cruisers and destroyers. This market totals over 80 ships plus shore-based facilities.
Future potential markets include foreign navies and other U.S. Navy ships. This maintenance and training tool allows U.S. Navy personnel to engage cutting-edge technology to reduce maintenance time and enhance skill levels of shipboard personnel.

On May 1, 2006, the Company was awarded an SBIR Phase II contract from Space and Naval Warfare Systems Command (SPAWAR), San Diego, as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program. This SBIR Phase II effort will focus on the real world implications of incorporating wireless networking into the aircraft carrier (CVN platform) environment. The overall technical objective is to facilitate the introduction of commercial wireless communication systems, e.g. Wi-Fi, onto the U.S. Navy CVN platform through: (1) the identification and testing of potential own-ship electromagnetic interference (EMI) issues; (2) the development and testing of viable mitigation technologies to overcome adverse EMI effects; and (3) the development of a CVN Wi-Fi network planning tool to support networking within a highly reconfigurable shipboard environment. This contract is initially for the CVN platform, but is expected to be eventually applicable to other U.S. Navy ships.

Under this RWSE Phase II contract we performed a survey of wireless infrastructure on board the aircraft carrier USS GEORGE WASHINGTON (CVN-73) in September 2006. Our survey team went aboard and, using special purpose test equipment and software, evaluated Wi-Fi network operation and the interactions between these wireless networks and existing ship systems. In October 2006, we performed the same type of Wi-Fi evaluations aboard an "amphibious carrier", the USS BATAAN (LHD-5). Additional shipboard surveys are in the planning stages.




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


Receivables on Government Contracts
-----------------------------------

Receivables on Government Contracts are stated at outstanding balances, less an allowance for doubtful accounts, if necessary. When necessary, the allowance for doubtful accounts is established through provisions charged against operations. Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past experience, agings of the receivables, adverse situations that may affect a customers' ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. No allowance for doubtful accounts was deemed necessary by management at December 31, 2006.


Cash
----

Cash balances consist of balances that are immediately available to the Company and are held by financial institutions. These balances may, at times, exceed FDIC insured limits.


Equipment
---------

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 years. Depreciation expense amounted to $3,615 and $1,330 for years ended December 31, 2006 and 2005, respectively.





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

Stock Options
-------------

Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock Based Compensation." No stock-based employee compensation cost was recognized in the Company statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement No. 123(R) replaces Statement No. 123, supersedes APB Opinion No. 25 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share Based Payment," using the modified-prospective transition method. Under that transition method, compensation cost recognized after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value calculated in accordance with the provision of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provision of Statement 123(R). The Company had no unvested stock options at December 31, 2005, therefore, the adoption of Statement 123(R) relates only to share-based payments granted after January 1, 2006. The Company granted no stock options in 2006.

Revenue Recognition
-------------------

Revenues are recognized when the Company incurs reimbursable costs under the contracts. During 2006 and 2005, all contract revenues were recognized on contracts with the Federal Government.

Patents and Trademarks
----------------------

The Company holds two patents covering digital signal processing technology and its base scheme of implementing Link-11. The Company has also developed and continues to develop intellectual property (technology and data) under its SBIR contracts. Under the ADEPT(r) development program, the Company is in process of filing for a patent covering its key technology with the U.S.
Patent and Trademark Office. The request for a trademark for the product name "ADEPT" has been approved by the U.S. Patent and Trademark Office, and ADEPT(r) is now a registered trademark of the Company.

Under SBIR data rights, the Company is protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.

In 2006 and 2005, the Company amortized the costs of its patents and trademarks in the amount of $5,555 and $1,333, respectively. These costs are being amortized over their 17 year legal lives.
Income Taxes
------------

The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of a deferred tax asset will not be realized.


Deferred Rent
-------------

Rent expense under operating leases providing for rent abatements and fixed non-contingent escalations is recognized on a straight-line basis over the term of each individual underlying lease. The cumulative net excess of recorded rent expense over lease payments made is reflected on the balance sheet within long-term liabilities.


Recently Issued Accounting Standards
------------------------------------

In June 2006, the FASB ratified Emerging Issues Task Force ("EITF")Issue
No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF Issue No. 06-03 which it will adopt at the beginning of Fiscal 2007.

In July 2006, the FASB issued FASB Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our financial statements.

In September 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it had no impact on the reported results of operations or financial condition.


NOTE 3 - REDEEMABLE SERIES C PREFERRED STOCK AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------

REDEEMABLE SERIES C PREFERRED STOCK
-----------------------------------

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company's stock and is subject to redemption at the Company's option at any time or if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company's assets. Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder, and the holders of Redeemable Series C Preferred Stock will not be entitled to any further payment. The redemption price per share is $16.09.


SERIES B CONVERTIBLE PREFERRED STOCK
------------------------------------

Each share of Series B Preferred Stock is convertible into three shares of the Company's common stock at a price of $.33 per share of common stock to be received upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company's shareholders. Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Redeemable Series C Preferred Stock and before any payment is made upon the Company's Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.


CONVERTIBLE PREFERRED STOCK
---------------------------

Each share of the convertible preferred stock can be redeemed at the Company's option for $1 per share or can be converted into shares of the Company's common stock. Each share of preferred stock is convertible into one share of common stock. This conversion rate is subject to adjustment in certain circumstances. Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to their redemption price once shareholders of Redeemable Series C Preferred Stock and Series B Preferred stock have been fully paid.


SERIES D PREFERRED STOCK
------------------------

The Series D Preferred Stock provides for an annual cumulative dividend of $.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends.
Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation's Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2006 and 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000. Such waiver does not affect dividends accrued through December 31, 2006.


COMMON STOCK WARRANTS
---------------------

Certain shareholders held warrants that gave such shareholders the right to purchase, at any time, 5,459,000 shares of the Company's common stock.

These warrants expired in November 2006 and were exercisable at a price of $.78 per share for the purchase of 3,071,000 shares of common stock and $.65 per share for the purchase of 2,388,000 shares of common stock. None of the warrants were exercised during 2006 or 2005.







NOTE 4 - INCOME TAXES
---------------------

The income tax provision is comprised of the following:


    						   2006   	   2005
                            		 ---------   ---------
Current tax expense      	    	$ 13,350    $12,500
Deferred tax expense (benefit)        17,000    (65,000)
                                     ---------   ---------

Net Tax Provision(Benefit)  		$ 30,350  $ (52,500)
                                    =========   =========


The reconciliation between the statutory federal income tax rate and the Company's effective tax rate is as follows:

                               2006		  2005
                             --------   ----------
Federal statutory rate		  34.0%	 34.0%
State taxes                      6.0         6.0
Utilization of net operating
 loss carry forwards and
 reduction of deferred
  Valuation allowance          (21.0)     (104.0)
                             ---------  ----------
Effective tax rate              19.0% 	(64.0%)
                             =========  ==========



Total available net operating loss carry forwards at December 31, 2006 are reflected in the following schedule:


                     		YEAR         AVAILABLE FOR      AVAILABLE FOR
              			 OF             FEDERAL            STATE
            		     EXPIRATION       TAX PURPOSES      TAX PURPOSE


                              2010             462,000              79,000
                              2011           1,422,000                  -
                              2017             339,000                  -
                              2019             307,000                  -
                              2021              77,000                  -
                              2022              39,000                  -
				2023		  107,000
                                           --------------     -------------
                                           $ 2,753,000         $    79,000
                                           ==============     =============


During 2006, federal net operating loss carry forwards of approximately $140,000 were utilized by the Company for purposes of the Company's tax provision. Consequently, the Company's valuation allowance associated with the related deferred tax assets was reduced by approximately $35,000 and $104,000 in 2006 and 2005, respectively.





The deferred tax asset consists of the following as of December 31:


                               2006          2005
                             ---------    ---------
Deferred tax asset:
  Net operating loss
  carry forwards           $    930,940 $    982,940
  Valuation allowance          (882,940)    (917,940)
                             ----------   -----------
Net deferred tax asset     $     48,000 $     65,000
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

A summary of the status of the Company's stock option plan as of December 31, 2006 and 2005 is presented below:

Weighted              Weighted
     Average              Average
   Exercise              Exercise
Common Stock Options: 2006     Price        2005     Price
  -----------------------------------------
Options outstanding beginning
  of year                     391,818   $0.1658     401,818     $0.1913
Granted 	     -         -           -           -
Exercised  	     -         -           -           -
Cancelled                   ( 30,000)        -     (10,000)          -
                                     -----------------------------------------
Options outstanding,
           end of year             361,818   $0.1658     391,818     $0.1914
                                  ================================

Options exercisable,
           end of year:             361,818   0.1658      391,818     0.1914
	                   ================================

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was approximately $92,000.



The following table summarizes information about options outstanding at December 31, 2006:
					        2006
                               Options Outstanding
   ---------------------------------------------------------
               Number        Weighted Avg.       Options
   Exercise  Outstanding       Remaining       Exercisable at
   Prices   at 12/31/06    Contractual Life       12/31/06
                                (Years)
   --------  -----------    ----------------   -------------
  $0.1500	  280,000 		   3.08   		    280,000
  $0.2200      81,818		   3.67        	     81,818

              361,818                      	    361,818
              =======                              =========


Note 6 - EARNINGS PER SHARE
---------------------------

The Company's calculation of earnings per share is as follows:

        2006	        2005
       -----        -----
Net income applicable to common
 shareholders				      $     129,800   $    134,525
                                              ==========    ==========
Average basic shares outstanding             31,766,753     31,766,753

Assumed conversion of preferred stock	    3,562,299      3,562,299
Effect of dilutive options and warrants         139,596         80,000
                                              ----------   -----------
Average dilutive shares outstanding          35,468,648     35,409,052
                                             ===========   ===========

Earnings per share - basic and
 diluted					       $     0.00   $      0.00
                                             ============  ===========



No shares were excluded due to there anti-dilutive effect for the year ended December 31, 2006.

A total of 5,570,818 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2005.


Note 7 - LINE OF CREDIT
-----------------------

On November 16, 2006, Mikros Systems Corporation (the "Company") entered into a $50,000 revolving line of credit with Sun National Bank (the "Lender") evidenced by a Promissory Note (the "Note") made by the Company in favor of the Lender. The revolving line of credit will be available to the Company for two years. Commencing on November 14, 2008, advances will no longer be made under the revolving line of credit. At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule. The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum. Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate. The loan is secured by substantially all of the Company's assets pursuant to a Commercial Security Agreement (the "Security Agreement") made by the Company in favor of the Lender and is guaranteed by Thomas J. Meaney, the Company's President and Chief Executive Officer. There were no outstanding amounts under this line of credit at December 31, 2006.

NOTE 8 - COMMITMENTS
--------------------

The Company leases its executive office and marketing facilities through month-to-month leases. The Company's engineering-research, design and
development lease agreement runs through November 30, 2010.   Total rent
expense during 2006 and 2005 was $57,582 and $45,314, respectively. The rent expense during 2006 is shown net of month-to-month sub-lease payments of approximately $5,400 by a related party. The Company executed a new lease for engineering office space located in Fort Washington, Pennsylvania that commenced on September 1, 2005 and continues for 63 months. The first monthly payment of $5,181 was due on January 1, 2006 and the terms of the lease include an annual rate increase through the end of the lease. The Company's obligation under the non cancellable operating leases is as follow:


				2007	   $ 64,475
				2008	   $ 66,202
				2009	   $ 67,929
				2010	   $ 63,755
				2011     $      0

				TOTAL	   $262,361



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

4. 	As the sole certifying officer of the small business issuer, I am
	responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

	a)	designed such disclosure controls and procedures, or caused such
		disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me by others within those entities, particularly during the period in which this report is being prepared;

	b)	[Paragraph omitted in accordance with SEC transition instructions
		contained in SEC Release 34-47986]

	c)	evaluated the effectiveness of the small business issuer's
		disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	disclosed in this report any change in the small business issuer's
		internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. 	As the sole certifying officer of the small business issuer, I have
	disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


					/s/ Thomas J. Meaney _______________

Dated:	March 30, 2007	Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)


EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


		In connection with the Annual Report on Form 10-KSB of Mikros Systems Corporation (the "Company") for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on or about the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that to his knowledge:

   (1) 	The Report fully complies with the requirements of Section 13(a)
		or 15(d) of the Securities Exchange Act of 1934; and

   (2) 	The information contained in the Report fairly presents, in all
		material respects, the financial condition and results of operations of the Company.


					/s/ Thomas J. Meaney* ___________
Dated:	March 30, 2007	Thomas J. Meaney, President, Chief
					Executive Officer and Chief Financial Officer
					(Principal Executive Officer and
					Principal Financial Officer)

*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.











1

29





	- 30 -
F-4




	F-1