Form 10QSB
period 2007-03-31
MIKROS SYSTEMS CORP
filed 2007-05-10
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
Commission File No. 2-67918

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 2007:

Class                           Number of Shares
-----                           ----------------
Common Stock, par value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____




TABLE OF CONTENTS
                                                  PAGE #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEET
As of March 31, 2007                                  3

CONDENSED STATEMENTS OF INCOME
For the Three Months Ended
March 31, 2007 and 2006                               5

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
2007 and 2006                                         6

NOTES TO THE CONDENSED FINANCIAL
 STATEMENTS                                           7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations

Overview                                             11

Results of Operations                                13

Liquidity and Capital Resources                      13

Item 3. Controls and Procedures                      15


PART II.  OTHER INFORMATION

Item 6.  Exhibits                                    16

SIGNATURES                                           17

CERTIFICATIONS                                       18















PART I.  Financial Information

Item 1. Condensed Financial Statements



MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)


                                      March 31,
                                        2007
ASSETS                                --------

CURRENT ASSETS

  Cash and Cash Equivalents         $ 366,614
  Receivables on Government
      Contracts                       248,646
  Other Current Assets                 33,505
                                     --------
  TOTAL CURRENT ASSETS                648,765
                                     --------

  Patents & Trademarks                  5,383

  Less: Accumulated Amortization         (168)
                                     --------
                                        5,215
                                     --------

  EQUIPMENT                            13,114

  Less: Accumulated Depreciation       (6,863)
                                     --------
                                        6,251
                                     --------

  Deferred Tax Asset                   28,900
                                     --------

TOTAL ASSETS                        $ 689,131
                                    =========


See Accompanying Notes to Condensed Financial Statements.










MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
(continued)

    LIABILITIES AND                             March 31,
 SHAREHOLDERS'  EQUITY                              2007
----------------------------------             -----------
CURRENT LIABILITIES

  Accrued Expenses                              $   16,500
  Accrued Payroll and Payroll Taxes                 82,746
  Accounts Payable                                 219,232
  Taxes Payable                                     16,400
                                               -----------
TOTAL CURRENT LIABILITIES                          334,878
                                               -----------

Long-term Liabilities                               15,775
                                               -----------
TOTAL LIABILITIES                                  350,653

REDEEMABLE SERIES C PREFERRED STOCK
par value $.01 per share, authorized 150,000
shares, issued and outstanding 5,000 shares
(involuntary liquidation value - $80,450)           80,450
                                               -----------
SHAREHOLDERS' EQUITY

Preferred Stock, Series B convertible, par value
$.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares                    11,024
(involuntary liquidation value - $1,102,433)

Preferred Stock, convertible, par value $.01
per share, authorized 2,000,000 shares, issued
and outstanding 255,000 shares
(involuntary liquidation value - $255,000)           2,550

Preferred Stock, Series D, par value $.01 per share
690,000 shares authorized, issued and outstanding    6,900
(involuntary liquidation value - $1,518,000)

Common Stock, par value $.01 per share,
authorized 60,000,000 shares, issued and
outstanding 31,766,753 shares                      317,668

Capital in excess of par value                  11,422,976

Accumulated Deficit                            (11,503,090)
                                            --------------
TOTAL SHAREHOLDERS' EQUITY                         258,028
                                            --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                    $       689,131
                                            ==============

See Accompanying Notes to Condensed Financial Statements.

                          MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)


                                      Three Months Ended,
                          March 31, 2007       March 31, 2006
                          --------------       ---------------

Revenues:

Contract Revenue              $   794,950   $    538,590

Cost of Sales                     486,234        339,506
                          ---------------     --------------
Gross Margin                      308,716        199,084
                          ---------------     --------------

Expenses:

  Engineering                      95,433         52,182
  General & Administrative        153,038        111,534
                          ---------------     --------------
Total Expenses                    248,471        163,716
                          ---------------     --------------
Income before income
  tax expense                      60,245         35,368

Income tax expense                 29,630         15,200
                          ---------------     --------------

Net Income                  $      30,615   $     20,168
                          ===============     ==============

Basic and diluted
 earnings per share         $        0.00   $       0.00
                          ===============     ==============

Weighted average number
  of share outstanding        31,766,753       31,766,753
                           ==============     ==============


See Accompanying Notes to Condensed Financial Statements.












MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                             Three Months Ended
                                       March 31, 2007   March 31, 2006
                                       -------------   ----------------
Cash Flow From Operating Activities:
   Net Income                            $    30,615    $    20,168
Adjustments to reconcile Net Income
  to net cash provided by
  Operating Activities:

  Depreciation and Amortization                1,066          2,216
  Deferred Tax Provision                      19,100         12,000

Net Changes in Operating Assets and
  Liabilities
 (Increase) Decrease in:
  Receivables on Government Contracts        (46,924)       (3,121)
  Other Current Assets                       (17,705)        1,425

Increase in:
  Accounts Payable                           116,593        30,340
  Accrued Payroll and Payroll Taxes            7,627         9,954
  Other Accrued Expenses                      26,783         4,925
                                            ---------       ---------
Net Cash provided by
  Operating Activities                       137,155        77,907
                                            ----------      ---------
Cash Flow from Investing Activities:

  Costs associated with Patent                     0         (141)
   and Trademark Development
                                            ----------      ---------
Net Cash used in Investing Activities              0         (141)
                                            ----------      ---------

Net Increase in Cash and Cash Equivalents    137,155        77,766

Cash and Cash Equivalents, beginning of the  229,459       110,154
  period                                    ---------     ----------

Cash and Cash Equivalents, end of period  $  366,614     $ 187,920
                                            =========     ==========



See Accompanying Notes to Condensed Financial Statements.






MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 MARCH 31, 2007
(UNAUDITED)


Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006.

Interim results are not necessarily indicative of results for the full fiscal year.


NOTE 2 - REDEEMABLE SERIES C PREFERRED STOCK AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------

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


CONVERTIBLE PREFERRED STOCK
---------------------------

Each share of the convertible preferred stock can be redeemed at the Company's option for $1.00 per share or can be converted into shares of the Company's common stock. Each share of preferred stock is convertible into one share of common stock. This conversion rate is subject to adjustment in certain circumstances. Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to his or her redemption price once shareholders of Redeemable Series C Preferred Stock and Series B Preferred stock have been fully paid.


SERIES D PREFERRED STOCK
------------------------

The Series D Preferred Stock provided for an annual cumulative dividend of $.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation's Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of March 31, 2007 there were dividends in arrears on shares of Series D Preferred Stock of $828,000. Such waiver does not affect dividends accrued through December 31, 2005.


















Note 3 - Earnings Per Share

The Company's calculation of earnings per share is as follows for the periods presented:


                                              Three Months Ended
                                        March 31, 2007   March 31, 2006
                                        --------------   --------------

Net income applicable to common
 Stockholders                           $  30,615    $     20,168
                                         ==========     =========

Average basic shares outstanding       31,766,753      31,766,753

Assumed conversion of preferred stock   3,562,299       3,562,299
Effect of dilutive options and warrants   225,302         139,596
                                        ----------     ----------
Average diluted shares outstanding     35,554,354      35,468,648
                                       ===========     ==========

Net earnings per common share
 basic and diluted                     $     0.00     $      0.00
                                       ===========    ===========

No options had an anti-dilutive effect, thus none were excluded for purposes of calculating diluted earnings per share for the quarter ended March 31, 2007. Additionally, warrants that were excluded for purposes of the diluted earnings per share calculation for the three months ended March 31, 2006, expired during 2006, thus there are no warrants outstanding at March 31, 2007.

A total of 5,489,000 common stock options and warrants were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the quarter ended March 31, 2006.

Note 4 - New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of this pronouncement did not impact the Company's financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our financial statements.

In February 2007, the FASB Issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

Note 5 - Income Tax Matters

We routinely conduct an on-going analysis to review the deferred tax assets and the related valuation allowance that we have recorded against our deferred tax assets, primarily associated with Federal net operating loss carryforwards. As a result of this analysis we reduced net deferred tax assets by $19,100 during the quarter ended March 31, 2007. Income tax expense also includes expense associated with our state tax liabilities.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking SBIR grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" beginning on page 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Mikros Systems Corporation (the "Company", "we" or "us") was founded in 1978. We are an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications. Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

Our primary business focus is to pursue Small Business Innovation Research
(SBIR) programs from the U.S. Department of Defense, Department of Homeland Security, and other governmental authorities, and to expand this Government funded research and development into products, services, and business areas of the Company. Since 2002, we have been awarded a number of Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2007 and 2006. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

In September 2004, we were awarded a SBIR Phase III contract valued at approximately $2,400,000 from the Naval Surface Warfare Center - Dahlgren, Virginia, for the commercialization of the Company's MFDAT (Multi-Functional Distributed Analysis Tool) SBIR-developed technology. This contract resulted in the development of ADEPT(r) (a registered trademark of the Company), a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air and surface radar for the AEGIS Combat System installed on the Ticonderoga (CG-47) and Arleigh Burke (DDG-51) class guided missile warships. Five Low Rate Initial Production (LRIP) ADEPT units were manufactured for U.S. Navy evaluation.

In March 2006, we were awarded an amendment to this SBIR Phase III contract valued at approximately $2,950,000 to expand the application of ADEPT to include all the SPY-1 radar variants aboard all of the AEGIS cruisers and destroyers. In addition, we are developing a smaller, lighter version of ADEPT for applications where weight and size are critical factors. ADEPT functional testing has been accomplished aboard the USS SAN JACINTO (CG-56) and continues at the Cruiser Modernization (CGM) SPY-1A Test Facility in Moorestown, New Jersey.

On May 1, 2006, we were awarded an SBIR Phase II contract from Space and Naval Warfare Systems Command (SPAWAR), San Diego, as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program. This SBIR Phase II effort focuses on the real world implications of incorporating wireless networking into the aircraft carrier (CVN class ships) and amphibious assault ship (LHD class ships) environments. Under this program, a prototype of an Interference-Aware Wireless Network Planning Tool is being developed to assist in the implementation and fielding of wireless networks on board U.S. Navy surface vessels.

As part of this RWSE SBIR Phase II program, our engineers have performed Wi-Fi propagation surveys aboard the aircraft carrier USS GEORGE WASHINGTON (CVN-73) and the amphibious assault ship USS BATAAN (LHD-5). The empirical results from these surveys were used to refine the Wi-Fi signal propagation algorithms embedded in the Wireless Network Planning Tool prototype. In March 2007, our engineers sailed aboard the U.S. Navy amphibious assault ship USS KEARSARGE (LHD-3) during its underway exercise in the Atlantic Ocean near Norfolk, Virginia. This afforded us the opportunity to measure the shipboard radio frequency environment during actual at-sea operating conditions. This information is critical to analyzing potential interference to and from commercial wireless networks and to validate the interference aspect of the Interference-Aware Wireless Network Planning Tool currently under development.

On April 30, 2007, we were awarded a $2.4 million contract from the Naval Surface Weapons Center, Port Hueneme Division (NSWC PHD) for the continuing development of ADEPT(r), our automated maintenance tool designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyer while optimizing system performance and readiness. NSWC PHD is the U.S. Navy's In-Service Engineering Agency (ISEA) for the AN/SPY-1 Radar System.

This new contract provides for the continuing development of advanced capabilities for ADEPT, the finalizing of an ADEPT Integrated Logistics Support Plan required for fleet fielding, and the Low Rate Initial Production
(LRIP) of ten (10) ADEPT(V)2 units, which are half the size and weight of the
original ADEPT(V)1 while maintaining the same functionality.   The contract
follows successful testing and evaluation of ADEPT on one AEGIS cruiser along with testing at the Navy's AN/SPY-1 Cruiser Modernization Test Facility in Moorestown, NJ. It is expected that the ADEPT equipment will initially be installed on AEGIS cruisers undergoing modernization with introduction into the destroyers to follow. The entire U.S. Navy AEGIS fleet consists of 22 cruisers and 62 destroyers.

Changes to Critical Accounting Policies and Estimates
-----------------------------------------------------

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. As of March 31, 2007, there have been no changes to such critical accounting policies and estimates.


Results of Operations
---------------------

Three Months Ended March 31, 2007 and 2006

We generated revenues of $794,950 for the quarter ended March 31, 2007 compared to $538,590 for the quarter ended March 31, 2006. Cost of sales were $486,234 for the quarter ended March 31, 2007 compared to $339,506 for the quarter ended March 31, 2006. These increases are primarily attributable to the SBIR Phase III and RWSE Phase II contracts.

Engineering costs for the quarter ended March 31, 2007 were $95,433 compared to $52,182 for the quarter ended March 31, 2006. The increase in engineering costs for the quarter ended March 31, 2007 was due to the hiring of a consultant and fringe benefits now being included in engineering costs.

General and administrative expenses for the quarter ended March 31, 2007 were $153,038 compared to $111,534 for the quarter ended March 31, 2006. The increase was due to higher costs related to bid and proposal consulting fees, increased salaries and professional fees.

For the quarter ended March 31, 2007, income tax expense was $29,630 compared to $15,200 for the quarter ended March 31, 2006. Net income for the quarter ended March 31, 2007 was $30,615 as compared to net income of $20,168 for the quarter ended March 31, 2006. The increase in both income tax expense and net income is largely due to the addition of the SBIR Phase III and RWSE Phase II contracts. With regard to income tax expense, amounts recorded for both periods are impacted by actual contract profitability versus that estimated for purposes of recording our deferred tax assets and associated valuation allowance.


Liquidity and Capital Resources
-------------------------------

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

For the three months ended March 31, 2007, net cash provided by operations was $137,155 compared to $77,907 for the three months ended March 31, 2006. The increase was primarily the result of increased contract revenues. We had working capital of $313,887 as of March 31, 2007 as compared to working capital of $150,094 at March 31, 2006.

On November 16, 2006, we entered into a $50,000 revolving line of credit with Sun National Bank (the "Lender") evidenced by a Promissory Note made by us in favor of the Lender. The revolving line of credit will be available to us for two years. On November 14, 2008, advances will no longer be made under the revolving line of credit. At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule. The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum. Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate. The loan is secured by substantially all of our assets pursuant to a Commercial Security Agreement (the "Security Agreement") made by us in favor of the Lender and is guaranteed by Thomas J. Meaney, our President and Chief Executive Officer. There were no outstanding amounts under this line of credit at March 31, 2007.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.





Contractual Obligations
-----------------------

We lease our executive office and marketing facilities through month-to-month leases. We executed a new lease for engineering office space in Fort Washington, Pennsylvania that commenced on September 1, 2005 and continues for 63 months. The first monthly payment of $5,181 was due on January 1, 2006 and the terms of the lease include an annual rate increase through the end of the lease.

Item 3.  Controls and Procedures.


Based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007, our president (principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner; and (ii) is accumulated and communicated to management, including our president, as appropriate to allow timely decisions regarding required disclosures.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our recent fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 6.   Exhibits


Exhibit 31.1 Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MIKROS SYSTEMS CORPORATION


DATE: May 10, 2007       By:/s/Thomas J. Meaney
                          ----------------------
                          President
                         (Chief Executive Officer and
                          Chief Financial Officer)


                                     Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas J. Meaney, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mikros Systems Corporation (the "Company");

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

4. As the Company's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

   (a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision,to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

    (b)[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]


    (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d)disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. As the Company's sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  May 10, 2007          /s/ Thomas J. Meaney__________
                                  Thomas J. Meaney, Chief
                                  Executive Officer and Chief
                                 Financial Officer
                                (Principal Executive Officer and
                                 Principal Financial Officer)

                                                 EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB of Mikros
Systems Corporation (the "Company") for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that to his knowledge:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 10, 2007           /s/ Thomas J. Meaney *
                              Thomas J. Meaney, President,
                              Chief Executive Officer and Chief
                              Financial Officer
                              Principal Executive Officer and
                              Principal Officer)


*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.