Form 10QSB
period 2007-06-30
MIKROS SYSTEMS CORP
filed 2007-08-13
CIK 317340

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
---------------------------------------
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
Commission File No. 000-14801

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2007:

Class                           Number of Shares
-----                           ----------------
Common Stock, par value $.01      31,766,753

Transitional Small Business Disclosure Format (check one):

Yes:___  ___        No:__X____



TABLE OF CONTENTS
                                                  PAGE #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEET
As of June 30, 2007                                   3

CONDENSED STATEMENTS OF INCOME
For the Three and Six Months Ended
June 30, 2007 and 2006                                5

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
2007 and 2006                                         6

NOTES TO THE CONDENSED FINANCIAL
 STATEMENTS                                           7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations

Overview                                             11

Results of Operations                                15

Liquidity and Capital Resources                      16

Item 3. Controls and Procedures                      17


PART II.  OTHER INFORMATION

Item 6.  Exhibits                                    18

SIGNATURES                                           19

CERTIFICATIONS                                       Exhibit 1

















PART I.  Financial Information

Item 1. Condensed Financial Statements



MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

       June 30,
                                        2007
ASSETS                                --------

CURRENT ASSETS

  Cash and Cash Equivalents         $ 274,591
  Receivables on Government
      Contracts                       388,717
  Other Current Assets                 35,685
  Deferred Tax Asset                   48,000
                                     --------
  TOTAL CURRENT ASSETS                746,993
                                     --------

  Patents & Trademarks                  5,383

  Less: Accumulated Amortization         (252)
                                     --------
                                        5,131
                                     --------

  Equipment                            13,114

  Less: Accumulated Depreciation       (7,844)
                                     --------
                                        5,270
                                     --------

  Furniture & Fixtures			    9,264

  Less: Accumulated Depreciation         (192)
                                     --------
                                        9,072
                                     --------

  Deferred Tax Asset                   34,100
                                     --------

TOTAL ASSETS                        $ 800,566
                                    =========


See Accompanying Notes to Condensed Financial Statements.


MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
(continued)
    LIABILITIES AND                               June 30,
 SHAREHOLDERS'  EQUITY                              2007
----------------------------------             -----------
CURRENT LIABILITIES

  Accrued Expenses                              $   15,500
  Accrued Payroll and Payroll Taxes                 85,713
  Accounts Payable                                 212,350
  Taxes Payable                                     13,000
                                               -----------
TOTAL CURRENT LIABILITIES                          326,563
                                               -----------

Long-term Liabilities                               15,529
                                               -----------
TOTAL LIABILITIES                                  342,092

REDEEMABLE SERIES C PREFERRED STOCK
par value $.01 per share, authorized 150,000
shares, issued and outstanding 5,000 shares
(involuntary liquidation value - $80,450)           80,450
                                               -----------
SHAREHOLDERS' EQUITY

Preferred Stock, Series B convertible, par value
$.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares                    11,024
(involuntary liquidation value - $1,102,433)

Preferred Stock, convertible, par value $.01
per share, authorized 2,000,000 shares, issued
and outstanding 255,000 shares
(involuntary liquidation value - $255,000)           2,550

Preferred Stock, Series D, par value $.01 per share
690,000 shares authorized, issued and outstanding    6,900
(involuntary liquidation value - $1,518,000)

Common Stock, par value $.01 per share,
authorized 60,000,000 shares, issued and
outstanding 31,766,753 shares                      317,668

Capital in excess of par value                  11,422,976

Accumulated Deficit                            (11,383,094)
                                            --------------
TOTAL SHAREHOLDERS' EQUITY                         378,024
                                            --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                    $       800,566
                                            ==============

See Accompanying Notes to Condensed Financial Statements.


                          MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)


                        Three Months Ended,       Six Months Ended
                June 30, 2007  June 30, 2006   June 30, 2007  June 30, 2006
                -------------   -------------  -------------  -------------

Revenues:

Contract Revenue   $   844,935    $  411,403     $ 1,639,885  $ 949,993

Cost of Sales          520,246       234,423       1,006,480    573,929
                    -------------   -----------   ----------  ----------
Gross Margin           324,689       176,980         633,405    376,064
                    -------------   -----------   ----------  ----------

Expenses:

  Engineering           96,271        47,360         191,704     99,542
  General &
  Administrative       157,540       131,362         310,749    246,097
                     -----------   ----------     ----------  ----------
Total Expenses         253,811       178,722         502,453    345,639
                     -----------   ----------     ----------  ----------
Income(Loss)from
  Operations            70,878        (1,742)        130,952     30,425

Other Income: Interest   2,419           285           2,589        285
                     -----------   ----------     ----------  ----------

Income (Loss) Before
  Income Tax Expense    73,297        (1,457)        133,541     30,710

Income Tax Expense
  (Benefit)            (46,700)            0         (17,070)    12,000
                     -----------   ----------     ----------  ----------

Net Income (Loss)   $   119,997     $  (1,457)    $   150,611  $  18,710
                    ============    =========     ==========  ==========

Basic and diluted
earnings per share $     0.00      $    0.00     $     0.00   $    0.00
                    ============    =========     ==========  ==========

Weighted average number of
  share outstanding  31,766,753     31,766,753    31,766,753  31,766,753
                    ============    ==========    ==========  ==========


See Accompanying Notes to Condensed Financial Statements.






MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Six Months Ended
                                       June 30, 2007    June 30, 2006
                                       -------------   ----------------
Cash Flow From Operating Activities:
   Net Income                            $   150,611    $    18,710
Adjustments to reconcile Net Income
  to net cash provided by
  Operating Activities:

  Depreciation and Amortization                2,323          4,772
  Deferred Tax Provision                     (34,100)        12,000

Net Changes in Operating Assets and
  Liabilities
  Increase in:
    Receivables on Government Contracts     (186,995)       (2,358)
    Other Current Assets                     (19,885)       (7,734)

Increase (Decrease) in:
    Accounts Payable                         109,711        (5,947)
    Accrued Payroll and Payroll Taxes         10,594        16,358
    Other Accrued Expenses                    22,137        (1,390)
                                            ---------       ---------
Net Cash provided by
  Operating Activities                        54,396        34,411
                                            ----------      ---------
Cash Flow from Investing Activities:

  Purchase of Furniture & Fixtures            (9,264)            0
  Costs associated with Patent                     0        (1,611)
    and Trademark Development
                                            ----------      ---------
Net Cash used in Investing Activities         (9,264)       (1,611)
                                            ----------      ---------

Net Increase in Cash and Cash Equivalents     45,132        32,800

Cash and Cash Equivalents, beginning of the  229,459       110,154
  period                                    ---------     ----------

Cash and Cash Equivalents, end of period  $  274,591     $ 142,954
                                            =========     ==========



See Accompanying Notes to Condensed Financial Statements.


MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2007
(UNAUDITED)


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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2007, and the results of its operations for the three and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006.

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


SERIES D PREFERRED STOCK
------------------------

The Series D Preferred Stock provided for an annual cumulative dividend of $.10 per share. The shares are not convertible into any other class of stock and are subject to redemption at the Company's option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends. Upon liquidation, dissolution or winding up of the Company, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Company's Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of June 30, 2007, there were dividends in arrears on shares of Series D Preferred Stock of $828,000. Such waiver does not affect dividends accrued through December 31, 2005.



Note 3 - Earnings Per Share

The Company's calculation of earnings per share is as follows for the periods presented:


                           Three Months Ended   Six Months Ended
                     June 30,  June 30,   June 30, June 30,
                            2007     2006        2007     2006
                            -------   -------    -------  -------
Net income (loss) applicable
  to common Stockholders  $ 119,997   $ (1,457)  $ 150,611  $   18,710
                          =========    ========    =========  ========
Average basic
  shares outstanding     31,766,753  31,766,753  31,766,753  31,766,753

Assumed conversion
  of preferred stock      3,562,299           0   3,562,299   3,562,299

Effect of dilutive
  options and warrants      254,675           0     241,818     131,049
                        ------------ ---------- ----------- -----------
Average diluted
  shares outstanding     35,583,727  31,766,753  35,570,870  35,460,101
                        ============ ========== =========== ===========

Net earnings per common share
 basic diluted	       $    0.00  $     0.00	  $    0.00  $     0.00
                        =========== =========== =========== ===========

No options had an anti-dilutive effect, thus none were excluded for purposes of calculating diluted earnings per share for the three months and six months ended June 30, 2007. A total of 9,413,117 convertible preferred shares, common stock options and warrants were not included in the computation of diluted earnings per share for the three months ended June 30, 2006 because of their anti-dilutive effect.

A total of 5,489,000 shares issuable upon exercise of stock options or warrants or conversion of preferred shares were not included in the computation of diluted earnings per share for the six months ended June 30, 2007 because the exercise or conversion price of such securities was greater than the average market price of the Company's common stock for the period.

A total of 5,489,000 shares issuable upon exercise of stock options or warrants or conversion of preferred shares were not included in the computation of diluted earnings per share for the six months ended June 30, 2006 because the exercise or conversion price of such securities was greater than the average market price of the Company's common stock for the period.







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

In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our financial position or results of operations.

Note 5 - Income Tax Matters

We routinely conduct an on-going analysis to review the deferred tax assets and the related valuation allowance that we have recorded against our deferred tax assets, primarily associated with Federal net operating loss carryforwards. As a result of this analysis we increased our net deferred tax assets by $53,200 during the quarter ended June 30, 2007 and by $34,100 during the six months ended June 30, 2007. Income tax expense also includes expense associated with our state tax liabilities.

Note 6 - Subsequent Events
--------------------------

On August 6, 2007, the Board of Directors adopted the Mikros Systems Corporation 2007 Stock Incentive Plan (the "Plan"). Awards may be made under the Plan for up to 3,000,000 shares of our common stock in the form of stock options or restricted stock awards.


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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking SBIR grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Overview

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

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2007 and 2006. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

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

In May 2006, we were awarded an SBIR Phase II contract from Space and Naval Warfare Systems Command (SPAWAR), San Diego, as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program. This SBIR Phase II effort focuses on the real world implications of incorporating wireless networking into the aircraft carrier (CVN class ships) and amphibious assault ship (LHD class ships) environments. Under this program, a prototype of an Interference-Aware Wireless Network Planning Tool is being developed to assist in the implementation and fielding of wireless networks on board U.S. Navy surface vessels.

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

On April 30, 2007, we were awarded a $2.4 million contract from the Naval Surface Weapons Center, Port Hueneme Division (NSWC PHD) for the continuing development of ADEPT(r), our automated maintenance tool designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers while optimizing system performance and readiness. NSWC PHD is the U.S. Navy's In-Service Engineering Agency (ISEA) for the AN/SPY-1 Radar System.

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

In May, 2007, we were awarded SBIR Phase II funding through Space and Naval Warfare Systems Command (SPAWAR), San Diego. This $750,000 effort is a spin off of work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE). This SBIR Phase II effort, entitled 'Kill Chain Vulnerability Analysis Tool' focuses on the interaction between tactical data links and interferers such as hostile jammers. Mikros will work closely with engineers from the Naval Air Warfare Center Weapons Division (NAWCWD), located in China Lake, California. NAWCWD, a division of Naval Air Systems Command (NAVAIR), is responsible for 'Arming the Fleet'. The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

In May, 2007, we were awarded additional funding on SBIR Topic "A Study of Commercial Wireless LAN Interference Issues Aboard U.S. Navy Carriers"
(CVNs). The contract is a follow-on to Mikros' SBIR Phase I work performed under Radar Wireless Spectral Efficiency (RWSE). The additional funding of $150,000 was awarded to Mikros from Space and Naval Warfare Systems Command (SPAWAR) San Diego, bringing the total amount of the SBIR Phase II contract to $750,000. During the contract option period, Mikros and team partner Mobilisa Inc. plan to continue development of the Interference-aware Wireless Network Design tool (IWIND), a software package which allows the Navy to plan and optimize deployment of shipboard WiFi networks. IWIND automatically places shipboard Access Points to optimize coverage based on user-specified wireless requirements. It also analyzes potential interference between network equipment and onboard RF systems such as radars, and where possible, mitigates interference using smart placement and channel selection algorithms. IWIND will be used by the Navy to plan network deployments on aircraft carriers (CVNs) and other platforms.

On June 1, 2007, we received a subcontract from Mobilisa, Inc. to assist in the development of a "Radio Frequency/Microwave Hazard Assessment Tool
(RHAZ)". RHAZ is a hazard analysis software tool designed to enable medics, range safety officers, and researchers to determine radio frequency personnel hazards in real time deployment environments. Valued at approximately $33,000, the subcontract brings our expertise in radio frequency (RF) propagation and simulation to the issue of RF safety in deployed environments. Working in conjunction with the U.S. Air Force, the Mobilisa/Mikros team will work to develop a tool to predict the RF hazards associated with the deployment of RF and Microwave assets.

Key Performance Indicator and Outlook
As substantially all of our revenue is derived from SBIR contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods. The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.
Competition in the SBIR arena is intense, and we compete against numerous small businesses for SBIR awards. We believe that the primary competitive factors in obtaining SBIR contracts are technical expertise, prior relevant experience, and cost. Our history of completing projects in a timely and efficient manner as well as the experience of our management and technical personnel position us well to compete for future SBIR grants.
Our strategy for continued growth is three-fold. First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products such as ADEPT we will develop key relationships with prime defense system contractors. Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

Changes to Critical Accounting Policies and Estimates
-----------------------------------------------------

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. As of June 30, 2007, there have been no changes to such critical accounting policies and estimates.


Results of Operations
---------------------

Three Months Ended June 30, 2007 and 2006

We generated revenues of $844,935 during the three months ended June 30, 2007 compared to $411,403 for the same period in 2006. Cost of sales were $520,246 during the quarter ended June 30, 2007 compared to $234,423 for the quarter ended June 30, 2006. These increases were primarily attributable to the additional SBIR Phase III and RWSE Phase II contracts we secured during 2007.

Engineering costs for the three months ended June 30, 2007 were $96,271 compared to $47,360 for the three months ended June 30, 2006. The increase in engineering costs for the three months ended June 30, 2007 was due to the hiring of an engineering consultant and additional engineering personnel, and the addition of medical and other fringe benefits associated with our engineering personnel in engineering costs.

General and administrative expenses for the three months ended June 30, 2007 were $157,540 compared to $131,362 for the three months ended June 30, 2006. The increase was due to higher costs related to increased consulting fees, salaries, and additional travel expenses associated with fulfilling a larger number of contracts.

We recognized a net income tax benefit of $46,700 and $0 for the three months ended June 30, 2007 and June 30, 2006, respectively. The net income tax benefit for the three months ended June 30, 2007 includes $28,200 of federal and state taxes which were offset by a reversal of a portion of the valuation allowance recorded against the deferred tax assets associated with the federal net operating loss carryforwards in the amount of $74,900.

As a result, we generated net income for the three months ended June 30, 2007 of $119,997 as compared to a net loss of $1,457 for the three months ended June 30, 2006. The increase in net income was largely due to the addition of the SBIR Phase III and RWSE Phase II contracts. The increase is also due to the reversal of the valuation allowance related to the federal net operating loss carryforwards as mentioned above. With regard to income tax expense, amounts recorded for both periods are impacted by actual contract profitability versus that estimated for purposes of recording our deferred tax assets and associated valuation allowance.

Six Months Ended June 30, 2007 and 2006

We generated revenues of $1,639,885 during the six months ended June 30, 2007 compared to $949,993 during the six months ended June 30, 2006. Cost of sales were $1,006,480 for the six months ended June 30, 2007 compared to $573,929 for the six months ended June 30, 2006. These increases were primarily attributable to the additional SBIR Phase III and RWSE Phase II contracts we generated in 2007.

Engineering costs for the six months ended June 30, 2007 were $191,704 compared to $99,542 for the six months ended in 2006. The increase in engineering costs for the six months ended June 30, 2007 was due to the hiring of an engineering consultant and additional engineering personnel, and the addition of medical and other fringe benefits associated with our engineering personnel in engineering costs.

General and administrative expenses for the six months ended June 30, 2007 were $310,749 compared to $246,097 for the six months ended June 30, 2006. The increase was due to higher costs related to increased consulting fees, salaries, and additional travel expenses associated with fulfilling a larger number of contracts.

We recognized a net income tax benefit for the six months ended June 30, 2007 of $17,070 compared to income tax expense of $12,000 for the six months ended June 30, 2006. The net income tax benefit for the six months ended June 30, 2007 includes $70,030 of federal and state taxes which are offset by a reversal of a portion of the valuation allowance recorded against the deferred tax assets associated with the federal net operating loss carryforwards in the amount of $87,100. The $12,000 recorded for the six months ended June 30, 2006 represents the current income tax expense.

As a result, we generated net income for the six months ended June 30, 2007 of $150,611 compared to $18,710 for the six months ended June 30, 2006. The increase in net income was largely due to the additional profits generated from the SBIR Phase III and RWSE Phase II contracts in 2007 and the reversal of a portion of the valuation allowance as previously noted. With regard to income tax expense, amounts recorded for both periods are impacted by actual contract profitability versus that estimated for purposes of recording our deferred tax assets and associated valuation allowance.

Liquidity and Capital Resources
-------------------------------

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

For the six months ended June 30, 2007, net cash provided by operations was $54,396 compared to $34,411 for the six months ended June 30, 2006. The increase was primarily the result of increased contract revenues. We had working capital of $420,430 as of June 30, 2007 as compared to working capital of $263,353 at December 31, 2006. The increase was due primarily to increases in cash of $45,132 and in accounts receivable of $186,995 partially offset by a $109,711 in accounts payable.

On November 16, 2006, we entered into a $50,000 revolving line of credit with Sun National Bank (the "Lender") evidenced by a promissory note in favor of the Lender. The revolving line of credit will be available to us for two years. On November 14, 2008, advances will no longer be able to be made under the revolving line of credit. At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule. The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum. Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate. The loan is secured by substantially all of our assets pursuant to a Commercial Security Agreement (the "Security Agreement") in favor of the Lender and is guaranteed by Thomas J. Meaney, our President and Chief Executive Officer. There were no outstanding amounts under this line of credit at June 30, 2007.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.

Contractual Obligations
-----------------------

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010. Our current monthly lease payment is $5,324.92, and is subject to an annual increase.


Item 3.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007, was carried out by our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to management, including our president, as appropriate to allow timely decisions regarding required disclosures.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                        MIKROS SYSTEMS CORPORATION


DATE: August 13, 2007    By:/s/Thomas J. Meaney
                          ----------------------
                          President
                         (Principal Executive Officer and
                          Principal Financial Officer)




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



Dated:  August 13, 2007       /s/ Thomas J. Meaney__________
                                  Thomas J. Meaney, President
                                  (Principal Executive Officer and
                                   Principal Financial Officer)




                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB of Mikros
Systems Corporation (the "Company") for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas J. Meaney, President of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that to his knowledge:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 13, 2007        /s/ Thomas J. Meaney *
                              Thomas J. Meaney, President,
                              Principal Executive Officer and
                              Principal Officer)


*A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.





19



2

1