Form 10QSB
period 2007-09-30
MIKROS SYSTEMS CORP
filed 2007-11-14
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to________.

Commission File Number: 000-14801

Mikros Systems Corporation.
(Exact name of small business issuer as specified in its charter)

Delaware	14-1598200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Alexander Road, Building Two, Suite 208, Princeton, New Jersey 08540
(Address of principal executive offices)

(609) 987-1513
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007:

Class	Number of Shares
Common Stock, par value $.01	31,766,753

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
		PAGE #
Item 1.	Financial Statements.

	CONDENSED BALANCE SHEET As of September 30, 2007	1

	CONDENSED STATEMENTS OF INCOME For the Three and Nine Months Ended September 30, 2007 and 2006	3

	CONDENSED SATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2007 and 2006	4

	NOTES TO THE CONDENSED FINANCIAL STATEMENTS	5

Item 2.	Management’s Discussion and Analysis.	11

Item 3.	Controls and Procedures.	17

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 6.	Exhibits.	17

	SIGNATURES	18

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2007
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$364,874
Receivables on Government Contracts	214,950
Other Current Assets	26,276
Deferred Tax Asset	42,000

TOTAL CURRENT ASSETS	648,100

Patents & Trademarks	5,383

Less: Accumulated Amortization	(337)

5,046

Equipment	13,114

Less: Accumulated Depreciation	(8,825)

4,289

Furniture & Fixtures	9,264

Less: Accumulated Depreciation	(523)

8,741

Deferred Tax Asset	34,700

TOTAL ASSETS	$700,876

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
(continued)

September 30, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Payroll and Payroll Taxes	$80,187
Accounts Payable	120,350
Taxes Payable	12,930

TOTAL CURRENT LIABILITIES	213,467

Long-term Liabilities	15,138

TOTAL LIABILITIES	228,605

REDEEMABLE SERIES C PREFERRED STOCK par value $.01 per share, authorized 150,000 shares,
issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450

SHAREHOLDERS’ EQUITY

Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024

Preferred Stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and
outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550

Preferred Stock, Series D, par value $.01 per share 690,000 shares authorized, issued and outstanding
(involuntary liquidation value - $1,518,000)	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding
31,766,753 shares	317,668

Capital in excess of par value	11,422,976

Accumulated Deficit	(11,369,297)

TOTAL SHAREHOLDERS’ EQUITY	391,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$700,876

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended,		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:

Contract Revenue	$663,256	$626,290	$2,303,142	$1,576,283

Cost of Sales	362,232	365,936	1,368,713	939,865

Gross Margin	301,024	260,354	934,429	636,418

Expenses:

Engineering	117,528	87,168	309,232	233,899
General & Administrative	158,698	97,897	469,447	296,805

Total Expenses	276,226	185,065	778,679	530,704

Income from Operations	24,798	75,289	155,750	105,714

Other Income: Interest	1,570	0	4,160	285

Income Before Income Tax Expense	26,368	75,289	159,910	105,999

Income Tax Expense (Benefit)	12,572	(2,800)	(4,498)	9,200

Net Income	$13,796	$78,089	$164,408	$96,799

Basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of Shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted Weighted Average number of Shares outstanding	35,598,562	35,449,489	35,589,175	35,453,895

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash Flow From Operating Activities:
Net Income	$164,408	$96,799

Adjustments to reconcile Net Income to
net cash provided by Operating Activities:

Depreciation and Amortization	3,720	7,581
Deferred Tax Provision	(28,700)	200

Net Changes in Operating Assets and Liabilities
Increase in:

Receivables on Government Contracts	(13,228)	(66,093)
Other Current Assets	(10,476)	(7,057)

Increase in:
Accounts Payable	17,711	20,820
Accrued Payroll and Payroll Taxes	5,068	19,882
Other Accrued Expenses	6,176	3,141

Net Cash provided by Operating Activities	144,679	75,273

Cash Flow from Investing Activities:

Purchase of Furniture and Fixtures	(9,264)	0
Purchase of Equipment	0	(1,590)
Costs associated with Patent and
Trademark Development	0	(2,158)

Net Cash used in Investing Activities	(9,264)	(3,748)

Net Increase in Cash and Cash Equivalents	135,415	71,525

Cash and Cash Equivalents, beginning of the period	229,459	110,154

Cash and Cash Equivalents, end of period	$364,874	$181,679

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 – Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2007, and the results of its operations and its cash flows for the three and nine months ended September 30, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

Certain amounts for the three and nine months ended September 30, 2006 have been reclassified to conform with their 2007 financial statement presentation. These reclassifications had no effect on net income and relate to the reclassification of fringe benefits from general and administrative costs to engineering overhead.

NOTE 2 – REDEEMABLE SERIES C PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

REDEEMABLE SERIES C PREFERRED STOCK

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock and is subject to redemption at the Company’s option at any time or if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets. Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder, and the holders of Redeemable Series C Preferred Stock will not be entitled to any further payment. The redemption price per share is $16.09.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2007
(UNAUDITED)

SERIES B CONVERTIBLE PREFERRED STOCK

Each share of Series B Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per share of common stock to be received upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Redeemable Series C Preferred Stock and before any payment is made upon the Company’s Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

CONVERTIBLE PREFERRED STOCK

Each share of the convertible preferred stock can be redeemed at the Company’s option for $1.00 per share or can be converted into shares of the Company’s common stock.  Each share of convertible preferred stock is convertible into one share of common stock.  This conversion rate is subject to adjustment in certain circumstances.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to his or her redemption price once shareholders of Redeemable Series C Preferred Stock and Series B Preferred stock have been fully paid.

SERIES D PREFERRED STOCK

The Series D Preferred Stock provided for an annual cumulative dividend of $.10 per share.  The shares are not convertible into any other class of stock and are subject to redemption at the Company’s option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends.  Upon liquidation, dissolution or winding up of the Company, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Company’s Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of September 30, 2007, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver did not affect dividends accrued through December 31, 2005.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2007
(UNAUDITED)

Note 3 – Earnings Per Share

The Company’s calculation of earnings per share is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Net income applicable
to common Stockholders	$13,796	$78,089	$164,408	$96,799

Average basic
shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Assumed conversion
of preferred stock	3,562,299	3,562,299	3,562,299	3,562,299

Effect of dilutive
options and warrants	269,510	120,437	260,123	124,843

Average diluted
shares outstanding	35,598,562	35,449,489	35,589,175	35,453,895

Net earnings per common share
basic and diluted	$0.00	$0.00	$0.00	$0.00

No options had an anti-dilutive effect thus none were excluded for purposes of calculating diluted earnings per share for the three months and nine months ended September 30, 2007. Additionally, warrants that were excluded for purposes of the diluted earnings per share calculations for 2006, expired during November 2006, thus there were no warrants outstanding during 2007.

A total of 5,489,000 shares issuable upon exercise of stock options or warrants were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006 because the exercise or conversion price of such securities was greater than the average market price of the Company’s common stock for the period.

Note 4 – Significant Accounting Policies and Recent Accounting Pronouncements

For a complete description of the Company’s  Significant Accounting Policies, please see Note 2 to the Company’s Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Revenue Recognition Policy

The Company is engaged in contracts with the Federal Government to help fund the costs of certain research and development activities as it attempts to develop certain technology to be utilized by the US Department of Defense.  The contracts are cost plus fixed fee contracts and the Company recognizes revenue under the contracts as it incurs reimbursable costs.  Each bill has a component for the reimbursable direct costs and a portion of overhead and fixed fees.  The overhead and fixed fees are being billed to the government at the rate permitted by the Defense Contract Audit Agency.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2007
(UNAUDITED)

These arrangements are different from production-type contracts and qualify as research and development contracts.

Similarly, when third party contractors are utilized in relation to these contracts, the Company reviews their performance and upon its determination that the costs are reimbursable under the contract, it records revenue for such costs in the period incurred.

Unbilled revenue reflects work performed, but not billed at the time, pending contractual requirements. As of September 30, 2007, we had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of September 30, 2007 we had no advanced billings.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Adoption of this pronouncement did not impact the Company’s financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is  currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on its financial statements.

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company January 1, 2008.  The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not impact the Company’s financial position or results of operations.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2007
(UNAUDITED)

Note 5 - Income Tax Matters

The Company routinely conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and actual results of operations, the Company decreased its net deferred tax assets by $5,400 during the quarter ended September 30, 2007 and increased its net deferred tax assets by $28,700 during the nine months ended September 30, 2007. Income tax expense includes expense associated with its state tax liabilities.

Note 6 – Share Base Compensation

On August 6, 2007, the Board of Directors adopted the Mikros Systems Corporation 2007 Stock Incentive Plan (the “Plan”).  Awards may be made under the Plan for up to 3,000,000 shares of common stock in the form of stock options or restricted stock awards.  Awards may be made to the Company’s employees, officers, directors, consultants or advisors.  The Plan is administered by the Board of Directors which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.  To the extent permitted by applicable law, the Board of Directors may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board.  The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not a “qualified plan” under Section 401(a) of the Internal Revenue Code of 1986, as amended.  The Plan has not been approved by the Company’s shareholders.  As a result, “incentive stock options” as defined under Section 422 of the Internal Revenue Code may not be granted under the Plan until such approval is received for the Plan.   The Plan terminates on August 5, 2017.

All stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant, are subject to vesting as determined by the Board upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant.  Unless otherwise determined by the Board, awards may not be transferred except by will or the laws of descent and distribution.  The Board has discretion to determine the effect on any award granted under the Plan of the death, disability, retirement, resignation, termination  or other change in employment or other status of any participant in the Plan.  The maximum number of shares of common stock for which awards may be granted to a participant under the Plan in any calendar year is 300,000.

Upon the occurrence of a “reorganization event”, defined as the merger of the Company with or into another corporation as a result of which the Company’s common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of the Company’s common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2007
(UNAUDITED)

Note 7 - Subsequent Events

On October 3, 2007, the Company issued options under our 2007 Stock Incentive Plan to certain of its employees, officers, directors, advisors and consultants to purchase an aggregate of 430,000 shares of common stock at an exercise price of $.55 per share, the last sales price of our common stock on the date of grant.  The 125,000 options issued to the Company’s directors have a term of ten years and vest in three equal annual installments over the three year period commencing on the date of grant. The 305,000 options issued to the Company’s employees, officers, advisors and consultants have a term of ten years and vest in five equal annual installments over the five year period commencing on the date of grant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking SBIR grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2.   Management’s Discussion and Analysis.

Mikros Systems Corporation (the “Company”, “we” or “us”) was founded in 1978. We are an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

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

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2007 and 2006.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

In September 2004, we were awarded a SBIR Phase III contract valued at approximately $2,400,000 from the Naval Surface Warfare Center – Dahlgren, Virginia, for the commercialization of the Company’s MFDAT (Multi-Functional Distributed Analysis Tool) SBIR-developed technology.  This contract resulted in the development of ADEPT® (a registered trademark of the Company), a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air and surface radar for the AEGIS Combat System installed on the Ticonderoga (CG-47) and Arleigh Burke (DDG-51) class guided missile warships.  Five Low Rate Initial Production (LRIP) ADEPT units were manufactured for U.S. Navy evaluation.

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

On April 30, 2007, we were awarded a $2.4 million contract from the Naval Surface Weapons Center, Port Hueneme Division (NSWC PHD) for the continuing development of ADEPT®,  our automated maintenance tool designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers while optimizing system performance and readiness.  NSWC PHD is the U.S. Navy’s In-Service Engineering Agency (ISEA) for the AN/SPY-1 Radar System.

This contract provides for the continuing development of advanced capabilities for ADEPT, the finalizing of an ADEPT Integrated Logistics Support Plan required for fleet fielding, and the Low Rate Initial Production (LRIP) of ten (10) ADEPT(V)2 units, which are half the size and weight of the original ADEPT(V)1 while maintaining the same functionality.   The contract follows successful testing and evaluation of ADEPT on one AEGIS cruiser along with testing at the Navy’s AN/SPY-1 Cruiser Modernization Test Facility in Moorestown, NJ.  It is expected that the ADEPT equipment will initially be installed on AEGIS cruisers undergoing modernization with introduction into the destroyers to follow.  The entire U.S. Navy AEGIS fleet consists of 22 cruisers and 62 destroyers.

In May, 2007, we were awarded SBIR Phase II funding through Space and Naval Warfare Systems Command (SPAWAR), San Diego.  This $750,000 effort is a spin off of work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE).  This SBIR Phase II effort, entitled ‘Kill Chain Vulnerability Analysis Tool’ focuses on the interaction between tactical data links and interferers such as hostile jammers.  We are working closely with engineers from the Naval Air Warfare Center Weapons Division (NAWCWD), located in China Lake, California, on this project.  NAWCWD, a division of Naval Air Systems Command (NAVAIR), is responsible for ‘Arming the Fleet’. The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

In May, 2007, we were awarded additional funding on SBIR Topic “A Study of Commercial Wireless LAN Interference Issues Aboard U.S. Navy Carriers” (CVNs).  The contract is a follow-on to the SBIR Phase I work we performed under Radar Wireless Spectral Efficiency (RWSE). The additional funding of $150,000 was awarded to us from Space and Naval Warfare Systems Command (SPAWAR) San Diego, bringing the total amount of the SBIR Phase II contract to $750,000.  During the contract option period, together with our team partner Mobilisa Inc., we plan to continue development of the Interference-aware Wireless Network Design tool (IWIND), a software package which allows the Navy to plan and optimize deployment of shipboard WiFi networks.  IWIND automatically places shipboard Access Points to optimize coverage based on  user-specified wireless requirements.  It also analyzes potential interference between network equipment and onboard RF systems such as radars, and where possible, mitigates interference using smart placement and channel selection algorithms.  IWIND will be used by the Navy to plan network deployments on aircraft carriers (CVNs) and other platforms.

On June 1, 2007, we received a subcontract from Mobilisa, Inc. to assist in the development of a ”Radio Frequency/Microwave Hazard Assessment Tool (RHAZ)”.  RHAZ is a hazard analysis software tool designed to enable medics, range safety officers, and researchers to determine radio frequency personnel hazards in real time deployment environments.  Valued at approximately $33,000, the subcontract brings our expertise in radio frequency (RF) propagation and simulation to the issue of RF safety in deployed environments.  Working in conjunction with the U.S. Air Force, the Mobilisa/Mikros team will work to develop a tool to predict the RF hazards associated with the deployment of RF and Microwave assets.

In October, 2007,  we were awarded an SBIR Phase I contract through Space and Naval Warfare Systems Command (SPAWAR), San Diego, CA.  This $100,000 effort  titled “Small Buoy for Energy Harvesting” will collaborate in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  This communication package is designed to allow submarines to communicate with the Battle Group while operating at speed and depth.

In October, 2007, we were awarded additional funding for continued development of the AIRchitect-EMC “interference-aware” wireless network design tool. The additional funding was awarded to us from Space and Naval Warfare Systems Command (SPAWAR) San Diego, CA.  A modification to the existing RWSE (Radar Wireless Spectral Efficiency) Phase II SBIR contract provides an additional $900,000 to support new feature upgrades to the AIRchitect-EMC software, including full three-dimensional modeling capabilities.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  As of September 30, 2007, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended September 30, 2007 and 2006

We generated revenues of $663,256 during the three months ended September 30, 2007 compared to $626,290 for the same period in 2006, an increase of $36,966 or 6%.  The increase was due primarily to the additional Air Force RHAZ Phase I contract from Mobilisa and the additional RWSE Phase II contracts we secured during 2007.

Cost of sales consist of direct contracts costs such as labor, material,  subcontracts, travel, and other direct costs.  Cost of sales remained relatively constant at $362,232 during the three months ended September 30, 2007 compared to $365,936 for the three months ended September 30, 2006.

Engineering costs consist primarily of salary, wages and related fringe benefits paid to engineering employees, rent related costs, and consulting fees paid to engineering consultants.  Engineering costs for the three months ended September 30, 2007 were $117,528 compared to $87,168 for the three months ended September 30, 2006, an increase of $30,360 or 35%.  The increase was due primarily to the additional fringe benefits and engineering consultant costs.

General and administrative expenses consist primarily of salary,  consulting fees paid to bid and proposal consultant and related costs,  professional fees, business insurance, corporate taxes, register and public related costs, travel, and unallowable expenses.  General and Administrative costs for the three months ended September 30, 2007 were $158,698 compared to $97,897 for the three months ended September 30, 2006, an increase of $60,801 or 62%.  The increase was due primarily to higher costs related to increased general and administrative salaries, bid and proposal consulting fees, additional legal expenses, and the retention of a Sarbanes-Oxley 404 compliance consultant.

We recognized a net income tax expense (benefit) of $12,572 and $(2,800) for the three months ended September 30, 2007 and September 30, 2006, respectively.  The net income tax expense for the three months ended September 30, 2007 includes $12,172 of federal and state taxes and an adjustment to the valuation allowance recorded against the deferred tax assets associated with the federal net operating loss carryforwards in the amount of $400.

We generated net income for the three months ended September 30, 2007 of $13,796 as compared to net income of $78,089 for the three months ended September 30, 2006, a decrease of $64,293 or 82%.  The decrease in net income was due primarily to $91,161 of increased engineering and general and administrative costs associated with additional personnel, the retention of engineering and general and administrative consultants, and additional professional fees.  These amounts were offset by the $36,966 increase in revenue.

Nine Months Ended September 30, 2007 and 2006

We generated revenues of $2,303,142 during the nine months ended September 30, 2007 compared to $1,576,283 during the nine months ended September 30, 2006, an increase of $726,859 or 46%. Cost of sales were $1,368,713 for the nine months ended September 30, 2007 compared to $939,865 for the nine months ended September 30, 2006, an increase of $428,848 or 46%. These increases were due primarily to the additional Air Force RHAZ Phase I contract from Mobilisa and the additional RWSE Phase II contracts we secured during 2007.

Engineering costs for the nine months ended September 30, 2007 were $309,232 compared to $233,899 for the nine months ended in 2006, an increase of $75,333 or 32%.  The increase in engineering costs for the nine months ended September 30, 2007 was due primarily to the addition of fringe benefits, incentive compensation, and consultant costs.

General and administrative expenses for the nine months ended September 30, 2007 were $469,447 compared to $296,805 for the nine months ended September 30, 2006, an increase of $172,642 or 58%.  The increase was due primarily to higher costs related to increased bid and proposal consulting fees, bid and proposal and general and administrative salaries, hiring of a Sarbanes-Oxley 404 compliance consultant, and additional travel expenses to secure new contracts.

We recognized net income tax expense (benefit) for the nine months ended September 30, 2007 of $(4,498) compared to $9,200 for the nine months ended September 30, 2006.  The net income tax benefit for the nine months ended September 30, 2007 includes $81,000 of federal and state taxes which are offset by a reversal of a portion of the valuation allowance recorded against the deferred tax assets associated with the federal net operating loss carryforwards in the amount of $86,700.  The $9,200 recorded for the nine months ended September 30, 2006 represents the current income tax expense.

We generated net income for the nine months ended September 30, 2007 of $164,408 compared to $96,799 for the nine months ended September 30, 2006, an increase of $67,609 or 70%.  The increase in net income was due primarily to the additional profits generated from the additional Air Force RHAZ Phase I contract form Mobilisa, SBIR Phase III and RWSE Phase II contracts in 2007.  With regard to income tax expense, amounts recorded for both periods are impacted by actual contract profitability versus that estimated for purposes of recording our deferred tax assets and associated valuation allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

For the nine months ended September 30, 2007, net cash provided by operations was $144,679 compared to $75,273 for the nine months ended September 30, 2006. The increase was primarily the result of the increase in net income between the two periods. We had working capital of $434,633 as of September 30, 2007 as compared to working capital of $263,353 at December 31, 2006.  The increase was due primarily to increases in cash of $135,414, accounts receivable of $13,228, and the current portion of deferred tax assets of $42,000 all of which were partially offset by an increase of $17,711 in accounts payable.

On November 16, 2006, we entered into a $50,000 revolving line of credit with Sun National Bank (the “Lender”) evidenced by a promissory note in favor of the Lender.  The revolving line of credit will be available to us for two years.  On November 14, 2008, advances will no longer be able to be made under the revolving line of credit.  At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule.  The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance was to bear interest at 5.99% per annum.  Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate.  The loan is secured by substantially all of our assets pursuant to a Commercial Security Agreement (the “Security Agreement”) in favor of the Lender and is guaranteed by Thomas J. Meaney, our President and Chief Executive Officer. There were no outstanding amounts under this line of credit at September 30, 2007.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months.  We do not expect to incur any material capital expenditures during the next twelve months.

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,468.83, and is subject to an annual increase.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2007, we issued options under our 2007 Stock Incentive Plan to certain of our employees, officers, directors, advisors and consultants to purchase an aggregate of 430,000 shares of common stock at an exercise price of $.55 per share, the last sales price of our common stock on the date of grant.  The 125,000 options issued to our directors have a term of ten years and vest in three equal annual installments over the three year period commencing on the date of grant.  The 305,000 options issued to our employees, officers, directors, advisors and consultants have a term of ten years and vest in five equal annual installments over the five year period commencing on the date of grant.  The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.   Exhibits

Exhibit 31.1   Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32.1   Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Date: November 14, 2007	By:	/s/ Thomas J. Meaney
Thomas J. Meaney
President, (Principal Executive Officer and
Principal Financial Officer)