Form 10KSB
period 2007-12-31
MIKROS SYSTEMS CORP
filed 2008-03-28
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Commission file number:

MIKROS SYSTEMS CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	14-1598200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

707 Alexander Road, Suite 208, Princeton, New Jersey 08540
(Address of principal executive offices, Including Zip Code)

609-987-1513
Issuer’s Telephone Number, including area code:

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]

The issuer’s revenues for the fiscal year ended December 31, 2007 were $3,078,492

The aggregate market value of the voting and non-voting common equity held by non affiliates of the issuer as of March 24, 2008, based on the last sales price of the issuer’s common stock on the OTCBB was $14,108,864.

The number of shares outstanding of the issuer’s $.01 par value common stock as of March 24, 2008 was 31,766,753.

Transitional Small Business Disclosure Format
Yes: [  ] No: [X]

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking SBIR grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” beginning on page 6 of this report and “Management’s Discussions and Analysis” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS.

Mikros Systems Corporation (“Mikros”, “the Company”, “we” or “us”) is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.  Our headquarters are located at 707 Alexander Road, Suite 208, in Princeton, New Jersey.

History of the Company

Founded in 1978 in Albany, New York, Mikros was formed to leverage the microprocessor advancements coming out of the nearby General Electric Research and Development Center into state-of-the-art digital signal processing applications for the defense industry.  We specialized in developing technology and products advancing the state of military RF (radio frequency or wireless) and underwater data communications.  Through several U.S. Navy Small Business Innovation Research (SBIR) awards in the early 1990s, we developed and fielded the AN/USQ-120 Multi-Frequency Link-11 Data Terminal Set still in use today by the U.S. Navy.

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

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

In May 2002, the U.S. Navy’s Dahlgren Division, Naval Surface Warfare Center (“NSWCDD”) awarded us a $100,000 Phase I SBIR contract to investigate the feasibility of a Multi-Function Distributed Analysis Tool, or MFDAT.  As envisioned, the MFDAT was to be a semi-automated, intelligent test tool designed to support U.S. Navy technical personnel in the maintenance, alignment and diagnosis of complex electronic systems.  The overall objectives of the MFDAT program were:

•	To achieve higher readiness through reduced maintenance downtime and better system assurance;
•	To increase system reliability by supporting predictive failure analysis and proactive remediation; and
•	To promote more effective use of technicians through increased automation, distance support and interactive training.

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

In general, the developed MFDAT technology enables common testing processes, training, and equipment for electronic system support thereby providing a viable path toward meeting the U.S. Navy’s readiness goals while reducing the dependency on manpower, manpower training, and discrete test equipment.  The success of our MFDAT Phase II program prompted the U.S. Navy to award an additional $250,000 enhancement to the Phase II contract to accelerate the transitioning, or “commercializing” in SBIR parlance, of the technology into a product suitable for naval shipboard use.  The output of this Phase II SBIR program was a fully-functional MFDAT prototype.

In September 2004, we received an SBIR Phase III contract from NSWCDD valued at approximately $2,400,000 to commercialize our MFDAT technology into a fully-integrated, man-portable test tool qualified for U.S. Navy fleet use.  This contract secures our SBIR data rights in the MFDAT technology for a period of five years beyond the last delivery under the contract.  We have named the resulting product ADEPT® (ADEPT is a registered trademark of Mikros Systems Corporation), an acronym standing for Adaptive Diagnostic Electronic Portable Testset. Its initial application is as a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air, and surface radar for the Aegis Combat System installed on the USS Ticonderoga (CG-47) and USS Arleigh Burke (DDG-51) class guided missile warships.  Key anticipated benefits of ADEPT include:

•	Significant reduction in system calibration, alignment, maintenance, and repair times;
•	Improved system readiness, availability, and performance;
•	More effective use of technical manpower through increased automation, distance support, and interactive training;
•	Distance support capable enabling “expert” remote (shore-based) system support and fleet-wide system analysis;
•	Reduction in the amount of electronic test equipment required for organizational level support; and
•	Modular and programmable to overcome current test equipment obsolescence issues and to support capability enhancements in future systems.

The first ADEPT production units were manufactured in 2005 and have undergone shipboard and land-based testing.  On March 2, 2006, we received an amendment to the SBIR Phase III contract for additional funding in the amount of $2,950,000 from The Department of the Navy for the continuation of the development and production of our ADEPT maintenance tool for U.S. Navy surface combatants.  This modification will expand the application of ADEPT to include all Aegis ship variants for cruisers and destroyers.  This market is comprised of over 80 ships plus shore-based facilities.  Future potential markets include foreign navies and other U.S. Navy ships.  This maintenance and training tool allows U.S. Navy personnel to engage cutting-edge technology to reduce maintenance time and enhance skill levels of shipboard personnel.

On April 30, 2007, we were awarded a $2,400,000 contract from the Naval Surface Weapons Center, Port Hueneme Division (“NSWCPHD”) for the continuing development of ADEPT.  NSWCPHD is the U.S. Navy’s In-Service Engineering Agency (ISEA) for the AN/SPY-1 Radar System.

This contract provides for the continuing development of advanced capabilities for ADEPT, the finalizing of an ADEPT Integrated Logistics Support Plan required for fleet fielding, and the Low Rate Initial Production (LRIP) of ten (10) ADEPT(V)2 units, which are half the size and weight of the original ADEPT(V)1, while maintaining the same functionality.   The contract follows successful testing and evaluation of ADEPT on one AEGIS cruiser along with testing at the Navy’s AN/SPY-1 Cruiser Modernization Test Facility in Moorestown, NJ.  It is expected that the ADEPT equipment will initially be installed on AEGIS cruisers undergoing modernization with introduction into the destroyers to follow.  The entire U.S. Navy AEGIS fleet consists of 22 cruisers and 62 destroyers.

Key partners in the ADEPT program are DRS Laurel Technologies of Johnstown, Pennsylvania; Lockheed Martin Corporation of Moorestown, New Jersey; and In-Phase Technologies of Clarksburg, New Jersey.  DRS Laurel Technologies subcontracted tasking includes the development of ADEPT’s ruggedized enclosure and unit manufacturing, test, and qualification.  The current value of the subcontract with DRS Laurel Technologies is approximately $1,500,000.  As the designer of the SPY-1 radar, Lockheed Martin Corporation is our subject matter expert partner, and its subcontract value to date is $200,000.  We have subcontracted with In-Phase Technologies to assist in the software development for ADEPT’s virtual instrumentation.  This subcontract is currently valued at approximately $550,000.

The ADEPT development for the SPY-1A application is complete and six production units have been delivered to us by DRS Technologies.  The production units have passed environmental testing and have undergone functional testing at the SPY-1A radar training site in Dahlgren, Virginia, aboard the USS SAN JACINTO (CG-56), and at the Cruiser Modernization (CGM) SPY-1A Test Facility in Moorestown, New Jersey.  We have developed and environmentally tested a smaller, light-weight version of the ADEPT.  This unit provides all of the benefits of ADEPT in an easier to handle enclosure.

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

In May, 2007, we were awarded SBIR Phase II funding through Space and Naval Warfare Systems Command (SPAWAR), located in San Diego, California.  This $750,000 effort is a spin off of work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE).  This SBIR Phase II effort, entitled ‘Kill Chain Vulnerability Analysis Tool’, focuses on the interaction between tactical data links and interferers such as hostile jammers.  We are working closely with engineers from the Naval Air Warfare Center Weapons Division (NAWCWD), located in China Lake, California, on this project.  NAWCWD, a division of Naval Air Systems Command (NAVAIR), is responsible for ‘Arming the Fleet’. The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

Radar Wireless Spectral Efficiency

On May 1, 2006, we were awarded an SBIR Phase II contract from SPAWAR as a follow-on to our SBIR Phase I work performed under the SBIR topic entitled RWSE.  The total award is valued at approximately $750,000 divided into a $600,000 base program and a $150,000 option program.  This SBIR Phase II effort focused on the real world implications of incorporating wireless networking into the aircraft carrier (CVN platform) environment.  The overall technical objective is to facilitate the introduction of commercial wireless communication systems, e.g. Wi-Fi, onto U.S. Navy ships through:  (1) the identification and testing of potential own-ship electromagnetic interference (EMI) issues; (2) the development and testing of viable mitigation technologies to overcome adverse EMI effects; and (3) the development of a CVN Wi-Fi network planning tool to support networking within a highly reconfigurable shipboard environment.  This contract was initially for the CVN platform, but is expected to be eventually applicable to other U.S. Navy ships.

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

In May, 2007, we were awarded additional funding on SBIR Topic “A Study of Commercial Wireless LAN Interference Issues Aboard U.S. Navy Carriers” (CVNs).  The contract is a follow-on to the SBIR Phase I work we performed under RWSE. The additional funding of $150,000 was awarded to us from SPAWAR, bringing the total amount of the SBIR Phase II contract to $750,000.  During the contract option period, together with our team partner Mobilisa Inc., we plan to continue development of AIRchitect - EMC, a software package which allows the Navy to plan and optimize deployment of shipboard WiFi networks.  AIRchitect - EMC automatically places shipboard Access Points to optimize coverage based on  user-specified wireless requirements.  It also analyzes potential interference between network equipment and onboard RF systems such as radars, and where possible, mitigates interference using smart placement and channel selection algorithms.  AIRchitect - EMC will be used by the Navy to plan network deployments on aircraft carriers (CVNs) and other platforms.

Additional Contracts

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

In October, 2007,  we were awarded an SBIR Phase I contract through SPAWAR.  This $100,000 effort  titled “Small Buoy for Energy Harvesting” will collaborate in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  This communication package is designed to allow submarines to communicate with the Battle Group while operating at speed and depth.

In October, 2007, we were awarded additional funding for continued development of the AIRchitect-EMC “interference-aware” wireless network design tool. The additional funding was awarded to us from SPAWAR.  A modification to the existing RWSE (Radar Wireless Spectral Efficiency) Phase II SBIR contract provides an additional $900,000 to support new feature upgrades to the AIRchitect-EMC software, including full three-dimensional modeling capabilities.

Corporate Growth & Strategy

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog, and revenue by continuing our active participation in the DoD SBIR program, bidding on projects that fall within our areas of expertise – electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and TV stations, cell phone stations and airlines.

Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.

Third, we believe that through our marketing of products such as ADEPT® we will develop key relationships with prime defense system contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

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

Intellectual Property

We have two patents covering digital signal processing technology and our base scheme of implementing Link-11.  We have also developed and continue to develop intellectual property (technology and data) under our SBIR contracts. Under the ADEPT® development program, we are in process of filing a patent covering its key technology with the U.S. Patent and Trademark Office. Our request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is now a registered trademark of ours.

Under SBIR data rights, we are protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.

Customer Concentration; Dependence on Federal Government

Substantially all of our revenue is derived from SBIR contracts for the federal government.  Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the Department of Defense in amounts sufficient to cover the SBIR grants that we compete for.

Research and Development

We are a specialized research and development company focused on the development of electronic systems technology primarily for military applications.  All of our research and development costs in 2006 and 2007 were for the benefit of our customers, agencies of the federal government.  The customer-sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed.  In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Employees

As of December 31, 2007, we had eight  full-time employees working at our Fort Washington, Pennsylvania Research  & Development Center and two part-time employees.  None of the employees belong to a labor union.  We believe relations with our employees are satisfactory.   We also use the services of subcontractors and/or consultants as necessary to aid in software and hardware development and for the manufacture of products.

RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-KSB before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

We have a history of operating losses.  Although we had net income of $165,811 for the year ended December 31, 2007 and a working capital surplus of $407,262, we still had an accumulated deficit of $11,367,894 at December 31, 2007.

We may experience substantial variability in our quarterly operating results.  Our revenue, gross profit, operating income and net income may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

•	market acceptance of our new products;
•	budgetary constraints of our customers;
•	new product and service introductions by our competitors or us;
•	our employment patterns;
•	market factors affecting the availability or costs of qualified technical personnel;
•	timing and customer acceptance of our new product and service offerings;
•	length of sales cycle; and
•	industry and general economic conditions.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel.  The future success of our company depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Vice President of Engineering, and Henry Silcock, Senior Software Engineer.  We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

The market for our products is subject to rapid technological change.  The market for our products and planned products is characterized by rapid changes in technology, including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on our business.  Our future success will depend in part on our ability to continually enhance our current technology and to develop or acquire new ideas that address the needs of the defense industry and other potential users.  There can be no assurance that we will be successful in developing new products or procedures that respond to technological changes. There can be no assurance that research and development by competitors will not render our technology obsolete or uncompetitive.  In addition, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against us.  While we are not aware of any such claims, no infringement studies have been conducted on our behalf.

Our industry is highly competitive.  High technology applications such as those being developed by us often require large investments of both money and talent.  Many large entities with greater financial, technical and human resources than us are currently investing heavily in products and services that compete directly with our services and underlying products. There is no assurance that our offerings can be successfully marketed against such competition.  In addition, being first in the market with new high technology is a critical factor in a company’s success in the market. There is no assurance that we will be able to introduce new offerings to the market before any of our competitors.  As the markets in which we compete mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect our results of operations.

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

Penny Stock Rules.  Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

We have limited operating history in providing commercial wireless applications. Historically, we developed and sold technology and products for military applications, primarily to the U.S. Navy.  We may in the future develop commercial wireless products and applications that would perform different functions than our historic products, and would be targeted at an entirely different customer base.  Because we have not previously operated as a provider of commercial wireless products, we have no basis to evaluate our ability to develop, market and sell such products.  Our ability to commercialize any products or services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

•	develop and manufacture commercially attractive products;
•	attract and retain an adequate number of customers;
•	enter new markets and compete successfully in them;
•	manage operating expenses;
•	raise any necessary capital; and
•	attract and retain qualified personnel.

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

We have adopted certain anti-takeover provisions.  We are authorized to issue 4,040,000 shares of preferred stock, which may be issued by our board of directors on such terms, and with such rights, preferences and designations as the board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company.  The 2,052,433 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control of us.  In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law (the “DGCL”), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

Corporate governance requirements are likely to increase our costs and make it more difficult to attract and retain qualified directors.   We are subject to  the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC.  We expect that these and other new laws, rules and regulations will continue to increase our legal and financial compliance costs and place a significant burden on management.  We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance.  We may be required to accept reduced coverage or incur significantly higher premium costs to obtain coverage.  These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.   In addition, starting with our fiscal year ended December 31, 2007, we became subject to the requirements of Section 404 of the Sarbanes-Oxley Act which requires us to make annual assessments of our internal control over financial reporting and starting with our fiscal year ending December 31, 2008 file an attestation of this assessment by our independent registered public accountants, unless extended by the SEC as currently proposed.  To date, we have taken limited actions with respect to compliance with the auditor attestation requirement under Section 404.  We may need to hire additional personnel and/or engage outside consulting firms to assist in our efforts to comply with Section 404.  Any failure to improve our internal accounting controls or other problems with our control systems could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331.  Our engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where we lease approximately 2,513 square feet of general office space under a lease agreement that terminates in November 2010.  We also maintain a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia.   We believe that our office space is adequate to support our current and anticipated operations over the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “MKRS.OB”. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

	Bid
	High	Low
2007
First Quarter	$0.5000	$0.3400
Second Quarter	0.9200	0.3700
Third Quarter	0.9300	0.4600
Fourth Quarter	0.6170	0.4320

2006
First Quarter	$0.2900	$0.1750
Second Quarter	0.2800	0.2100
Third Quarter	0.2600	0.2100
Fourth Quarter	0.4750	0.2100

The last price of our common stock as reported on the OTC Bulletin Board as of March 24, 2008 was $0.60 per share.

Dividends

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

As of March 24, 2008, we had 306 holders of record of our common stock.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-KSB are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 6 of this report and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

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

Revenues from our government contracts represented 100% of our revenues for the years ended  December 31, 2007 and 2006.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

In 2007, we were awarded a number of SBIR contracts related to our ADEPT, WLAN and RWSE programs.  These included:

•	a $2,400,000 contract from the Naval Surface Weapons Center, Port Hueneme Division for the continuing development of ADEPT
•	a $750,000 SBIR Phase II for the further development of RWSE program
•	a $150,000 SBIR topic related to our RWSE program
•	a $33,000 subcontract from Mobilisa to assist in the development of a radio frequency microwave hazard assessment tool
•	a $100,000 SBIR Phase I contract regarding design and development of miniaturized self-powered ocean buoy to support various onboard payload packages
•	a $900,000 Phase II SBIR to support new feature upgrades to the AIRchitect-EMC software.

We are currently in the process of seeking additional SBIR awards related to the further development of our existing programs.

Key Performance Indicator

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

Outlook

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

In 2008, our primary strategic focus will be to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning the company to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating sales of our ADEPT product.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S.Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to Department of Defense customers and contractors as well as developing potential commercial applications. As an example, we recently entered into a memorandum of understanding with a global provider of telecommunications equipment and related services pursuant to which we will assist the global provider in marketing its products to the DoD.

Critical Accounting Policies And Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On  an on-going basis, we evaluate our estimates, including those related to bad debts, investments, recoverability of long-lived assets, income taxes, restructuring charges, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

We are engaged in contracts with the Federal Government to help fund the costs of certain research and development activities as the Company attempts to develop certain technology to be utilized by the US Department of Defense.  The contracts are cost plus fixed fee contracts and we recognize revenue under the contracts as it incurs reimbursable costs.  Each bill has a component for the reimbursable direct costs and a portion of overhead and fixed fees.  The overhead and fixed fees are being billed to the government at the rate permitted by the Defense Contract Audit Agency.

Certain arrangements are different from production-type contracts and qualify as research and development by meeting all of the following conditions:

-	Activities performed in connection with the contractual arrangement qualify as research and development as defined by FASB Statement No. 2

-	The contractor retains a right to the data and results of the research and development activities

-
The contractual arrangement obligates the contractor to perform only on a best-efforts basis to achieve the agreed-upon objectives of the research and development activity, rather than to deliver a product or service meeting defined performance or other (such as design) specifications

-
At the inception of the contract, the contractor and the customer enter into the arrangement with the expectation that costs will be incurred in excess of amounts to be funded. This condition will be met if contractual or other documentation specifically evidences acknowledgment of this expectation by both the contractor and the customer. Implicit in this condition is the existence of significant uncertainty at the date the contractor enters into the arrangement regarding the likelihood of successfully securing follow-on contracts related to the research and development activity

-	The research and development arrangement is not combined with other contracts or segmented in accordance with paragraphs 35 through 42 of SOP 81-1

-
The federal government is the sole or principal expected ultimate customer (including foreign military sales) for the research and development activity or products directly resulting from the R&D activity subject to the arrangements

Similarly, when third party contractors are utilized in relation to these contracts, we review their performance and upon our determination that the costs are reimbursable under the contract, we record revenue for such costs in the period incurred.

Stock Options

We have a fixed stock option plan which is described in Note 5 of our financial statements to provide for the grant of stock  options to eligible employees and directors.

Prior to January 1, 2006, our stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation.” No stock-based employee compensation cost was recognized in the Company’s statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Statement No. 123(R) replaces Statement No. 123, supersedes APB Opinion No. 25 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment,” using the modified-prospective transition method.  Under that transition method, compensation cost recognized after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value calculated in accordance with the provision of Statement No. 123(R), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provision of Statement 123(R).  We had no unvested stock options at December 31, 2005, therefore, the adoption of Statement 123(R) relates only to share-based payments granted after January 1, 2006.  We granted no stock options in 2006.

On October 3, 2007, we issued stock options to each member of the board of directors, plus key employees and consultants under the Company’s 2007 Stock Incentive Plan.  Directors were granted a total of 125,000 shares, which vest over a three-year period.  Key employees were granted a total of 305,000 shares and these options vest over a five-year period.  The options are exercisable at $.55 per share, the last sales price of the Company’s common stock as reported on the OTCBB on the date of grant.  The options have a term of 10 years and vest in equal annual installments over a three or five year period, commencing on the date of grant.

In accordance with the recognition provisions of  SFAS No. 123(R), we recognized stock-based compensation expense of $7,692 in the accompanying financial statements for the year ended December 31, 2007.  There was no income tax benefit recorded related to this stock-based compensation expense.

No options were exercised for the years ended December 31, 2007 and 2006, and accordingly, there were no income tax benefits recorded relating to the exercise of stock options.

Recently Issued Accounting Standards

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

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company January 1, 2008.  The Company is evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

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

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will not impact the Company’s accounting for business combinations completed until January 1, 2009.

In December 2007, the FASB issued statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect  FASB No. 160 to have material impact on its financial statements.

In December 2007,  Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008. The Company does not expect SAB 110 to have a material impact on its financial statements.

Results of Operations

Years ended December 31, 2007 and 2006

Total contract revenues in 2007 were $3,078,492 compared to $2,274,868 in 2006, an increase of 35%.  Contract revenues in both years were derived entirely from SBIR contracts.  The increase was due to the addition of six material new contracts in 2007.  Based on current backlog and outstanding bids, we expect revenue to increase in future periods.

Cost of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of sales increased from $1,361,255 in 2006 to $1,828,184 in 2007, an increase of  approximately 34%.  This increase was due to our increased contract revenue in 2007 and was consistent, on a percentage basis, with our increase in revenues.

The substantial majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of  “Engineering Overhead” and included in operating expenses.  Engineering expenses were $436,104 in 2007 compared to $324,357 in 2006, an increase of $111,747 or 34% .  The increase in engineering costs for the year ended December 31, 2007 was due to the hiring of additional engineering personnel, additional fringe benefits expenses, appointment of an outside information technology firm and a new program management consultant, and incentive compensation.  The increase was consistent, on a percentage basis, with increases in revenue and cost of sales.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, register and public related costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative expenses were $651,155 in 2007 compared to $429,391 in 2006, an increase of $221,764 or 51%.  The increase was due to higher costs related to bid and proposal salaries, bid and proposal consulting fees, professional fees associated with our status as a public company, and the retention of a  financial consultant to assist in complying with our obligations under Section 404 of The Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls over financial reporting.

The provision for federal income taxes was $2,781 in 2007 compared to $30,350 for 2006, representing an effective tax rate of 1.7%, and 19%, respectively.  During 2007 approximately $79,000 reduction in tax expense was recorded as a result of a reduction in valuation allowance against a deferred tax asset derived from net operating loss carryovers, which was partially offset by permanent items.

We generated net income of $165,811 in 2007 as compared to $129,800 in 2006, an increase of $36,011 or 28%.   The increase in net income was due primarily to the additional profits generated from the additional Air Force RHAZ Phase I contract form Mobilisa, SBIR Phase III and RWSE Phase II contracts in 2007 which was offset by proportionately larger increases in general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

In 2007, net cash provided from operations was $185,873 compared to $127,753 in 2006.  The increase was primarily the result of increased contract revenues and an increase in accounts payable.  We had working capital of $407,262 as of December 31, 2007 as compared to working capital of $263,353 at December 31, 2006.  The $143,909 increase was due primarily to increases in cash of $175,000, accounts receivable of $102,000, and the provision for deferred taxes of $22,500, all of which were partially offset by an increase of $115,000 in accounts payable.

On November 16, 2006, we entered into a $50,000 revolving line of credit with Sun National Bank (the “Lender”) evidenced by a Promissory Note made by us in favor of the Lender.  The revolving line of credit will be available to us for two years.  On November 14, 2008, advances will no longer be available under the revolving line of credit.  At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule.  The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum.  Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate.  The loan is secured by substantially all of our assets pursuant to a Commercial Security Agreement (the “Security Agreement”) made by us in favor of the Lender and is guaranteed by Thomas J. Meaney, our President and Chief Financial Officer. There were no outstanding amounts under this line of credit at December 31, 2007 and 2006.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months.  We do not expect to incur any material capital expenditures during the next twelve months.

In order to pursue strategic opportunities, obtain additional SBIR contracts, or  acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities.   In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions.  There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that we will achieve profitability or positive cash flow. If we are unable to obtain additional adequate financing or enter into such business alliances, management will be required to sharply curtail our operations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,469.85, and is subject to an annual increase.

Our obligation under the non cancellable operating leases is as follow:

2008	$66,202
2009	$67,929
2010	$63,755

TOTAL	$197,886

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 are appended to this report beginning on page 32  located immediately after the signature page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principals.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE  ACT

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company

Paul G. Casner	70	Director

Thomas C. Lynch	65	Director

Thomas J. Meaney	73	President, Chief Financial Officer and Director

Wayne E. Meyer	81	Chairman of the Board of Directors

Tom L. Schaffnit	61	Director

Walter T. Bristow	50	Vice President of Engineering

Patricia A. Kapp	41	Secretary and Treasurer

The principal occupation and business experience, for at least the past five years, of each current director and executive officer is as follows:

Paul G. Casner, Jr. has been a director of the Company since May 2002. From 1999 to March 2005, Mr. Casner served as Executive Vice President and Chief Operating Officer of DRS Technologies, Inc.  From 1994 to 1998, Mr. Casner served as President of the Electronic Systems Group of DRS Technologies. Before joining DRS Technologies, Mr. Casner was the Chairman and Chief Executive Officer of Technology Applications and Service Company.  Mr. Casner has over  40  years of Defense Industry experience, including several senior positions in Business Management, Technical Management, Strategic Planning and Business Development. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. Mr. Casner is also a director of ACE-COMM Corporation.

Thomas C. Lynch has been a Director of the Company since February 1997. Mr. Lynch is currently Managing Director of The Musser Group and an active Consultant for The Staubach Company.  Mr. Lynch served as Senior Vice President of Safeguard Scientifics, Inc. from 1998 to August 2000 and he was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc, a Safeguard subsidiary.  Mr. Lynch, a retired Navy Admiral, serves as a Director on the following boards:  InfoLogix, Mikros Systems, Epitome Systems, Telkonet, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge and USO World Board of Governors.  He has served as President of Valley Forge Historical Society and Chairman of the Cradle of Liberty Council, Boy Scouts of America. He currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation.

Thomas J. Meaney has been a Director of the Company since July 1986 and was Chairman of the Board from June 1997 to February 1999. He was appointed President in June 1986 and continued to serve until February 1997.  On September  30, 1998, he was reappointed President of the Company.  From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated (“RVSI”), a manufacturer of robotic vision systems.  Mr. Meaney served as a Director of RVSI until 1991 when he resigned from the post.  Prior to 1983 and for more than five years, he was Vice President - Business Development, International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems.  He presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania.  Mr. Meaney is also a director of Ocean Power Technologies, Inc., a public company listed on Nasdaq.

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

Tom L. Schaffnit has been a Director of the Company since June 2000.  Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in wireless data communications and automotive telematics.  He was President of CUE Data Corporation from February 1997 to March 1999, responsible for creating and implementing new datacasting services on a nationwide FM subcarrier paging network.  Previously, he served as a Senior Manager with Deloitte & Touche Consulting Group, and as Director with Nordicity Group (since acquired by PricewaterhouseCoopers). Mr. Schaffnit remains actively involved in the evolution of wireless technology, and is co-author of the book “The Comprehensive Guide to Wireless Technologies”.

Walter T. Bristow has been Vice President of Engineering since August 2007.  Prior to that, he served as our Director of Engineering since October 2003.  Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, responsible for wireless network development and implementation, software engineering, corporate telecommunication, and information technology.   Prior to Clariti, Mr. Bristow spent 13 years with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment, where he worked in hardware engineering, integration, and design for state-of-the-art military radio communications equipment.

Patricia A. Kapp has been Corporate Secretary of the Company since April 1996.  In September 1998, Ms. Kapp was also named Treasurer.  Ms. Kapp has served in various capacities with the Company since 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC.  All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons, except that Thomas Lynch failed to timely file a Form 4 reporting options granted in October 2007.

Audit Committee

In March 2004, the board of directors formed an Audit Committee. The members of the Audit Committee are Tom L. Schaffnit (Chair), Thomas C. Lynch, Wayne E. Meyer, and Paul G. Casner, Jr.  The Audit Committee oversees and monitors management’s and the independent outside auditors’ participation in the accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the outside independent auditors and to consult with the independent auditors and the appropriate officers of the Company on matters relating to outside auditor independence, corporate financial reporting, accounting procedures and policies, adequacy of financial accounting and operating controls, and the scope of audits. The Audit Committee is governed by an Audit Committee Charter, which was adopted on March 10, 2004 and amended on March 17, 2008.

Since our inception, we have had a limited number of employees and generated limited revenues, most of which have been from a single customer.  In light of the foregoing, and the need to conserve our financial resources to execute our business plan, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” would be outweighed by the costs of retaining such a person.  As a result, no member of our Board of Directors qualifies as an “audit committee financial expert.”

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Total ($)

Thomas J. Meaney	2007	120,300	544.00	120,844
President, Chief Executive Officer and Chief Financial Officer	2006	103,666	--	--

Walter T. Bristow	2007	129,778	815.00	130,593
Vice President of Engineering	2006	109,723	--	--

(1)The assumptions used in calculating the value of the option awards and the amount recognized for financial statement reporting purposes in 2007 is located in Note 5 of our financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END TABLE

The following table sets forth information regarding unexercised stock options for each named executive officer outstanding as of December 31, 2007:

Name	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

Thomas J. Meaney	25,000 (1)	0.55	10/3/17

Walter T. Bristow	50,000 (2)	0.55	10/3/17

(1)  The stock options were granted on October 3, 2007 and vest in equal  annual installments over a three year period commencing on the date of grant.
(2)  The stock options were granted on October 3, 2007 and vest in equal annual installment over a five year period commencing on the date of grant.

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

On October 3, 2007, we issued options to Mr. Meaney and Mr. Bristow under the 2007 Stock Incentive Plan to purchase 25,000 and 50,000 shares of common stock, respectively, at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant.  Mr. Meaney’s options vest in three equal annual installments and terminate ten years from the date of grant.   Mr. Bristow’s options vest in five equal annual installments and terminate ten years from the date of grant.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2007 Stock Incentive Plan” in Item 11 below.

On December 19, 2007 we revised our arrangement with Mr. Meaney, who apportions his professional time between the Company and his consulting firm which provides services to various defense contractors.  In recent years, he has devoted approximately 50% of his professional time to the Company.  In light of the resignation of our Executive Vice President on September 1, 2007, the growth of the Company in 2007, and the importance of Mr. Meaney to both  our operations and continued growth, Mr. Meaney has been required to and is expected to continue to devote substantial additional time and attention to the Company.  In recognition of the forgoing, effective January 1, 2008, we expect Mr. Meaney to devote approximately 75% of his professional time to the Company which will result in his annual compensation increasing from approximately $105,000 to approximately $160,000.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2007 for those persons who served as members of our Board of Directors during 2007:

Name(1)	Option Awards (2) ($)	Total ($)

Wayne E. Meyer	544.00 (3)	544.00

Paul G. Casner	544.00 (3)	544.00

Thomas C. Lynch	544.00 (3)	544.00

Tom L. Schaffnit	544.00 (4)	544.00

(1)	Thomas J. Meaney is not listed in the above table because all compensation received for serving on our board of directors is included in the Summary Compensation Table above.
(2)
The assumptions used in calculating the value of the option awards and the amount recognized for financial statement reporting purposes in 2007 is located in Note 2 of our consolidated financial statements.

(3)	As of December, 31, 2007, Messrs. Meyer, Casner and Lynch each owned an option to purchase 25,000 shares of our common stock at an exercise price of $0.55 per share.
(4)	As of December 31, 2007, Mr. Schaffnit owned options to purchase 361,818 and 25,000 shares of common stock at exercise prices of $0.1658 and $0.55 per share, respectively.

Narrative Disclosure To Director Compensation Table

We do not pay cash compensation to any of our directors.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.  On October 3, 2007, we issued options to each member of our board of directors under the 2007 Stock Incentive Plan to purchase 25,000 shares of common stock  at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant.  The options vest in three equal annual installments and terminate ten years from the date of grant.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2007 Stock Incentive Plan” in Item 11 below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March 24, 2008 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

5% Beneficial Owners:

Princeton Valuation Consultants, L.L.C.	2,920,050(2)	8.9%
5 Vaughn Drive Princeton, New Jersey 08540

Directors and Executive Officers:

Walter T. Bristow	13,000(3)	*
220 Commerce Drive, Suite 300
Fort Washington, Pennsylvania 19034

Paul G. Casner	382,400(4)	1.2%

Patricia A. Kapp	163,000(3)	*

Thomas C. Lynch	382,400(4)	1.2%

Thomas J. Meaney	5,527,842(5)	16.5%

Wayne E. Meyer	3,071,650(6)	9.7%

Tom L. Schaffnit	1,103,277(7)	3.4%

All Current Directors and Officers	10,643,569	31.2%
as a Group (seven persons)

*   Less than 1%

(1)
The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 24, 2008 upon the exercise or conversion of any options, warrants or other convertible securities.  This table has been prepared based on 31,766,753 shares of common stock outstanding on March 24, 2008.  Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)	Includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.
(3)	Does not include 50,000 shares issuable upon exercise of options that are subject to vesting.
(4)	Does not include 25,000 shares issuable upon exercise of options subject to vesting
(5)
Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock and 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock.  Does not include 25,000 shares issuable upon exercise of options that are subject to vesting.

(6)	Includes 30,000 shares issuable upon conversion of Series B Convertible Preferred Stock. Does not include 25,000 shares issuable upon exercise of options subject to vesting.
(7)	Includes 361,818 shares issuable upon the exercise of options. Does not include 25,000 shares issuable upon exercise of options subject to vesting.

Convertible Preferred Stock

The following table sets forth certain information, as of March 24, 2008, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent Of Class

5% Beneficial Owners:

Princeton Valuation Consultants L.L.C.	202,500	79.4%
5 Vaughn Drive Princeton, New Jersey 08540

Directors and Executive Officers:

Walter T. Bristow	--	--
220 Commerce Drive, Suite 300
Fort Washington, Pennsylvania 19034

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	50,000	19.6%

Wayne E. Meyer	--	--

Tom L. Schaffnit	--	--

All Current Directors and Officers	50,000	19.6%
as a Group (seven persons)

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 24, 2008, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and  executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

5% Beneficial Owners:

The Mercantile & General Reinsurance	91,342	8.3%
Company, PLC Moorfields House
Moorfields London EC2Y 9AL

Princeton Valuation Consultants, L.L.C.	231,961	21.0%
5 Vaughn Drive
Princeton, New Jersey 08540

Directors and Executive Officers:

Walter T. Bristow	--	--
220 Commerce Drive, Suite 300
Fort Washington, Pennsylvania 19034

Paul G. Casner	--	--

Thomas C. Lynch	--	--

Patricia A. Kapp	--	--

Thomas J. Meaney	649,925	59.0%

Wayne E. Meyer	10,000	*

Tom L. Schaffnit	--	--

All Current Directors and Officers	659,925	59.0%
as a Group (seven persons)

* Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 24, 2008, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Directors and Executive Officers:

Walter T. Bristow	--	--
220 Commerce Drive, Suite 300
Fort Washington, Pennsylvania 19034

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	5,000	100.0%

Wayne E. Meyer	--	--

Tom L. Schaffnit	--	--

All Current Directors and Officers	5,000	100.0%
as a Group (seven persons)

  *  Less than 1%

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Series D Preferred Stock

The following table sets forth certain information, as of March 24, 2008, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and  executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent Of Class

5% Beneficial Owners:

Princeton Valuation Consultants, L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	138,000	20.0%

Frederick C. Tecce c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	138,000	20.0%

JoAnne E. Burns c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

George W. Taylor c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

Directors and Executive Officers:

Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	138,000	20.0%

Wayne E. Meyer	138,000	20.0%

Tom L. Schaffnit	--	--

All Current Directors and Officers as a Group (seven persons)	276,000	40.0%

(1) Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category

Equity compensation plans approved by security holders	361,818	$0.1658	0

Equity compensation plans not approved by security holders	430,000	$0.55	2,570,000
Total	791,000	$0.38	2,570,000

2007 Stock Incentive Plan

On August 6, 2007, we adopted the Mikros Systems Corporation 2007 Stock Incentive Plan (the "Plan").  Awards  may be made under the Plan for up to 3,000,000 shares of our common stock in the form of stock  options or restricted stock awards.  Awards may be made to our employees, officers or directors as well as our consultants or advisors.  The Plan is administered by our Board of Directors which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.  To the extent permitted by applicable law, our Board may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board.  The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not a "qualified plan" under Section 401(a) of the Internal Revenue Code of 1986, as amended.  The Plan has not been approved by our shareholders.  As a result, "incentive stock options" as defined under Section 422 of the Internal Revenue Code may not be granted under the Plan until such approval is received for the Plan. The Plan terminates on August 5, 2017.

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.  As of the date of this report, we have issued options under the Plan to purchase 430,000 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Thomas J. Meaney is the guarantor of our obligations to Sun National Bank under our $50,000 revolving line of credit which is secured by substantially all of our assets.  Mr. Meaney is the President, Chief Financial Officer, and a director of the Company.

We pay Wayne E. Meyer $1,500 per month for use of office space at Three Crystal Park, 2231 Crystal Drive, Suite 1005 in Arlington, Virginia.  Mr. Meyer is the Chairman of the Board of Directors of the Company.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in the rules of the National Association of Securities Dealers, Inc. (“NASD”), our board of directors has determined that Paul G. Casner, Thomas  C. Lynch, Tom L. Schaffnit (Chair) and Wayne E. Meyer, who constitute a majority of its members, are independent.

With regard to our audit committee, the board of directors has determined that Messrs. Casner, Lynch and Schaffnit are independent and that Mr. Meyer does not satisfy the independence criteria for audit committee members set forth in NASD Rule 4350(d) and Rule 10A-3(b)(1) of the Exchange Act.

ITEM 13.  EXHIBITS

The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation [Exhibit 2(I)].
3.2	By-laws [Exhibit 2(II)].
3.3	Form of Certificate of Amendment to Certificate of Incorporation [Exhibit 2(III)].
3.4	Form of Certificate of Amendment of Incorporation with respect to increase of authorized shares [Exhibit IV)].
3.5	Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock [Exhibit 4.1 to Form 8-K filed September 12, 1988].
3.6	Certificate of Designations of Series D Preferred Stock [Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994].
10.1	Mikros Systems Corporation 2007 Stock Incentive Plan [Exhibit 10.1 to Form 8-K filed August 9, 2007]
14.1	Mikros Systems Corporation Code of Business Conduct and Ethics [Exhibit 14 to Form 10-QSB filed August 11, 2006].
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have engaged Beard Miller Company LLP for the audit of our financial statements for the years ended December 31, 2007 and 2006 and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the years ended December 31, 2007 and 2006 for a fee of $30,986 and $28,261, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2007 and 2006.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2007 and 2006.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2007 and 2006.

Audit Committee Pre-Approval Policies and Procedures

All auditing services and non-audit services (other than the de minimis exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved by the Audit Committee. Any future Audit-Related Fees and Tax Fees will be pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Dated: March 27, 2008	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Wayne E. Meyer,	March 27, 2008
Wayne E. Meyer, Chairman

/s/ Paul G. Casner,	March 27, 2008
Paul G. Casner, Director

/s/ Thomas C. Lynch	March 27, 2008
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	March 27, 2008
Thomas J. Meaney, Director

/s/Tom L. Schaffnit	March 27, 2008
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheet of Mikros Systems Corporation (the Company) as of December 31, 2007, and the related statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 26, 2008

MIKROS SYSTEMS CORPORATION
BALANCE SHEET

DECEMBER 31, 2007
ASSETS

CURRENT ASSETS
Cash	$404,557
Receivables on Government Contracts	303,469
Other Current Assets	17,547

TOTAL CURRENT ASSETS	725,573
Patents and Trademarks	5,383
Less: Accumulated Amortization	(422)
4,961
PROPERTY AND EQUIPMENT
Equipment	14,625
Furniture & Fixtures	9,264
23,889

Less: Accumulated Depreciation	(10,786)

13,103

Deferred Tax Asset	70,500

TOTAL ASSETS	$814,137

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued Payroll and Payroll Taxes	$86,757
Accounts Payable	217,545
Taxes Payable	14,009

TOTAL CURRENT LIABILITIES	318,311
Long-term Liabilities	14,460

TOTAL LIABILITIES	332,771

REDEEMABLE SERIES C PREFERRED STOCK
par value $.01 per share, authorized 150,000 shares, issued
and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450

SHAREHOLDERS’ EQUITY
Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433
shares (involuntary liquidation value - $1,102,433)	11,024

Preferred Stock, convertible, par value $.01 per share, authorized
2,000,000 shares, issued and outstanding 255,000 shares (involuntary
liquidation value - $255,000)	2,550

Preferred Stock, Series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value
- $1,518,000)	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares,
issued and outstanding 31,766,753 shares	317,668

Capital in excess of par value	11,430,668

Accumulated Deficit	(11,367,894)

TOTAL SHAREHOLDERS’ EQUITY	400,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$814,137

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006

Contract Revenues	$3,078,492	$2,274,868

Cost of sales	1,828,184	1,361,255

Gross margin	1,250,308	913,613

Expenses
Engineering	436,104	324,357
General and Administrative	651,155	429,391

Total expenses	1,087,259	753,748

Income from operations	163,049	159,865

Other Income:
Interest	5,543	285

Net income before income taxes	168,592	160,150

Income tax expense	2,781	30,350

Net income	$165,811	$129,800

Basic and diluted earnings per share	$0.00	$0.00

Weighted average number of shares outstanding	31,766,753	31,766,753

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION STATEMENTS OF SHAREHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2007 AND 2006
	Preferred Stock Series B		Preferred Stock		Preferred Stock Series D
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value
	Number	Par	Number	Par	Number	Par
	of shares	Value	of shares	Value	of shares	Value

Balance, January 1, 2006	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

Net Income	-	-	-	-	-	-

Balance, December 31 ,2006	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

Stock Compensation - Options	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, December 31, 2007	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

			Capital in
	Common Stock $0.01 Par Value		Excess of Par Value	Accumulated Deficit	Total
	Number	Par
	of shares	Value

Balance, January 1, 2006	31,766,753	$317,668	$11,422,976	$(11,663,505)	$(97,613)

Net Income	-	-	-	129,800	129,800

Balance, December 31, 2006	31,766,753	$317,668	$11,422,976	$(11,533,705)	$227,413

Stock Compensation - Options	-	-	7,692	-	7,692
Net Income	-	-		165,811	165,811

Balance, December 31, 2007	31,766,753	$317,668	$11,430,668	$(11,367,894)	$400,916

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006

Cash Flow From Operating Activities:
Net income	$165,811	$129,800
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and Amortization	5,243	9,170
Deferred Tax (Benefit) Expense	(22,500)	17,000
Stock Compensation - Options	7,692	0

Net Changes in Operating Assets and Liabilities
Increase in Receivables on Government Contracts	(101,747)	(99,363)
Increase in Other Current Assets	(1,747)	1,093
Increase in Accounts Payable	114,906	44,468
Increase in Accrued Payroll and Payroll Taxes	11,639	24,681
Increase in Accrued Expenses and Other Liabilities	6,576	904

Net Cash Provided By Operating Activities	185,873	127,753

Cash Flow From Investing Activities:

Purchase of Property and Equipment	(10,775)	(1,590)
Costs associated with patent and trademark development	0	(6,858)

Net Cash Used In Investing Activities:	(10,775)	(8,448)

Net Increase in Cash	175,098	119,305

Cash, beginning of year	229,459	110,154

Cash, end of year	$404,557	$229,459

Supplementary Cash Flows Information:

Income taxes paid	$7,242	$6,610

  See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  THE COMPANY

Mikros Systems Corporation (“Mikros”, “the Company”, “we” or “us”) is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Receivables on Government Contracts

Receivables on Government Contracts are stated at outstanding balances, less an allowance for doubtful accounts, if necessary.  When necessary, the allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.  The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, agings of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2007.

Cash

Cash balances consist of balances that are immediately available to the Company and are held by financial institutions.  These balances may, at times, exceed FDIC insured limits.

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of  3 years. Depreciation expense amounted to $4,050 and $3,615 for years ended December 31, 2007 and 2006, respectively.

Furniture and Fixtures is stated at cost.  Depreciation expense is computed using the straight-line method based on estimated useful lives of  7 years.  Depreciation expense amounted to $854 and $0 for the years ended December 31, 2007 and 2006.

Earnings per Common Share

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

Stock Options

The Company has various fixed stock option plans which are described in Note 5 that provide for the grant of stock options to eligible employees and directors.

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation.” No stock-based employee compensation cost was recognized in the Company’s statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Statement No. 123(R ) replaces Statement No. 123, supersedes APB Opinion No. 25 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R ), “Share Based Payment,” using the modified-prospective transition method.  Under that transition method, compensation cost recognized after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value calculated in accordance with the provision of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provision of Statement 123(R ).  The Company had no unvested stock options at December 31, 2005, therefore, the adoption of Statement 123( R) relates only to share-based payments granted after January 1, 2006.  The Company granted no stock options in 2006.

On October 3, 2007, the Company issued stock options to each member of their board of directors, plus key employees and consultants under the Company’s 2007 Stock Incentive Plan.  Directors were granted a total of 125,000 options, which vest over a three-year period.  Key employees were granted a total of 305,000 options, which vest over a five-year period.  The options are exercisable at $.55 per share, the last sales price of the Company’s common stock as reported on the OTCBB on the date of grant.  The options have a term of 10 years and vest in equal annual installments over a three or five year period, commencing on the date of grant.

In accordance with the recognition provision on SFAS No. 123(R) the Company recognized stock-based compensation expense of $7,692  for the year ended December 31, 2007, in the accompanying financial statements.  No tax benefits were recognized related to this stock based compensation.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	3 year options	5 year options

Expected Life	3	5
Expected volatility	80%	95%
Risk-free interest rate	4.07%	4.44%

The expected life of options granted is based on the vesting period, respectively.  The expected volatility is based on historical stock prices.  The risk-free interest rate is determined using the U.S. Treasury bill rate at the time of grant.  The Company has never paid a dividend, and as such the dividend yield is zero.  The forfeiture rate is unknown.

Revenue Recognition

The Company is engaged in contracts with the Federal Government to help fund the costs of certain research and development activities as the Company attempts to develop certain technology to be utilized by the US Department of Defense.  The contracts are cost plus fixed fee contracts and the Company recognizes revenue under the contracts as it incurs reimbursable costs.  Each bill has a component for the reimbursable direct costs and a portion of overhead and fixed fees.  The overhead and fixed fees are being billed to the government at the rate permitted by the Defense Contract Audit Agency.

Certain arrangements are different from production-type contracts and qualify as research and development by meeting all of the following conditions:

-	Activities performed in connection with the contractual arrangement qualify as research and development as defined by FASB Statement No. 2
-	The contractor retains a right to the data and results of the research and development activities
-
The contractual arrangement obligates the contractor to perform only on a best-efforts basis to achieve the agreed-upon objectives of the research and development activity, rather than to deliver a product or service meeting defined performance or other (such as design) specifications

-
At the inception of the contract, the contractor and the customer enter into the arrangement with the expectation that costs will be incurred in excess of amounts to be funded. This condition will be met if contractual or other documentation specifically evidences acknowledgment of this expectation by both the contractor and the customer. Implicit in this condition is the existence of significant uncertainty at the date the contractor enters into the arrangement regarding the likelihood of successfully securing follow-on contracts related to the research and development activity

-	The research and development arrangement is not combined with other contracts or segmented in accordance with paragraphs 35 through 42 of SOP 81-1
-
The federal government is the sole or principal expected ultimate customer (including foreign military sales) for the research and development activity or products directly resulting from the R&D activity subject to the arrangements

Similarly, when third party contractors are utilized in relation to these contracts, the Company reviews their performance and upon the Company’s determination that the costs are reimbursable under the contract, the Company records revenue for such costs in the period incurred.

Patents and Trademarks

The Company holds two patents covering digital signal processing technology and its base scheme of implementing Link-11.  The Company has also developed and continues to develop intellectual property (technology and data) under its SBIR contracts. Under the ADEPT® development program, the Company is in the process of filing for a patent covering its key technology with the U.S. Patent and Trademark Office. The request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is now a registered trademark of the Company.

Under SBIR data rights, the Company is protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.

In 2007 and 2006, the Company amortized the costs of its patents and trademarks in the amount of $339 and $5,555, respectively. These costs are being amortized over their 10 year legal lives.

Income Taxes

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

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FASB Statement No. 157 and FSP 157-b will have on the Company’s operating income or net earnings.

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

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company January 1, 2008.  The Company is evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect  FASB No. 160 to have material impact on its financial statements.

In December 2007,  Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008. The Company does not expect SAB 110 to have a material impact on its financial statements.

NOTE 3 – REDEEMABLE SERIES C PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

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

Convertible Preferred Stock

Each share of the convertible preferred stock can be redeemed at the Company’s option for $1 per share or can be converted into shares of the Company’s common stock. Each share of preferred stock is convertible into one share of common stock. This conversion rate is subject to adjustment in certain circumstances. Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to their redemption price once shareholders of Redeemable Series C Preferred Stock and Series B Preferred stock have been fully paid.

Series D Preferred Stock

The Series D Preferred Stock provides for an annual cumulative dividend of $.10 per share.  The shares are not convertible into any other class of stock and are subject to redemption at the Company’s option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends.  Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation’s Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to the Redemption Price for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment
.
During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such dividends in arrears remain outstanding at December 31, 2007.

NOTE 4 - INCOME TAXES

The income tax provision is comprised of the following:

	2007	2006

Current tax expense	$25,281	$13,350
Deferred tax expense (benefit)	(22,500)	17,000

Income Tax Expense	$2,781	$30,350

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2007	2006

Federal statutory rate	34.0%	34.0%
State taxes	10.1	6.0
Permanent Differences	9.1	-
Utilization of net operating
loss carry forwards and
reduction of deferred tax asset
valuation allowance	(51.6)	(21.0)

Effective tax rate	1.6%	19.0%

Total available net operating loss carry forwards at December 31, 2007 are reflected in the following schedule:

Year	Available For
Of	Federal
Expiration	Tax Purposes

2010	$236,000
2011	1,422,000
2012	339,000
2019	307,000
2021	77,000
2022	39,000
2023	107,000
$2,527,000

During 2007, federal net operating loss carry forwards of approximately $205,000 were utilized by the Company for purposes of the Company’s tax provision. The Company’s valuation allowance associated with the related deferred tax assets was reduced by approximately $79,000 and $35,000 in 2007 and 2006, respectively, based on the Company’s anticipated profitability on existing contracts in the near term. There were no net operating loss carry forwards available for state tax purposes at December 31, 2007.

The deferred tax asset consists of the following as of December 31:

2007

Deferred tax asset:
Fixed Assets & Other	$15,306
Net operating loss
carry forwards	859,165
Valuation allowance	(803,971)

Net deferred tax asset	$70,500

NOTE 5 - STOCK OPTIONS

Incentive Stock Option Plan

The Company has outstanding stock options for the purchase of the Company’s common stock.  These options were issued pursuant to an Incentive Stock Option Plan adopted by the Company in 1992. The ability to grant options under this plan expired in 2002.  Specific terms of the remaining options outstanding under this plan are set forth in individual stock option agreements.  Generally, the exercise price of the options is the market price of the Company’s stock on the date that the option was granted.

A summary of the status of the Company’s Incentive Stock Option Plan as of December 31, 2007 and 2006 is presented below:

			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Common Stock Options:	2007	Price	Life (Years)	2006	Price	Life (Years)

Options outstanding beginning of year	361,818	$0.1658	2.16	391,818	$0.1658	3.38
Granted	-	-		-	-	-
Exercised	-	-		-	-	-
Cancelled	-	-		(30,000)	-	-

Options outstanding end of year	361,818	$0.1658		361,818	$0.1658

Options exercisable, end of year:	361,818	0.1658		361,818	0.1658

The aggregate intrinsic value of options outstanding and exercisable under the Incentive Stock Option Plan at December 31, 2007 and 2006 was approximately $150,000 and $0, respectively.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2007 and 2006.  This amount changes based on the changes in the market value in Mikros Systems Corporation stock.

2007 Incentive Stock Option Plan

On October 3, 2007, the Company issued stock options to each member of their board of directors, key employees and consultants under the Company’s 2007 Stock Incentive Plan.  Directors were granted options to purchase a total of 125,000 shares, which vest over a three-year period.  Key employees were granted a total of 305,000 shares and these options vest over a five-year period.  The options are exercisable at $.55 per share, the last sales price of the Company’s common stock as reported on the OTCBB on the date of grant.  The options have a term of 10 years and vest in equal annual installments over a three or five year period, commencing on the date of grant.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Common Stock Options:	2007	Price	Life (Years)

Options outstanding beginning of year
Granted	430,000	$0.55	9.75
Exercised	-	-
Cancelled	-	-

Options outstanding end of year	430,000	$0.55	9.75

Weighted-average fair value of options granted during the year		$0.30

As of December 31, 2007, there were no options exercisable.

The aggregate intrinsic value of options outstanding at December 31, 2007 under the 2007 Stock Incentive Plan was approximately $12,900.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2007.  This amount changes based on the changes in the market value in Mikros Systems Corporation stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

There were a total of 430,000 unvested options at December 31, 2007, with a fair value of approximately $ 132,000 and approximately $124,000 remained to be recognized in expense.

NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows:

	2007	2006

Net income applicable to common shareholders	$165,811	$129,800

Average basic shares outstanding	31,766,753	31,766,753

Assumed conversion of preferred stock	3,562,299	3,562,299
Effect of dilutive options	170,182	139,596

Average dilutive shares outstanding	35,499,234	35,468,648

Earnings per share – basic and diluted	$0.00	$0.00

430,000 shares issuable upon exercise of options were excluded due to their anti-dilutive effect for the year ended December 31, 2007.

No shares were excluded due to their anti-dilutive effect for the year ended December 31, 2006.

NOTE 7 – LINE OF CREDIT

On November 16, 2006, Mikros Systems Corporation (the “Company”) entered into a $50,000 revolving line of credit with Sun National Bank (the “Lender”) evidenced by a Promissory Note (the “Note”) made by the Company in favor of the Lender.  The revolving line of credit will be available to the Company for two years.  Commencing on November 14, 2008, advances will no longer be available under the revolving line of credit.  At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule.  The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum.  Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate.  The loan is secured by substantially all of the Company’s assets pursuant to a Commercial Security Agreement (the “Security Agreement”) made by the Company in favor of the Lender and is guaranteed by Thomas J. Meaney, the Company’s President and Chief Executive Officer. There were no outstanding amounts under this line of credit at December 31, 2007 and 2006.

NOTE 8 – COMMITMENTS

The Company leases its executive office and marketing facilities through month-to-month leases. The Company executed a lease for engineering office space located in Fort Washington, Pennsylvania that commenced on September 1, 2005 and continues for 63 months.  The terms of the lease include an annual rate increase through the end of the lease.  The Company’s engineering-research, design and development facility lease agreement runs through November 30, 2010. Total rent expense during 2007 and 2006 was $62,237 and $57,582, respectively.  The rent expense during 2007 is shown net of month-to-month sub-lease payments of approximately $225 by a related party.  The Company’s obligation under the non cancellable operating leases is as follow:

2008	$66,202
2009	$67,929
2010	$63,755

TOTAL	$197,886

42