Form 10-Q
period 2008-03-31
MIKROS SYSTEMS CORP
filed 2008-05-15
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

Commission File Number: 000-14801

Mikros Systems Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	14-1598200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Alexander Road, Building Two, Suite 208, Princeton, New Jersey 08540
(Address of principal executive offices)

(609) 987-1513
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 12, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

March 31, 2008
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$336,252
Receivables on Government Contracts	263,214
Other Current Assets	35,911

TOTAL CURRENT ASSETS	635,377

Patents and Trademarks	5,383
Less: Accumulated Amortization	(506)
4,877

PROPERTY AND EQUIPMENT
Equipment	14,625
Furniture and Fixtures	9,264
23,889

Less: Accumulated Depreciation	(12,197)

11,692

Deferred Tax Asset	61,200

TOTAL ASSETS	$713,146

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
(continued)

March 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Payroll and Payroll Taxes	$106,387
Accounts Payable	91,695

TOTAL CURRENT LIABILITIES	198,082

Long-term Liabilities	13,781

TOTAL LIABILITIES	211,863

REDEEMABLE SERIES C PREFERRED STOCK par value $.01 per share, authorized 150,000 shares,
issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450

SHAREHOLDERS’ EQUITY

Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024

Preferred Stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and
outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550

Preferred Stock, Series D, par value $.01 per share 690,000 shares authorized, issued and outstanding
(involuntary liquidation value - $1,518,000)	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding
31,766,753 shares	317,668

Capital in excess of par value	11,439,832

Accumulated Deficit	(11,357,141)

TOTAL SHAREHOLDERS’ EQUITY	420,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$713,146

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended,
	March 31, 2008	March 31, 2007
Revenues:

Contract Revenue	$651,282	$794,950

Cost of Sales	306,354	486,234

Gross Margin	344,928	308,716

Expenses:

Engineering	128,375	95,433
General and Administrative	194,795	153,038

Total Expenses	323,170	248,471

Income from Operations	21,758	60,245

Interest Income	1,495	-

Income Before Income Tax Expense	23,253	60,245

Income Tax Expense	12,500	29,630

Net Income	$10,753	$30,615

Basic and diluted earnings per share	$0.00	$0.00

Basic weighted average number of Shares outstanding	31,766,753	31,766,753

Diluted Weighted Average number of Shares outstanding	35,496,992	35,554,354

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flow From Operating Activities:
Net Income	$10,753	$30,615

Adjustments to reconcile Net Income to
net cash provided by Operating Activities:

Depreciation and Amortization	1,496	1,066
Deferred Tax Provision	9,300	19,100
Recognition of Stock Option Expense	9,164	-

Net Changes in Operating Assets and Liabilities
(Increase) Decrease in:

Receivables on Government Contracts	40,255	(46,924)
Other Current Assets	(32,374)	(17,705)

Increase (Decrease) in:
Accounts Payable	(125,850)	116,593
Accrued Payroll and Payroll Taxes	19,629	7,627
Other Accrued Expenses	(678)	26,783

Net Cash provided by (used in) Operating Activities	(68,305)	137,155

Net Increase (Decrease) in Cash and Cash Equivalents	(68,305)	137,155

Cash and Cash Equivalents, beginning of the period	404,557	229,459

Cash and Cash Equivalents, end of period	$336,252	$366,614

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2008
(UNAUDITED)

NOTE  1 – Basis of Presentation:

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2008, and the results of its operations and its cash flows for the three  months ended March 31, 2008 and 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – REDEEMABLE SERIES C PREFERRED STOCK

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock and is subject  to  redemption at the Company’s option at any time or at the option of the holder in the event of “organic changes” (as defined in the Certificate of Designation of the Series C Preferred Stock), such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets. The Company has historically interpreted this “organic change” to be outside its control.  Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder, and the holders of Redeemable Series C Preferred Stock will not be entitled to any further payment. The redemption price per share is $16.09.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2008
(UNAUDITED)

NOTE 3 – SHAREHOLDER’S EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK

Shares of Series B Preferred Stock are not entitled to any dividends. Each share of Series B Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per share of common stock to be received upon conversion.  Each share of the Series B Preferred Stock entitles the holder thereof to cast three votes on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Redeemable Series C Preferred Stock and before any payment is made upon the Company’s Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

CONVERTIBLE PREFERRED STOCK

Each share of the convertible preferred stock  is entitled to dividends when, as and if declared by the Board of Directors of the Company and in the event any dividend is payable to holders of the Company’s common stock, each share is entitled to receive a dividend equal to the amount of such common stock dividend multiplied by the number of shares of common stock into which each share of convertible preferred stock may be converted.  Each share of the convertible preferred stock can be redeemed at the Company’s option for $1.00 per share or can be converted into shares of the Company’s common stock.  Each share of convertible preferred stock is convertible into one share of common stock.  This conversion rate is subject to adjustment in certain circumstances.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to his or her redemption price once shareholders of Redeemable Series C Preferred Stock and Series B Preferred stock have been fully paid.

SERIES D PREFERRED STOCK

The Series D Preferred Stock provided for an annual cumulative dividend of $.10 per share.  The shares are not convertible into any other class of stock and are subject to redemption at the Company’s option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends.  Upon liquidation, dissolution or winding up of the Company, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Company’s Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to  $1.00 plus all unpaid cumulative dividends for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2008
(UNAUDITED)

During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at March 31, 2008.

NOTE 4 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows for the periods presented:

	Three Months Ended
	March 31, 2008	March 31, 2007

Net income applicable
to common Stockholders	$10,753	$30,615

Average basic
Shares outstanding	31,766,753	31,766,753

Assumed conversion
of preferred stock	3,562,299	3,562,299

Effect of dilutive
options and warrants	205,921	225,302

Average diluted
Shares outstanding	35,534,973	35,554,354

Net earnings per common share
basic and diluted	$0.00	$0.00

440,000 shares issuable upon exercise of options were excluded due to their anti-dilutive effect for the three months ended March 31, 2008.

No shares were excluded due to their anti-dilutive effect for the three months ended March 31, 2007.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2008
(UNAUDITED)

NOTE 5 – REVENUE RECOGNITION

The Company is engaged in contracts with the Federal Government to help fund the costs of certain research and development (R & D) activities as the Company attempts to develop certain technology to be utilized by the US Department of Defense.  The contracts are cost plus fixed fee contracts and the Company recognizes revenue under the contracts as it incurs reimbursable costs.  Each invoice to the federal government includes a component for the reimbursable direct costs and a portion of overhead and fixed fees.  The overhead and fixed fees are being billed to the government at the rate permitted by the Defense Contract Audit Agency.

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

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2008
(UNAUDITED)

Unbilled revenue reflects work performed, but not billed at the time, pending contractual requirements. As of   March 31, 2008, we had $0 of  unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of  March 31 2008, we had no advanced billings.

The Company does not currently have any other contracts with the federal government or any other entities that would require accounting for those contracts using the percentage-of-completion or completed contract methods of recognizing revenue.

NOTE 6 – INCOME TAX MATTERS

The Company routinely conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and actual results of operations, the Company decreased its net deferred tax assets by $9,300 during the quarter ended March 31, 2008.   Income tax expense includes expense associated with state tax liabilities.

NOTE 7 – SHARE BASE COMPENSATION

Incentive Stock Option Plan

Stock options were issued pursuant to an Incentive Stock Option Plan adopted by the Company in 1992. The ability to grant options under this plan expired in 2002.  Specific terms of the remaining options outstanding under this plan are set forth in individual stock option agreements.  Generally, the exercise price of the options is the market price of the Company’s stock on the date that the option was granted.

As of March 31, 2008, 361,818 options are still outstanding, fully vested and exercisable.

 2007 Stock Incentive Plan

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

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2008
(UNAUDITED)

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

On March 17, 2008, the Company issued options under the 2007 Incentive Plan to an employee to purchase an aggregate of 10,000 shares of common stock at an exercise price of  $.62 per share, the last sales price of  the Company’s common stock on the date of the grant.  The 10,000 share option issued to the Company employee  has a term of ten years and vests in  five equal annual installments over the five year period commencing on the date of grant.

In accordance with the recognition provision on SFAS No. 123(R) the Company recognized stock-based compensation expense of $9,164 for the quarter ended March 31, 2008, in the accompanying financial statements. No tax benefits were recognized related to this stock based compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007 Grants		2008 Grants
	3 year options	5 year options	5 year options
Expected Life	3	5	7.5
Expected volatility	80%	95%	122%
Risk-free interest rate	4.07%	4.44%	2.71

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2008
(UNAUDITED)

The expected life of options granted is based on each vesting period, respectively. The expected volatility is based on historical stock prices. The risk-free interest rate is determined using the U.S. Treasury bill rate at the time of grant. The Company has never paid a dividend, and as such the dividend yield is zero. The forfeiture rate is unknown.

As of  March 31, 2008, there were no options exercisable under the 2007 Stock Incentive Plan.

The aggregate intrinsic value of options outstanding at March 31, 2008 under the 2007 Stock Incentive Plan was approximately $162,755.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on March 31, 2008.  This amount changes based on the changes in the market value in Mikros Systems Corporation stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

There were a total of 440,000 unvested options under the 2007 Stock Incentive Plan at March 31, 2008, with a fair value of approximately $166,384  and approximately $147,908 to be recognized in expense as compensation is earned in future periods.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The adoption of this pronouncement on January 31, 2008 did not have an impact on the Company’s financial position, results of operations,  and related financial statement disclosures.

In December 2007, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-2 is finalized. The adoption of FASB Statement No. 157 and FSP FAS 157-2 had no impact on the Company’s financial statements at March 31, 2008.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2008
(UNAUDITED)

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company January 1, 2008.  The  adoption of SFAS No. 159 did not have any impact on the Company.

FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  FASB No. 141(R ) will impact accounting for business combinations after January 1, 2009.

In December 2007, the FASB issued statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect  FASB No. 160 to have a material impact on its financial statements.

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

NOTE 9 – SUBSEQUENT EVENTS

In May 2008 the Company was awarded two new contracts for follow-on work based on the AIRchitect-EMC wireless network design tool developed under the RWSE Phase II contract.  These are both pilot programs where the Navy is using AIRchitect-EMC to design shipboard wireless networks for LHD amphibious ships and CVN aircraft carriers.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovative Research (SBIR) grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

Overview

Our primary business focus is to pursue SBIR programs from the U.S. Department of Defense, Department of Homeland Security, and other governmental authorities, and to expand this Government funded research and development into products, services, and business areas of the Company.  Since 2002, we have been awarded a number of Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2008 and 2007.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Below is a brief description of certain of the material projects we are working on at this time.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

Originally designated as the Multiple Function Distributed Test and Analysis Tool (MFDAT), the Adaptive Diagnostic Electronic Programmable Test-Set (ADEPT®) began as a SBIR investigation in 2002.   We produced an operational, proof-of-concept, software demonstration/simulation model of an MFDAT system during Phase I of the program.

During Phase II, we produced a fully functioning, stand-alone prototype system capable of performing alignment and maintenance procedures on the AN/SPY-1 radar, which is part of the Navy’s Aegis Program. This system validated the concept of using an automated test tool with a data collection capability to reduce AN/SPY-1A alignment and calibration time.

We were directed to commercialize the MFDAT technology in support of AN/SPY-1 Readiness Initiatives, and our Navy customer has continued to fund ADEPT development through a series of contracts awarded in Phase III of the SBIR process.   We have reduced the size and weight of the initial design by half, and established manufacturing processes necessary to consistently produce the system in quantity.

Our engineers recently completed integration of a SPY-1 transmitter alignment tool developed by the radar’s manufacturer. This tool improves overall radar system performance and is expected to be invaluable tool for technicians aboard all Aegis ships, especially those supporting the Navy’s Ballistic Missile Defense (BMD) program.

ADEPT has been extensively tested by the Navy on land and at sea. The Navy has recently directed us to begin deploying ADEPT to its Regional Maintenance Centers (RMC) for additional evaluation.  We are also working with the Navy to identify and establish logistics support and training materials for the equipment.  These are all important steps required to support widespread fleet insertion. By September 2008, we expect to have delivered more than 20 ADEPT systems to the Navy.  Long-term plans call for installation of several ADEPT units per ship, resulting in the potential delivery of over 200 units.

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

Radar Wireless Spectral Efficiency

On May 1, 2006, we were awarded a follow-on SBIR Phase II contract valued at approximately $750,000 to investigate implications of installing WiFi networks on aircraft carriers (CVNs).  We developed the baseline version of the AIRchitect-EMC “interference-aware” wireless network design tool, which is designed to permit the Navy to optimize shipboard networks while avoiding interference between the network and mission-critical shipboard RF systems, such as radar and communications systems.

As part of this program, our engineers performed Wi-Fi propagation surveys aboard the aircraft carrier USS GEORGE WASHINGTON (CVN-73) and the amphibious assault ship USS BATAAN (LHD-5).  The empirical results from these surveys were used to refine the Wi-Fi signal propagation algorithms embedded in the Wireless Network Planning Tool prototype.  In March 2007, we measured the shipboard RF environment during actual at-sea operating conditions aboard the U.S. Navy amphibious assault ship USS KEARSARGE (LHD-3) during its underway exercise in the Atlantic Ocean near Norfolk, Virginia.

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

Additional Contracts

In October, 2007,  we were awarded an SBIR Phase I contract through SPAWAR.  This $100,000 effort  titled “Small Buoy for Energy Harvesting” will collaborate in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  This communication package is designed to allow submarines to communicate with the Battle Group while operating at speed and depth. Mikros is pursuing an SBIR Phase II follow-on contract with this customer. If awarded, Mikros could receive $750K or more to develop the technology further.

In May 2008, we were awarded two new contracts for follow-on work based on the AIRchitect-EMC wireless network design tool developed under the RWSE Phase II contract.  These are both pilot programs where the Navy is using AIRchitect-EMC to design shipboard wireless networks for LHD amphibious ships and CVN aircraft carriers.  If these programs are successful, we believe there are significant related future opportunities to apply AIRchitect-EMC more broadly as the Navy continues to expand wireless network deployments.

The first program is a subcontract to the Navy’s Classified Wireless Networks for Embedded Forces program, which is a pilot program run by PMW160 and funded by the Office of Naval Research Rapid Technology Transition program.  AIRchitect-EMC will be used to help design a shipboard network for use by USMC Marine Expeditionary Forces, and networks will be installed on two LHD ships.  This program is funded initially at $50,000 in 2008, with additional funding expected in 2009

The second program is funded directly by the Navy’s PMW750 CVN program office, and covers network design studies for the new aircraft carrier USS Gerald R. Ford.  This program is valued at $100,000 in 2008, and if successful may also result in additional funding in 2009.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  As of  March 31, 2008, there have been no changes to such critical accounting policies and estimates.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On  an on-going basis, we evaluate our estimates, including those related to bad debts, investments, recoverability of long-lived assets, income taxes, restructuring charges, if any, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Results of Operations

Three Months Ended March 31, 2008 and 2007

We generated revenues of $651,282 during the three months ended March 31, 2008 compared to $794,950 for the same period in 2007, a decrease  of  $143,668 or 18%.  The lower revenues in 2008 were primarily attributable to a reduction of subcontractor and material directs costs.  These costs are anticipated to be billed and recognized as revenue in subsequent quarters.   We continue to bid for and obtain SBIR contracts from the Federal Government.  Based on current backlog and outstanding bids, we expect revenue to increase in future periods.

Cost of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.   Cost of sales decreased $179,880 or 37% to $306,354 during the three months ended March 31, 2008 compared to $486,234 for the three months ended March 31, 2007.  The decrease resulted directly from  lower subcontractor and material contract costs during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

The substantial majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of  “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended March 31, 2008 were $128,375 compared to $95,433 for the three months ended  March 31, 2007, an increase of $32,942 or 35%.  The increase was due primarily to the additional fringe benefits and engineering travel, salaries, and consultant costs.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs,  professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the three months ended March 31, 2008 were $194,795 compared to $153,038 for the three months ended March 31, 2007, an increase of $41,757 or 27%.  The increase was due primarily to higher costs related to increased general and administrative salaries, bid and proposal salaries, additional legal, accounting and audit expenses, and $9,164 of non cash expenses related to stock option compensation as compared to $0 of such expenses the three months ended March 31, 2007.

We recorded an income tax provision of approximately $30,000 and $13,000 for the three months March 31, 2007 and 2008, respectively.  The income tax provision for the period ended March 31, 2007 was based upon our 2007 estimated effective annual tax rate of approximately 49.2%.  The income tax provision for the period ended March 31, 2008 is based upon our 2008 estimated effective annual tax rate of approximately 53.8%.  The difference between the federal statutory tax rate and the estimated effective tax rate in 2008 is primarily related to state taxes and other permanent book to tax differences.

The net income tax expense for the three months ended March 31, 2008 includes $3,300 of current state income taxes and a reduction to deferred tax assets associated with the federal net operating loss carryforwards in the amount of $9,200.

We generated $10,753 of net income during the three months ended March 31, 2008 as compared to  $30,615 during the three months ended March 31, 2007, a decrease of $19,862 or 65%.  The decrease in net income was due to a combination of a decrease in revenue and increases in engineering and fringe benefits costs associated with additional personnel and the retention of engineering consultant, and additional professional fees.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

For the three months ended March 31, 2008, net cash used by operations was $68,305 compared to $137,155 of cash provided by operations for the three months ended March 31, 2007.  The decrease was primarily the result of decreases in accounts payable and other accrued expenses and an increase in government receivables during the three months ended March 31, 2008.  We had working capital of $437,295 as of  March 31, 2008 as compared to working capital of $407,262 at December  31, 2007.  The increase was due primarily to the decrease in accounts payable of $125,850 which was offset by decreases  in cash and accounts receivable $108,560.

On November 16, 2006, we entered into a $50,000 revolving line of credit with Sun National Bank (the “Lender”) evidenced by a Promissory Note made by us in favor of the Lender.  The revolving line of credit will be available to us for two years.  On November 14, 2008, advances will no longer be available under the revolving line of credit.  At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule.  The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum.  Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate.  The loan is secured by substantially all of our assets pursuant to a Commercial Security Agreement (the “Security Agreement”) made by us in favor of the Lender and is guaranteed by Thomas J. Meaney, our President and Chief Financial Officer. There were no outstanding amounts under this line of credit at March 31, 2008 and 2007.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months.  We do not expect to incur any material capital expenditures during the next twelve months.

In order to pursue strategic opportunities, obtain additional SBIR contracts, or  acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities.   In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions.  There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that we will achieve profitability or positive cash flow. If we are unable to obtain additional adequate financing or enter into such business alliances when required, management will be required to curtail planned operations.

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,468.83, and is subject to an annual increase.

Off-Balance Sheet Arrangements

As of  March  31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of  March 31, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 17, 2008, we issued options under our 2007 Stock Incentive Plan to an employee to purchase  10,000 shares of common stock at an exercise price of  $.62 per share, the last sales price of  our common stock on the date of the grant.  The options have a term of ten years and vest in  five equal annual installments over the five year period commencing on the date of grant.  The options were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.  Exhibits

Exhibit 31.1
Certification of principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted  pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Date: May 15, 2008	By:	/s/ Thomas J. Meaney
Thomas J. Meaney
President, (Principal Executive Officer and
Principal Financial Officer)