Form 10-Q
period 2008-06-30
MIKROS SYSTEMS CORP
filed 2008-08-13
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to_____.

Commission File Number: 000-14801

Mikros Systems Corporation
(Exact name of registrant as specified in its charter)

Delaware	14-1598200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Alexander Road, Building Two, Suite 208, Princeton, New Jersey 08540
(Address of principal executive offices)

(609) 987-1513
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 12, 2008.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$468,873	404,557
Receivables on Government Contracts	295,079	303,469
Other Current Assets	38,262	17,547

TOTAL CURRENT ASSETS	802,214	725,573

Patents and Trademarks	5,383	5,383
Less: Accumulated Amortization	(591)	(422)
	4,792	4,961

PROPERTY AND EQUIPMENT
Equipment	14,625	14,625
Furniture and Fixtures	9,264	9,264
	23,889	23,889

Less: Accumulated Depreciation	(13,430)	(10,786)

	10,459	13,103

Deferred Tax Asset	30,757	70,500

TOTAL ASSETS	$848,222	814,137

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
(continued)

	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Payroll and Payroll Taxes	$103,689	$86,757
Accounts Payable and Accrued Expenses	180,883	217,545
Taxes Payable	4,249	14,009

TOTAL CURRENT LIABILITIES	288,821	318,311

Long-term Liabilities	13,103	14,460

TOTAL LIABILITIES	301,924	332,771

REDEEMABLE SERIES C PREFERRED STOCK par value $.01 per share, authorized 150,000 shares,
Issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

SHAREHOLDERS’ EQUITY

Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred Stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and
outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred Stock, Series D, par value $.01 per share 690,000 shares authorized, issued and outstanding
(involuntary liquidation value - $1,518,000)	6,900	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding
31,766,753 shares	317,668	317,668

Capital in excess of par value	11,450,482	11,430,668

Accumulated Deficit	(11,322,776)	(11,367,894)

TOTAL SHAREHOLDERS’ EQUITY	465,848	400,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$848,222	$814,137

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended,		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:

Contract Revenue	$1,062,832	$844,935	$1,714,114	$1,639,885

Cost of Sales	617,672	520,246	924,026	1,006,480

Gross Margin	445,160	324,689	790,088	633,405

Expenses:

Engineering	157,055	96,271	285,430	191,704
General & Administrative	210,801	157,540	405,597	310,749

Total Expenses	367,856	253,811	691,027	502,453

Income from Operations	77,304	70,878	99,061	130,952

Other Income: Interest	695	2,419	2,191	2,589

Income Before Income Tax Expense	77,999	73,297	101,252	133,541

Income Tax Expense (Benefit)	43,633	(46,700)	56,133	(17,070)

Net Income	$34,366	$119,997	$45,119	$150,611

Basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of Shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted Weighted Average number of Shares outstanding	35,231,234	35,449,489	35,237,012	35,453,895

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flow From Operating Activities:
Net Income	$45,119	$150,611

Adjustments to reconcile Net Income to
net cash provided by Operating Activities:

Depreciation and Amortization	2,813	2,323
Deferred Tax Provision (Benefit)	39,743	(34,100)
Recognition of Stock Option Expense	19,813	-

Net Changes in Operating Assets and Liabilities
(Increase) Decrease in:

Receivables on Government Contracts	8,390	(186,995)
Other Current Assets	(20,715)	(19,885)

Increase (Decrease) in:
Accounts Payable	(83,462)	109,711
Accrued Payroll and Payroll Taxes	16,932	10,594
Other Accrued Expenses	35,683	22,137

Net Cash provided by Operating Activities	64,316	54,396

Cash Flow from Investing Activities:

Purchase of Furniture and Fixtures	-	(9,264)

Net Cash used in Investing Activities	-	(9,264)

Net Increase in Cash and Cash Equivalents	64,316	45,132

Cash and Cash Equivalents, beginning of the period	404,557	229,459

Cash and Cash Equivalents, end of period	$468,873	$274,591

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – Basis of Presentation:

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”),  pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – REVENUE RECOGNITION

The Company is engaged in research and development contracts with the Federal Government to develop certain technology to be utilized by the US Department of Defense. The contracts are cost plus fixed fee contracts and the Company accounts for these contracts within the scope of Chapter 11 of Accounting Research Bulletin No. 43, Government Contracts or Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts using the percentage-of -completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long term contract.

The Company generally uses a variation of the cost to cost method to measure progress for all long term contracts unless it believes another method more clearly measures progress towards completion of the contract.

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.

Unbilled revenue reflects work performed, but not billed at the time, pending contractual requirements. As of  June 30, 2008, we had $0 of unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of June 30, 2008, we had no advanced billings.

NOTE 3 – REDEEMABLE SERIES C PREFERRED STOCK

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock and is subject to redemption at the Company’s option at any time or at the option of the holder in the event of certain “organic changes” (as defined in the Certificate of Designation of the Series C Preferred Stock), such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets. The Company has historically interpreted this “organic change” to be outside its control.  Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder, and the holders of Redeemable Series C Preferred Stock will not be entitled to any further payment. The redemption price per share is $16.09.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 June 30, 2008
(UNAUDITED)

NOTE 4 – SHAREHOLDER’S EQUITY

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

CONVERTIBLE PREFERRED STOCK

Each share of convertible preferred stock is entitled to dividends when, as and if declared by the Board of Directors of the Company and in the event any dividend is payable to holders of the Company’s common stock, each share is entitled to receive a dividend equal to the amount of such common stock dividend multiplied by the number of shares of common stock into which each share of convertible preferred stock may be converted.  Each share of the convertible preferred stock can be redeemed at the Company’s option for $1.00 per share or can be converted into shares of the Company’s common stock.  Each share of convertible preferred stock is convertible into one share of common stock.  This conversion rate is subject to adjustment in certain circumstances.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to his or her redemption price after holders of Redeemable Series C Preferred Stock and Series B Preferred stock have been paid in full.

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

During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at June 30, 2008.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 June 30, 2008
(UNAUDITED)

NOTE 5 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income applicable
to common Stockholders	$34,366	$119,997	$45,119	$150,611

Average basic
shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Assumed conversion
of preferred stock	3,307,299	3,562,299	3,307,299	3,562,299

Effect of dilutive
Options	157,182	254,675	162,960	241,818

Average diluted
shares outstanding	35,231,234	35,449,489	35,237,012	35,453,895

Net earnings per common share
basic and diluted	$0.00	$0.00	$0.00	$0.00

440,000 shares issuable upon exercise of options were excluded from calculating diluted earnings per share due to their anti-dilutive effect for the three and six months ended June 30, 2008.

No options had an anti-dilutive effect, thus none were excluded for purposes of calculating diluted earnings per share for the three and six months ended June 30, 2007.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 June 30, 2008
(UNAUDITED)

NOTE 6 – INCOME TAX MATTERS

The Company routinely conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and actual results of operations, the Company decreased its net deferred tax assets by $39,743 during the six months ended June 30, 2008.   Income tax expense includes expense associated with state tax liabilities.

NOTE 7 – SHARE BASED COMPENSATION

Incentive Stock Option Plan

Stock options were issued pursuant to an Incentive Stock Option Plan adopted by the Company in 1992.  This plan provided for ten-year options to purchase up to 2,000,000 shares of Common Stock at a price equal to the market price of the shares on date of grant, exercisable at the cumulative rate of 25% per annum. The ability to grant options under this plan expired in 2002.  Specific terms of the remaining options outstanding under this plan are set forth in individual stock option agreements.

As of June 30, 2008, 361,818 options granted under this plan are still outstanding, fully vested and exercisable.

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

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 June 30, 2008
(UNAUDITED)

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

On October 3, 2007, the Company issued options under our 2007 Stock Incentive Plan to certain of its employees, officers, directors, advisors and consultants to purchase an aggregate of 430,000 shares of common stock at an exercise price of $.55 per share, the last sales price of the Company’s common stock on the date of grant.  The 125,000 options issued to the Company’s directors have a term of ten years and vest in three equal annual installments over the three year period commencing on the date of grant. The 305,000 options issued to the Company’s employees, officers, advisors and consultants have a term of ten years and vest in five equal annual installments over the five year period commencing on the date of grant.

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

In accordance with the recognition provisions of  SFAS No. 123(R) the Company recognized stock-based compensation expense of $10,650 and $19,813 for the three and six months periods ended June 30, 2008, in the accompanying financial statements. No tax benefits were recognized related to this stock-based compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007 Grants		2008 Grants
	3 year vesting options	5 year vesting options	5 year vesting options
Expected Life	3	5	7.5
Expected volatility	80%	95%	122%
Risk-free interest rate	4.07%	4.24%	2.71%

The expected life of options granted is based on each vesting period, respectively. The expected volatility is based on historical stock prices. The risk-free interest rate is determined using the U.S. Treasury bill rate at the time of grant. The Company has never paid a dividend, and as such the dividend yield is zero. The forfeiture rate is $0.

As of June 30, 2008, there were no options exercisable under the 2007 Stock Incentive Plan.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 June 30, 2008
(UNAUDITED)

The aggregate intrinsic value of options outstanding June 30, 2008 under the 2007 Stock Incentive Plan was approximately $0 because the exercise price exceeded the market value.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on June 30, 2008.  This amount changes based on the changes on the market value of the Company’s common stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

There were a total of 440,000 unvested options under the 2007 Stock Incentive Plan at June 30, 2008, with a fair value of approximately $166,000 and approximately $139,000 to be recognized in expense as compensation in future periods.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The adoption of this pronouncement on January 1, 2008 did not have an impact on the Company’s financial position, results of operations, and related financial statement disclosures.

In December 2007, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-2 is finalized. The adoption of FASB Statement No. 157 and FSP FAS 157-2 had no impact on the Company’s financial statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 June 30, 2008
(UNAUDITED)

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 was effective for the Company January 1, 2008.  The adoption of SFAS No. 159 did not have any impact on the Company.

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

In December 2007, the FASB issued statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect  FASB No. 160 to have a material impact on its financial statements.

In December 2007, Staff Accounting Bulletin No. 110 (SAB 110) was issued.  It amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008. The adoption of  SAB 110 did not have a material impact on the Company’s financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Position and Results of Operations

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

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2008 and 2007.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

Our engineers recently completed integration of a SPY-1 transmitter alignment tool developed by the radar’s manufacturer. This tool improves overall radar system performance and is expected to be an invaluable tool for technicians aboard all Aegis ships, especially those supporting the Navy’s Ballistic Missile Defense (BMD) program.

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

Additional Contracts

In October, 2007, we were awarded an SBIR Phase I contract through SPAWAR.  This $100,000 effort titled “Small Buoy for Energy Harvesting” will collaborate in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  This communication package is designed to allow submarines to communicate with the Battle Group while operating at speed and depth. We are pursuing an SBIR Phase II follow-on contract with this customer. If awarded,  we could receive $750,000 or more to further develop this technology.

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

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace.  This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone carriers, and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products such as ADEPT we will develop key relationships with prime defense system contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

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

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to Department of Defense customers and contractors as well as developing potential commercial applications.  For example, we recently entered into a memorandum of understanding with a global provider of telecommunications equipment and related services pursuant to which we will assist the global provider in marketing its products to the DoD.  Building off of our successful SBIR Phase I contract to develop self-powered ocean buoys, we are collaborating with Ocean Power Technologies, Inc. in pursuing additional opportunities with the DoD and other defense contractors.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  As of June 30, 2008, there have been no changes to such critical accounting policies and estimates.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

We generated revenues of $1,062,832 during the three months ended June 30, 2008 compared to $844,935 for the same period in 2007, an increase of $217,897 or 25.8%.  The higher revenues in 2008 were primarily attributable to two additional contracts and an increase in direct labor and material directs costs.  These costs were billed and recognized as revenue.

Cost of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of sales increased $97,426 or 18.7% to $617,672 during the three months ended June 30, 2008 compared to $520,246 for the three months ended June 30, 2007.  The increase resulted directly from higher direct labor and material costs in 2008 and offset by reductions in other direct contract costs.

The substantial majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended June 30, 2008 were $157,055 compared to $96,271 for the three months ended June 30, 2007, an increase of $60,784 or 63%.  The increase was due primarily to the additional fringe benefits, engineering salaries, and incentive compensation costs.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the three months ended June 30, 2008 were $210,801 compared to $157,540 for the three months ended June 30, 2007, an increase of $53,261 or 33.8%.  The increase in 2008 was due primarily to the addition of IR&D salaries and related costs, increased professional fees, incentive compensation costs, and $11,000 non cash expenses related to stock option compensation.

We recorded an income tax provision/ (benefit) of approximately $43,633 and $(46,700) for the three months June 30, 2008 and 2007, respectively.  The income tax provision for the three months ended June 30, 2008 was based upon our 2008 estimated effective annual tax rate of approximately 56.13%.  The difference between the federal statutory tax rate and the estimated effective tax rate in 2008 is primarily related to state taxes and other permanent book to tax differences.

The net income tax expense for the three months ended June 30, 2008 includes $13,190 of current state income taxes and a decrease in the deferred tax assets associated with the federal net operating loss carryforwards in the amount of $30,443.

We generated $34,366 of net income during the three months ended June 30, 2008 as compared to $119,997 during the three months ended June 30, 2007, a decrease of $85,631 or 71.4%.  The decrease in net income was due to additional engineering salaries, additional professional fees, stock option compensation expenses, and incentive compensation costs and the reduction of net deferred tax assets.

Six Months Ended June 30, 2008 and 2007

We generated revenues of $1,714,114 during the six months ended June 30, 2008 compared to $1,639,885 for the same period in 2007, a increase of $74,229 or 4.5%.  The higher revenues in 2008 were primarily attributable to two additional contracts and an increase in direct labor costs which were billed and recognized as revenue.

Cost of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of sales decreased $82,455 or 8.2% to $924,026 during the six months ended June 30, 2008 compared to $1,006,481 for the six months ended June 30, 2007.  The decrease resulted from lower subcontractor and direct other contract costs during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

The substantial majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the six months ended June 30 , 2008 were $285,430 compared to $191,704 for the six months ended June 30, 2007, an increase of $93,726 or 49%.  The increase was due primarily to the additional fringe benefits, engineering travel, salaries, consultant costs and incentive compensation costs

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the six months ended June 30, 2008 were $405,597 compared to $310,749 for the six months ended June 30, 2007, an increase of $94,848 or 30.5%.  The increase was due primarily to higher costs related to increased general and administrative salaries, bid and proposal salaries and related costs, additional legal, accounting and audit expenses, and approximately $20,000 of non cash expenses related to stock option compensation as compared to the six months ended June 30, 2008.

We recorded an income tax provision/ (benefit) of approximately $56,133 and $(17,070) for the six months June 30, 2008 and 2007, respectively.   The income tax provision for the period ended June 30, 2008 is based upon our 2008 estimated effective annual tax rate of approximately 56.13%.  The difference between the federal statutory tax rate and the estimated effective tax rate in 2008 is primarily related to state taxes and other permanent book to tax differences.

The net income tax expense for the six months ended June 30, 2008 includes $16,390 of current state income taxes and a decrease in the deferred tax assets associated with the federal net operating loss carryforwards in the amount of $39,743.

We generated $45,119 of net income during the six months ended June 30, 2008 as compared to $150,611 during the six months ended June 30, 2007, a decrease of $105,492 or 70%.  The decrease in net income was due to a combination of increases in engineering and fringe benefits costs associated with additional incentive compensation costs, additional professional fees, and IR &D costs, and an increase of Income Tax Expense.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2008, net cash provided  by operations was $64,316 compared to $54,396 during the six months ended June 30, 2007.  The increase was primarily the result of an increase in other accrued expenses and a decrease in government receivables during the six months ended June 30, 2008.  We had working capital of $513,393 as of June 30, 2008 as compared to working capital of $407,261 at December 31, 2007.  The increase was due primarily to decreases in accounts payable and accrued taxes of $93,000 and increases in cash of $64,000 and prepaid insurance of $21,000 which were offset by an increase in incentive compensation and payroll liability of $64,000.

On November 16, 2006, we entered into a $50,000 revolving line of credit with Sun National Bank (the “Lender”) evidenced by a Promissory Note made by us in favor of the Lender.  The revolving line of credit will be available to us for two years.  On November 14, 2008, advances will no longer be available under the revolving line of credit.  At that time, the then outstanding principal balance will be converted into a five-year term loan with payments based on a five-year amortization schedule.  The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum.  Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate.  The loan is secured by substantially all of our assets pursuant to a Commercial Security Agreement (the “Security Agreement”) made by us in favor of the Lender and is guaranteed by Thomas J. Meaney, our President and Chief Financial Officer. There were no outstanding amounts under this line of credit at June 30, 2008 and 2007.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months.  We do not expect to incur any material capital expenditures during the next twelve months.

In order to pursue strategic opportunities, obtain additional SBIR contracts, or acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities.  In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions.  There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that any such transaction will achieve profitability or positive cash flow.

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,468.83, and is subject to an annual increase.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.   Exhibits

Exhibits 31.1
Certification of principal executive officer and principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibits 32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

August 13, 2008	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President, (Principal Executive Officer and Principal Financial Officer)