Form 10-Q
period 2008-09-30
MIKROS SYSTEMS CORP
filed 2008-11-14
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 12, 2008.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(UNAUDITED)

	September 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$534,139	404,557
Receivables on Government Contracts	263,218	303,469
Other Current Assets	27,718	17,547

TOTAL CURRENT ASSETS	825,075	725,573

Patents and Trademarks	5,383	5,383
Less: Accumulated Amortization	(675)	(422)
	4,708	4,961

PROPERTY AND EQUIPMENT
Equipment	14,625	14,625
Furniture and Fixtures	9,264	9,264
	23,889	23,889

Less: Accumulated Depreciation	(14,489)	(10,786)

	9,400	13,103

Deferred Tax Asset	9,672	70,500

TOTAL ASSETS	$848,855	814,137

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
(continued)

	September 30 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Payroll and Payroll Taxes	$99,768	$86,757
Accounts Payable and Accrued Expenses	151,886	217,545
Taxes Payable	7,258	14,009

TOTAL CURRENT LIABILITIES	258,912	318,311

Long-term Liabilities	12,280	14,460

TOTAL LIABILITIES	271,192	332,771

REDEEMABLE SERIES C PREFERRED STOCK par value $.01 per share, authorized 150,000 shares,
Issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

SHAREHOLDERS’ EQUITY

Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred Stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and
outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred Stock, Series D, par value $.01 per share 690,000 shares authorized, issued and outstanding
(involuntary liquidation value - $1,518,000)	6,900	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding
31,766,753 shares	317,668	317,668

Capital in excess of par value	11,460,382	11,430,668

Accumulated Deficit	(11,301,311)	(11,367,894)

TOTAL SHAREHOLDERS’ EQUITY	497,213	400,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$848,855	$814,137

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended,		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Contract Revenue	$822,764	$663,256	$2,536,878	$2,303,142

Cost of Sales	439,361	362,232	1,363,387	1,368,713

Gross Margin	383,403	301,024	1,173,491	934,429

Expenses:

Engineering	144,897	117,528	430,327	309,232
General & Administrative	183,225	158,698	588,823	469,447

Total Expenses	328,122	276,226	1,019,150	778,679

Income from Operations	55,281	24.798	154,341	155,750

Other Income: Interest	327	1,570	2,519	4,160

Income Before Income Tax Expense	55,608	26,368	156,860	159,910

Income Tax Expense (Benefit)	34,144	12,572	90,277	(4,498)

Net Income	$21,464	$13,796	$66,583	$164,408

Basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of Shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted Weighted Average number of Shares outstanding	35,206,602	35,598,562	35,227,984	35,589,175

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash Flow From Operating Activities:
Net Income	$66,583	$164,408

Adjustments to reconcile Net Income to
net cash provided by Operating Activities:

Depreciation and Amortization	3,956	3,720
Deferred Tax Provision (Benefit)	60,828	(28,700)
Stock Option Expense	29,714	-

Net Changes in Operating Assets and Liabilities
(Increase) Decrease in:

Receivables on Government Contracts	40,251	(13,228)
Other Current Assets	(10,171)	(10,476)

Increase (Decrease) in:
Accounts Payable	(137,959)	17,711
Accrued Payroll and Payroll Taxes	13,011	5,068
Other Accrued Expenses	63,369	6,176

Net Cash provided by Operating Activities	129,582	144,679

Cash Flow from Investing Activities:

Purchase of Furniture and Fixtures	-	(9,264)

Net Cash used in Investing Activities	-	(9,264)

Net Increase in Cash and Cash Equivalents	129,582	135,415

Cash and Cash Equivalents, beginning of the period	404,557	229,459

Cash and Cash Equivalents, end of period	$534,139	$364,874

See Accompanying Notes to Unaudited Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

NOTE 1 – Basis of Presentation:

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of  September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of  September 30, 2008, we had $0 of unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of  September 30, 2008, we had no advanced billings.

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

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 September  30, 2008
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

CONVERTIBLE PREFERRED STOCK

Each share of convertible preferred stock is entitled to dividends when, as and if declared by the Board of Directors of the Company and in the event any dividend is payable to holders of the Company’s common stock, each share is entitled to receive a dividend equal to the amount of such common stock dividend multiplied by the number of shares of common stock into which each share of convertible preferred stock may be converted.  Each share of the convertible preferred stock can be redeemed at the Company’s option for $1.00 per share or can be converted into shares of the Company’s common stock.  Each share of convertible preferred stock is convertible into one share of common stock.  This conversion rate is subject to adjustment in certain circumstances.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to his or her redemption price ($255,000 in total) after holders of Redeemable Series C Preferred Stock and Series B Preferred stock have been paid in full.

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

During January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at  September 30, 2008.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September  30, 2008
(UNAUDITED)

NOTE 5 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income applicable
to common Stockholders	$21,464	$13,796	$66,583	$164,408

Average basic
shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Assumed conversion
of preferred stock	3,307,299	3,562,299	3,307,299	3,562,299

Effect of dilutive
options	132,550	269,510	153,932	260,123

Average diluted
shares outstanding	35,206,602	35,598,562	35,227,984	35,589,175

Net earnings per common share
basic and diluted	$0.00	$0.00	$0.00	$0.00

440,000 shares issuable upon exercise of options were excluded from calculating diluted earnings per share due to their anti-dilutive effect for the three and nine months ended September 30, 2008.

No options had an anti-dilutive effect, thus none were excluded for purposes of calculating diluted earnings per share for the three and nine months ended September 30, 2007.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 September  30, 2008
(UNAUDITED)

NOTE 6 – INCOME TAX MATTERS

The Company routinely conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and actual results of operations, the Company decreased its net deferred tax assets by $60,828 during the nine months ended September 30, 2008.   Income tax expense includes expense associated with state tax liabilities.

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

As of  September 30, 2008, 361,818 options granted under this plan are outstanding, fully vested and exercisable.

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

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 September  30, 2008
(UNAUDITED)

Upon the occurrence of a “reorganization event”, defined as the merger of the Company with or into another corporation as a result of which the Company’s common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of the Company’s common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.

On October 3, 2007, the Company issued options under the Plan to certain of its employees, officers, directors, advisors and consultants to purchase an aggregate of 430,000 shares of common stock at an exercise price of $.55 per share, the last sales price of the Company’s common stock on the date of grant.  The 125,000 options issued to the Company’s directors have a term of ten years and vest in three equal annual installments over the three year period commencing on the date of grant. The 305,000 options issued to the Company’s employees, officers, advisors and consultants have a term of ten years and vest in five equal annual installments over the five year period commencing on the date of grant.

On March 17, 2008, the Company issued options under the Plan to an employee to purchase an aggregate of 10,000 shares of common stock at an exercise price of $.62 per share, the last sales price of the Company’s common stock on the date of the grant.  The 10,000 share option issued to the Company employee has a term of ten years and vests in five equal annual installments over the five year period commencing on the date of grant.

In accordance with the recognition provisions of  SFAS No.123(R), the Company recognized stock-based compensation expense of  $9,900 and $29,700 for the three and nine months periods ended September 30, 2008, respectively, in the accompanying financial statements. No tax benefits were recognized related to this stock-based compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007 Grants	2007 Grants	2008 Grants
	3 year vesting options	5 year vesting options	5 year vesting options
Expected Life	3	5	7.5
Expected volatility	80%	95%	122%
Risk-free interest rate	4.07%	4.24%	2.71%

The expected life of options granted is based on each vesting period, respectively. The expected volatility is based on historical stock prices. The risk-free interest rate is determined using the U.S. Treasury bill rate at the time of grant. The Company has never paid a dividend, and as such the dividend yield is zero. The forfeiture rate is 0.

As of  September 30, 2008, there were no options exercisable under the Plan.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 September  30, 2008
(UNAUDITED)

The aggregate intrinsic value of options outstanding September 30, 2008 under the 2007 Stock Incentive Plan was $0 because the exercise price exceeded the market value.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on September 30, 2008. This amount changes based on the changes on the market value of the Company’s common stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

There were a total of 440,000 unvested options under the Plan at September 30, 2008, with a fair value of approximately $166,000 and approximately $129,000  to be recognized in expense as compensation in future periods.

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

In December 2007, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements before FSP 157-2 was finalized. The adoption of FASB Statement No. 157 and FSP FAS 157-2 had no impact on the Company’s financial statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 September  30, 2008
(UNAUDITED)

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s  September 30, 2008 financial statements.  The application of the provision of FSP 157-3 did not materially affect the Company’s consolidated financial condition or results of operations as of and for the three and nine months ended September 30, 2008.

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

FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  FASB No. 141(R ) will impact accounting for any business combinations after January 1, 2009.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

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

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2008 and 2007.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

In  September 2008, we were  awarded an $800,000 contract from the Naval Surface Weapons Center, Port Hueneme Division (NSWC PHD) for eight additional ADEPT units and logistics development work. This contract provides for continued deliveries of ADEPT systems and the finalization of various ADEPT logistics elements required for fleet fielding. The contract follows successful integration of the AN/SPY-1 Transmitter Alignment Tool (STAT) into ADEPT and the completion of additional testing of ADEPT at the Combat System Engineering Development Site (CSEDS) facility in Moorestown, NJ.

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

In May, 2007, we were awarded SBIR Phase II funding through Space and Naval Warfare Systems Command (SPAWAR), located in San Diego, California.  This $750,000 effort is a spin off of work performed under the SBIR topic entitled Radar Wireless Spectral Efficiency (RWSE).  This SBIR Phase II effort, entitled "Kill Chain Vulnerability Analysis Tool", focuses on the interaction between tactical data links and interferers such as hostile jammers.  We are working closely with engineers from the Naval Air Warfare Center Weapons Division (NAWCWD), located in China Lake, California, on this project.  NAWCWD, a division of Naval Air Systems Command (NAVAIR), is responsible for "Arming the Fleet". The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

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

Additional Contracts

In October 2007, we were awarded an SBIR Phase I contract through SPAWAR.  This $100,000 effort titled “Small Buoy for Energy Harvesting” will collaborate in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  This communication package is designed to allow submarines to communicate with the Battle Group while operating at speed and depth.  This contract was structured as a base effort worth $70,000, and an option worth $30,000.  The option was exercised on October 30, 2008, and we are pursuing an SBIR Phase II follow-on contract with this customer. If awarded, we could receive $750,000 or more to further develop this technology.

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

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace.  This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone carriers, and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense system contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In 2008, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning the company to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating sales of our ADEPT product.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S.Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  As of  September 30, 2008, there have been no changes to such critical accounting policies and estimates.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

We generated revenues of $822,764 during the three months ended September 30, 2008 compared to $663,256 for the same period in 2007, an increase of  $159,508 or 24.1%.  The higher revenues in 2008 were primarily attributable to two additional contracts and an increase in subcontracts costs.  These costs were billed and recognized as revenue.

Cost of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of sales for the three months ended September 30, 2008 were $439,361, an increase of $77,129 or 21.3% compared to $362,232 for the three months ended September  30, 2007.  The increase is attributable to the additional contracts in 2008.

The substantial majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended September  30, 2008 were $144,897 compared to $117,528 for the three months ended September  30, 2007, an increase of  $27,369 or 23.3%.  The increase was due primarily to an increase in indirect engineering labor charges and incentive compensation costs accrued.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the three months ended September 30, 2008 were $183,225 compared to $158,698 for the three months ended September  30, 2007, an increase of  $24,527 or 15.5%.  The increase in 2008 was due primarily to an increase in general and administrative labor charges, state tax expense, incentive compensation costs, and non cash expenses related to stock option compensation.

We recorded  income tax expense of approximately $34,144 and $12,572 for the three months September 30, 2008 and 2007, respectively.  The income tax expense for the three months ended September 30, 2008 was based upon our 2008 estimated effective annual tax rate of approximately 57%. The difference between the federal statutory tax rate and the estimated effective tax rate in 2008 is primarily related to state taxes and other permanent book to tax differences.

The net income tax expense for the three months ended September 30, 2008 includes $13,059 current state income taxes and an decrease in the deferred tax assets associated with the federal net operating loss carryforwards in the amount of  $21,085.

We generated $21,464 of net income during the three months ended September 30, 2008 as compared to $13,796 during the three months ended September 30, 2007, a increase of $7,668 or 55.6%.  The increase in net income was attributable to the additional contracts in 2008.

Nine Months Ended September 30, 2008 and 2007

We generated revenues of $2,536,878 during the nine months ended September 30, 2008 compared to $2,303,142 the same period in 2007, a increase of $233,736 or 10.2%.  The higher revenues in 2008 were primarily attributable to six active contracts in 2008 versus only five contracts in 2007.

Cost of sales decreased by $5,326 or  0.4% to $1,363,387 during the nine months ended September 30, 2008 compared to $1,368,713 for the nine months ended  September 30, 2007.  This is primarily due to changes in the mix of direct costs in 2008.  Specifically, in 2008 we incurred less subcontract costs but more material costs required by the contracts.

Engineering costs for the nine months ended September 30, 2008 were $430,327 compared to $309,232 for the nine months ended  September 30, 2007, an increase of $121,095 or 39.2%.  The increase was due primarily to the additional payroll taxes on increased salaries, additional indirect engineering labor charges, and accrual of incentive compensation costs.

General and administrative costs for the nine months ended September  30, 2008 were $588,823 compared to $469,447 for the nine months ended  September  30, 2007, an increase of $119,376 or 25.4%.  The increase was due primarily to the addition of  Independent Research and Development (IR&D) labor charges, bid and proposal expenses, general and administrative labor charges, incentive compensation costs, and non cash expenses related to stock option compensation.

We recorded an income tax expense/(benefit) of approximately $90,277 and $(4,498) for the nine months September 30, 2008 and 2007, respectively.   The income tax provision for the period ended September 30, 2008 is based upon our 2008 estimated effective annual tax rate of approximately 57%.  The difference between the federal statutory tax rate and the estimated effective tax rate in 2008 is primarily related to state taxes and other permanent book to tax differences.  The net income tax expense for the nine months ended September 30, 2008 includes $29,449 of current state income taxes and a decrease in the deferred tax assets associated with the federal net operating loss carryforwards in the amount of $60,828.

We generated $66,583 of net income during the nine months ended September 30, 2008 as compared to $164,408 during the nine months ended September 30, 2007, a decrease of $97,825 or 59.5%.  The decrease in net income was due to a combination of increases in engineering and fringe benefits costs and   additional incentive compensation costs, additional professional fees, the addition of  IR&D costs, and an increase in income tax expense.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2008, net cash provided  by operations was $129,582 compared to $144,679 during the nine months ended September  30, 2007.  The decrease in 2008 was  primarily a timing issue associated with payment from the government billings.  We had working capital of $566,163 as of September 30, 2008 as compared to working capital of $407,261 at December 31, 2007.  The $158,902 increase was due primarily to decreases in accounts payable and accrued taxes of $145,000, and increases in cash of $130,000 and prepaid insurance of $10,000 which were offset by an increase in incentive compensation and payroll liability of $82,000.

On November 16, 2006, we entered into a $50,000 revolving line of credit with Sun National Bank (the “Lender”) evidenced by a Promissory Note made by us in favor of the Lender.  The revolving line of credit will be available to us for two years.  On November 14, 2008, advances will no longer be available under the revolving line of credit.  At that time, the then outstanding principal balance, if any,  will be converted into a five-year term loan with payments based on a five-year amortization schedule.  The term loan will be payable in 60 equal monthly installments and be due in full on November 14, 2013. During the first five months of the revolving line of credit, any outstanding principal balance will bear interest at 5.99% per annum.  Thereafter, any outstanding principal balance will bear interest equal to the Sun National Bank Prime Rate.  The loan is secured by substantially all of our assets pursuant to a Commercial Security Agreement (the “Security Agreement”) made by us in favor of the Lender and is guaranteed by Thomas J. Meaney, our President and Chief Financial Officer. There were no outstanding amounts under this line of credit at September 30, 2008 and 2007.

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

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,612.75, and is subject to an annual increase.

Off-Balance Sheet Arrangements

As of  September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

November 14, 2008	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President, (Principal Executive Officer and Principal Financial Officer)