Form 10-K
period 2008-12-31
MIKROS SYSTEMS CORP
filed 2009-03-30
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____to____.

Commission file number: 000-14801

MIKROS SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1598200
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

707 Alexander Road, Suite 208, Princeton, New Jersey, 08540
      (Address of Principal Executive Offices) (Zip Code)

609-987-1513
Registrant’s Telephone Number, including area code:

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter,  based on the last sales price of the issuer’s common stock as reported on the OTCBB was $3,541,640.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 24, 2009, 31,766,753 shares of the registrant's common stock were outstanding.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research (SBIR) grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 6 of this report and “Item 7 - Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.   Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.

ITEM 1.  BUSINESS.

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

History of the Company

Founded in 1978 in Albany, New York, Mikros was formed to leverage the microprocessor advancements coming out of the nearby General Electric Research and Development Center into state-of-the-art digital signal processing applications for the defense industry.  We specialized in developing technology and products advancing the state of military RF (radio frequency or wireless) and underwater data communications.  Through several U.S.  SBIR awards in the early 1990s, we developed and fielded the AN/USQ-120 Multi-Frequency Link-11 Data Terminal Set still in use today by the U.S. Navy.

In the mid 1990s, we began shifting our core business area away from military communication applications to the rapidly expanding commercial wireless communications arena.  Our advanced Digital Signal Processing (DSP) technology base and core competencies enabled us to develop unique, proprietary technology, high-speed data broadcasting techniques utilizing the commercial AM and FM radio spectrum.  In 1998, we sold our military communications business to an unrelated third party.

Due to expanding cellular and satellite communications technologies, market demand for commercial wireless data broadcasting (one-way communication) applications never fully materialized. Upon expiration of our non-compete restrictions imposed by the 1998 sale of our military communications business, we shifted our focus back to research and development for military electronic systems.  Our past successes in the U.S. DoD SBIR program (11 awards from 1988 through 1996) gave us confidence we could be successful going forward. In 2002, we began developing SBIR initiated technology products within our areas of expertise, and remain committed to this strategic approach today.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

In May 2002, the U.S. Navy’s Dahlgren Division, Naval Surface Warfare Center (“NSWCDD”) awarded us a $100,000 Phase I SBIR contract to investigate the feasibility of a Multi-Function Distributed Analysis Tool, or MFDAT.  As envisioned, the MFDAT is a semi-automated, intelligent test tool designed to support U.S. Navy technical personnel in the maintenance, alignment and diagnosis of complex electronic systems.  The overall objectives of the MFDAT program were:

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

The MFDAT technology enables common testing processes, training, and equipment for electronic system support thereby providing a viable path toward meeting the U.S. Navy’s readiness goals while reducing the dependency on manpower, manpower training, and discrete test equipment.  The success of our MFDAT Phase II program prompted the U.S. Navy to award an additional $250,000 enhancement to the Phase II contract to accelerate the commercialization of this technology into a product suitable for naval shipboard use.  The output of this Phase II SBIR program was a fully-functional MFDAT prototype.

In September 2004, we received an SBIR Phase III contract from NSWCDD valued at approximately $2,400,000 to commercialize our MFDAT technology into a fully-integrated, man-portable test tool qualified for U.S. Navy fleet use.  This contract secures our SBIR data rights in the MFDAT technology for a period of five years beyond the last delivery under this contract, or any subsequent SBIR Phase III contracts. We changed the name of the product to Adaptive Diagnostic Electronic Portable Testset (ADEPT®) (ADEPT is a registered trademark of Mikros Systems Corporation). The current ADEPT system is a computer-aided alignment and maintenance tool for the AN/SPY-1 radar system, which is the primary air, and surface radar for the Aegis Combat System installed on the USS Ticonderoga (CG-47) and USS Arleigh Burke (DDG-51) class guided missile warships.  Key anticipated benefits of ADEPT include:

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

The first ADEPT Low Rate Initial Production (LRIP) units were manufactured in 2005 and have undergone extensive shipboard and land-based testing.  On March 2, 2006, we received a modification to the SBIR Phase III contract for additional funding in the amount of $2,950,000 from The Department of the Navy for the continuation of the development and production of our ADEPT maintenance tool for U.S. Navy surface combatants.  This modification included technology upgrades that have expanded the application of ADEPT to include all Aegis ship variants for cruisers and destroyers.  This market is comprised of over 80 ships plus shore-based facilities.  Future systems upgrades will expand the potential market to include foreign navies and other U.S. Navy ships for a potential market of more than 200 ships.

On April 30, 2007, we were awarded a $2,400,000 contract from the Naval Surface Weapons Center, Port Hueneme Division (“NSWCPHD”) for the continuing development of ADEPT.  NSWCPHD is the U.S. Navy’s In-Service Engineering Agency (ISEA) for the AN/SPY-1 Radar System. This contract provides for the continuing development of advanced capabilities for ADEPT, completion of the ADEPT Integrated Logistics Support Plan required for fleet fielding, delivery of 10 ADEPT(V)2 LRIP units, which are half the size and weight of the original ADEPT(V)1, while maintaining the same functionality.   The contract follows successful testing and evaluation of ADEPT on one AEGIS cruiser along with testing at the Navy’s AN/SPY-1 Cruiser Modernization Test Facility in Moorestown, NJ.  It is expected that the ADEPT equipment will initially be installed on AEGIS cruisers undergoing modernization with introduction into the destroyers to follow.  The entire U.S. Navy AEGIS fleet consists of 22 cruisers and 62 destroyers.

On September 29, 2008, we were awarded an $800,000 modification to our contract with NSWCPHD for an additional 8 ADEPT LRIP units and additional logistics development work. The logistics effort includes development of fielding support and calibration plans required for widespread use of ADEPT aboard U.S. Navy ships.  We expect to deliver the 8 LRIP units to the Navy in the third quarter of  2009.  An additional 4 units may  be added to this order for a total of 12 deliveries in this time frame.

The goal for this program is to obtain a multi-year Indefinite-Delivery, Indefinite-Quantity (IDIQ) contract for production, engineering, and logistics support.  We anticipate this contract award and additional orders for ADEPT equipment in the third quarter of 2009.  It should be noted that contracting with the Federal Government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure this contract and future ADEPT orders.

Key partners in the ADEPT program include DRS Technologies of Largo, FL and Johnstown, Pennsylvania; Lockheed Martin Corporation of Moorestown, New Jersey; Raytheon Corporation of Sudbury, MA; and, In-Phase Technologies of Clarksburg, New Jersey.  DRS Technologies assisted in the development of the ADEPT ruggedized enclosure and currently performs enclosure manufacturing, test, and qualification.  As the designer of the SPY-1 radar and lead systems integrator for the Aegis system, Raytheon and Lockheed Martin Corporation provides subject matter expertise. In-Phase Technologies provided assistance in the development of ADEPT virtual instrumentation.

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

In February 2009 we were awarded a $68,000 production support contract on the Navy’s Next Generation Command and Control Processor (NGC2P) program by Northrop Grumman Corporation. The NGC2P system is a tactical data link (TDL) communications processor which provides warfighters with critical real-time information during combat operations. We anticipate future work with Northrop Grumman in areas associated with our expertise in electronic systems development and wireless technologies.

In February 2009 we were awarded a $9,991 subcontract from Gnostech, Inc of Warminster, PA for Engineering Services in support of Gnostech’s program ‘GPS Scenario Development and Test Support for both Electronic Protection and Electronic Attack Threat Environment’.

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

Intellectual Property

We have two patents covering digital signal processing technology and our base scheme of implementing Link-11.  We have also developed and continue to develop intellectual property (technology and data) under our SBIR contracts. Our request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is now a registered trademark.

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

Research and Development

We are a specialized research and development company focused on the development of electronic systems technology primarily for military applications.  All of our research and development costs in 2008 and 2007 were for the benefit of our customers, agencies of the Federal Government.  The customer-sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed.  In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Employees

As of December 31, 2008, we had ten full-time employees working at our Fort Washington, Pennsylvania Research & Development Center.  None of the employees belong to a labor union.  We believe relations with our employees are satisfactory.   We also use the services of subcontractors and/or consultants as necessary to aid in software and hardware development and for the manufacture of products.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-K before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS AND OR INDUSTRY

We have a history of operating losses.  Although we had net income of $55,099 for the year ended December 31, 2008 and a working capital surplus of $554,352, we still had an accumulated deficit of $11,312, 795 at December 31, 2008.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.  Our government contracts are primarily dependent upon the U.S. defense budget. We, as well as other defense contractors, have benefited from increased overall DoD spending over recent years.  However, future DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Iraq and Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to remain unchanged or to decline (or even to increase). A decline in or redirection of U.S. military expenditures in the future could result in a decrease to our earnings and cash flows.

We rely predominantly on U.S. Government entities, and the loss of our contracts could have a material adverse effect on our results of operations and cash flows.  Our earnings are predominantly derived from contracts with agencies of the U.S. Government. The loss of any of our contracts with the U.S. Government could have a material adverse effect on our results of operations and cash flows.

In addition, future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;
•	developments in Iraq, Afghanistan or other geopolitical developments that affect demand for our products and services;
•	our ability to hire and retain personnel to meet increasing demand for our services; and
•	technological developments that impact purchasing decisions or our competitive position.

We may experience variability in our quarterly operating results.  Our revenue, gross profit, operating income and net income may vary from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

•	market acceptance of our new products;
•	budgetary constraints of the federal government;
•	new product and service introductions by our competitors or us;
•	our employment patterns;
•	market factors affecting the availability or costs of qualified technical personnel;
•	timing and customer acceptance of our new product and service offerings;
•	length of sales cycle; and
•	industry and general economic conditions.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel.  The future success of our company depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Vice President of Engineering, Marc Dalby, Vice President of Business Development and Program Management, and Henry Silcock, Chief Technology Officer.  We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

The demand for our products is subject to rapid technological change.  The demand for our products and planned products is characterized by rapid changes in technology, including the potential introduction of new types of wireless communications and digital signal processor technologies which could have a material adverse impact on our business.  Our future success will depend in part on our ability to continually enhance our current technology and to develop or acquire new ideas that address the needs of the defense industry and other potential users.  There can be no assurance that we will be successful in developing new products or procedures that respond to technological changes. There can be no assurance that research and development by competitors will not render our technology obsolete or uncompetitive.  In addition, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against us.  While we are not aware of any such claims, no infringement studies have been conducted on our behalf.

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

Our government contracts contain unfavorable termination provisions and are subject to audit and modification. If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition and results of operations. Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts;
•	terminate existing contracts;
•	reduce the value of existing contracts; and
•	audit our contract-related costs and fees, including allocated indirect costs.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

We rely on third-party contractors for certain engineering services that may be difficult to replace.  We currently provide a portion of our engineering services through third-party contractors such as DRS Technologies., Inc.  These services may not continue to be available on commercially reasonable terms, if at all.  Services that are not immediately replaceable would need to be internally developed, which could strain existing engineering personnel and require us to spend substantial time and resources to retain additional personnel or third-party contractors.  The loss or inability to maintain any of these engineering service providers could result in delays in the development of our products and services until equivalent services, if available, are identified, developed, and integrated, which could harm our business.

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

RISKS RELATED TO OUR COMMON STOCK

We may issue additional shares of our capital stock that could dilute the value of your shares.  Our outstanding securities include shares of convertible preferred stock and options to purchase common stock.  During the respective terms of the options, and while the preferred stock is outstanding, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock, causing a dilution of the interests of existing stockholders.  Thus, the terms on which we may obtain additional financing during that period may be adversely affected.  The holders of preferred stock and options may exercise their respective rights to acquire our common stock at a time when we could be seeking to raise additional capital through sales of securities on terms more favorable than those being offered by us to new investors.  In the event that such holders exercise their rights to acquire shares of our common stock at such time, the net tangible book value per share of our common stock will be subject to dilution.

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

Our share ownership is highly concentrated.  Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 31.4% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.  In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

We have adopted certain anti-takeover provisions.  We are authorized to issue 4,040,000 shares of preferred stock, which may be issued by our board of directors on such terms, and with such rights, preferences and designations as the board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company.  The existing 2,052,433 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control of us.  In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law (the “DGCL”), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

Corporate governance requirements are likely to increase our costs and make it more difficult to attract and retain qualified directors.   We are subject to the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC.  We expect that these and other new laws, rules and regulations will continue to increase our legal and financial compliance costs and place a significant burden on management.  We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance.  We may be required to accept reduced coverage or incur significantly higher premium costs to obtain coverage.  These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.   In addition, starting with our fiscal year ended December 31, 2007, we became subject to the requirements of Section 404 of the Sarbanes-Oxley Act which requires us to make annual assessments of our internal control over financial reporting and starting with our fiscal year ending December 31, 2009 file an attestation of this assessment by our independent registered public accountants, unless extended by the SEC as currently proposed.  To date, we have taken limited actions with respect to compliance with the auditor attestation requirement under Section 404.  We may need to hire additional personnel and/or engage outside consulting firms to assist in our efforts to comply with Section 404.  Any failure to improve our internal accounting controls or other problems with our control systems could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331.  Our engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where we lease approximately 2,513 square feet of general office space under a lease agreement that terminates in November 2010.   We maintain a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia.   Since February 1, 2009, we have also maintained a facility at 8076 114th Ave N., Largo, FL 33777 which will support production of our Advanced Diagnostic Electronic Portable Testset (ADEPT) product line and quality assurance, field support, and life cycle management.  We believe that our office space is adequate to support our current and anticipated operations over the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Bid
	High	Low
2008
First Quarter	$ 0.72	$ 0.51
Second Quarter	0.60	0.45
Third Quarter	0.45	0.26
Fourth Quarter	0.40	0.18

2007
First Quarter	$ 0.500	$ 0.340
Second Quarter	0.920	0.370
Third Quarter	0.930	0.460
Fourth Quarter	0.617	0.432

The last price of our common stock as reported on the OTC Bulletin Board as of March  24, 2009 was $0.20 per share.

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

As of March 24, 2009, we had 396 holders of record of our common stock.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis of Financial Condition And Results Of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 9 of this report and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

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

Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2008 and 2007.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

In 2008, we were awarded a number of SBIR contracts related to our ADEPT, WLAN and RWSE programs.  These included:

•	$800,000 modification to our contract with NSWCPHD for additional 8 ADEPT LRIP units and additional logistics development work.
•	$100,000 contract related to our RWSE program
•	$50,000 contract related to our RWSE program

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

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT® described beginning on Page 4, with broad appeal in both the government and commercial marketplace.  This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products such as ADEPT we will develop key relationships with prime defense system contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In 2009, our primary strategic focus will be to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning the company to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating sales of our ADEPT product.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, recoverability of long-lived assets, income taxes and commitments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

We are engaged in research and development contracts with the Federal Government to develop certain technology to be utilized by the US Department of Defense. The contracts are cost plus fixed fee contracts and the Company accounts for these contracts within the scope of Chapter 11 of Accounting Research Bulletin No. 43, Government Contracts or Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts using the percentage-of -completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long term contract.

We generally use a variation of the cost to cost method to measure progress for all long term contracts unless we believe another method more clearly measures progress towards completion of the contract.

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

Accounts receivable

Accounts receivable from Government Contracts are stated at outstanding balances, less an allowance for doubtful accounts, if necessary.  When necessary, the allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2008 and 2007.

Income taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Recently Issued Accounting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“LASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In June 2008, the Emerging Issues Task Force (“EITF”) ratified Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock.   The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives.  EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently analyzing the impact on the Company’s Financial Statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources for GAAP and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value.  Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred.  SFAS No. 159 became effective for fiscal years beginning after November 15, 2007.  The Company adopted  SFAS No. 159 during 2008 and elected not to measure any financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) was released in October 2008 and was effective upon issuance. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on its financial statements.

In November 2007, the EITF reached a consensus on EITF 07-1: “Accounting for Collaborative Arrangements” (“EITF 07-1”).   EITF No. 07-01 provides guidance for whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 shall be effective for annual periods beginning after December 15, 2008. Entities are required to report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of EITF 07-1, the following is required to be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The Company does not expect the adoption of EITF 07-1 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:

▪	Acquisition costs will be generally expensed as incurred;

▪	Noncontrolling interests (formerly known as “minority interests”) will be recorded at fair value at the acquisition date;

▪
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

▪	In-process research and development (IPR&D) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

▪	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

▪	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2007 the EITF reached a consensus on EITF 07-3: “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”).  EITF 07-3 guidance states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts are required to be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  EITF 07-1 became effective as of January 1, 2008 and applies prospectively for new contracts. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Years ended December 31, 2008 and 2007

Total contract revenues in 2008 were $3,098,264 compared to $3,078,492 in 2007, an increase of $19,772 or .6%.  Contract revenues in both years were derived entirely from SBIR contracts.  Based on current backlog and outstanding bids, we expect revenue to increase in future periods.

Cost of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.   Cost of sales were $1,628,388 in 2008 compared to $1,828,184 in 2007, a decrease of $199,796 or approximately 10.9%.  The decrease consists of higher direct labor and contract material costs, offset by substantially lower subcontract and other direct costs.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering expenses were $578,105 in 2008 compared to $436,104 in 2007, an increase of $142,001 or 32.6%.  The increase in engineering costs in 2008 was primarily due to additional indirect engineering labor costs, incentive compensation costs, payroll taxes and medical benefits.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative expenses were $761,428 in 2008 compared to $651,155 in 2007, an increase of $110,273 or 16.9%.  The increase in 2008 was due primarily due to increases in indirect research and development labor costs, incentive compensation costs, increases in bid and proposal costs, administrative labor costs, and non cash expenses related to stock option compensation.

The provision for income taxes was $78,261 in 2008 compared to $2,781 for 2007, representing an effective income tax rate of 58.7%, and 1.6%, respectively.  During 2008, the increase in the effective federal income tax rate is attributable to state income taxes and income tax related to permanent differences.  During 2007, the decrease in the effective federal income tax rate was primarily attributable to a reduction in the valuation allowance against a deferred federal tax asset resulting from the utilization of federal net operating loss carryovers, which was partially offset by income tax related to permanent differences and state income taxes.

We generated net income of $55,099 in 2008 as compared to $165,811 in 2007, a decrease of  $110,712 or  66.8%.   The decrease in net income was due to the delay in receiving contracts from the Federal Government and increased operating expenses.   The delay in receiving contracts resulted in an increase in operating costs which we absorbed in the form of higher engineering and general and administrative costs.   Certain of these contracts are expected to be awarded in 2009 at which time, we expect to recognize revenue without corresponding increases in engineering and general and administrative costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2008, we had cash and cash equivalents amounting to $608,530 and  net working capital of $554,352.  During the year ended December 31, 2008, we generated $203,973 of cash flow from operating activities compared to $185,873 in 2007.  The increase was attributable to changes in working capital items; primarily a decrease in accounts receivable offset by decreases in accounts payable.

On January 9, 2009, we entered into a $50,000 line of credit agreement with Sun National Bank (“Sun”).  The line of credit will be available to us for one year.  The line of credit is secured by a $50,000 Certificate of Deposit with Sun.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months.  We do not expect to incur any material capital expenditures during the next twelve months.

In order to pursue strategic opportunities, obtain additional SBIR contracts, or  acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities.   In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions.  There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that we will remain profitable or continue to generate positive cash flow.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page 35 located immediately after the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company
Paul G. Casner	71	Director

Thomas C. Lynch	66	Director

Thomas J. Meaney	74	President, Chief Financial Officer, and Director

Wayne E. Meyer	82	Chairman of the Board of Directors

Tom L. Schaffnit	62	Director

Walter T. Bristow	51	Vice President of Engineering

Henry Silcock	56	Chief Technology Officer

Marc Dalby	44	Vice President, Business Development and Program Management

Patricia A. Kapp	42	Secretary and Treasurer

The principal occupation and business experience, for at least the past five years, of each current director and executive officer is as follows:

Paul G. Casner, Jr. has been a director of the Company since May 2002. From 1999 to March 2005, Mr. Casner served as Executive Vice President and Chief Operating Officer of DRS Technologies, Inc.  From 1994 to 1998, Mr. Casner served as President of the Electronic Systems Group of DRS Technologies. Before joining DRS Technologies, Mr. Casner was the Chairman and Chief Executive Officer of Technology Applications and Service Company.  Mr. Casner has over  40  years of Defense Industry experience, including several senior positions in Business Management, Technical Management, Strategic Planning and Business Development. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. Mr. Casner serves on the boards of Integral Systems Inc., Aurora Flight Sciences, and Atair Aerospace Systems.

Thomas C. Lynch has been a Director of the Company since February 1997.  Mr. Lynch is currently Managing Director of The Musser Group and an active Consultant for Jones Lang LaSalle formerly The Staubach Company.  Mr. Lynch served as Senior Vice President of Safeguard Scientifics, Inc. from 1998 to August 2000 and he was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc, a Safeguard subsidiary.  Mr. Lynch, a retired Navy Admiral, serves as a Director on the following boards:  InfoLogix, Epitome Systems, Telkonet, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge, and USO World Board of Governors.  He has served as President of Valley Forge Historical Society and Chairman of the Cradle of Liberty Council, Boy Scouts of America. He currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation.

Thomas J. Meaney has been a Director of the Company since July 1986 and was Chairman of the Board from June 1997 until February 1999. He was appointed President in June 1986 and continued to serve until February 1997.  On September  30, 1998, he was reappointed President of the Company.  From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated (“RVSI”), a manufacturer of robotic vision systems.  Mr. Meaney served as a Director of RVSI until 1991.  Prior to 1983 and for more than five years, he was Vice President - Business Development, International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems.  He presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania.  Mr. Meaney is also a director of Ocean Power Technologies, Inc., a public company listed on Nasdaq.

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

Tom L. Schaffnit has been a Director of the Company since June 2000.  Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in vehicle safety communications, automotive telematics, and wireless data communications.  He was previously President of CUE Data Corporation, responsible for creating and implementing new datacasting services on a nationwide wireless network.  Previously, he served as a Senior Manager with Deloitte & Touche Consulting Group, and as Director with Nordicity Group. Mr. Schaffnit remains actively involved in the evolution of wireless technologies and standards. He is currently Chairman of the SAE DSRC Technical Committee, which is developing standard message sets for vehicle-to-vehicle and vehicle-to-infrastructure wireless communications.

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

Marc Dalby has been Vice President, Business Development and Program Management since February, 2009.  Prior to that, he served as our Director of Program Development and has been with the company since November 2007. Prior to Mikros, Mr. Dalby served as Vice President of Business Systems and Strategy for London Bridge Trading Company, a Virginia manufacturing firm. Prior to London Bridge, Mr. Dalby was Vice President, Contracts and Sales Channel Development for ADS, Inc., a Virginia distribution and logistics management firm. He has held other senior-level program management and business development positions in both technology and services-oriented organizations, including DRS Technologies.

Henry Silcock has been Chief Technology Officer since February, 2009.  Since 2003, Mr. Silcock served as our Senior Staff Engineer.  Mr. Silcock was technical lead and program manager on several Mikros wireless R&D projects, including the RWSE program which incorporated EMC analysis capabilities into the AIRchitect wireless network design and optimization tool; the KCVA program, which is developing simulation tools for weapons data link analysis; and several wireless application programs developing shipboard networks.  Mr. Silcock was formerly lead engineer on a number of successful R&D programs, including frequency-diversity modems for tactical radio networks, telemetry networks for ocean-going buoys and digital voice pager design and development.  He also has experience in network and system simulation, software and microprocessor architecture, custom VSLI development, DSP and real-time systems, and as CTO of a short-lived Internet startup.

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

Audit Committee

In March 2004, the board of directors formed an Audit Committee. The members of the Audit Committee are Tom L. Schaffnit (Chair), Thomas C. Lynch, Wayne E. Meyer, and Paul G. Casner, Jr.  The Audit Committee oversees and monitors management’s and the independent outside auditors’ participation in the accounting and financial reporting processes and the audits of the financial statements of the Company.  The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the outside independent auditors and to consult with the independent auditors and the appropriate officers of the Company on matters relating to outside auditor independence, corporate financial reporting, accounting procedures and policies, adequacy of financial accounting and operating controls, and the scope of audits. The Audit Committee is governed by an Audit Committee Charter, which was adopted on March 10, 2004 and amended on March 17, 2008 and February 9, 2009.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Total ($)
Thomas J. Meaney	2008	177,650	2,178	179,828
President, Chief Executive Officer and Chief Financial Officer	2007	120,300	544	120,844

Walter T. Bristow	2008	139,264	3,259	142,523
Vice President of Engineering	2007	129,778	815	130,593
(1)	The assumptions used in calculating the value of the option awards and the amount recognized for financial statement reporting purposes in 2008 is located in Note 2 of our financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options for each named executive officer outstanding as of December 31, 2008:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Thomas J. Meaney	8,333	16,667 (1)	0.55	10/3/17
Walter T. Bristow	10,000	40,000 (2)	0.55	10/3/17
(1)	The stock options were granted on October 3, 2007 and vest in equal annual installments over a three year period commencing on the date of grant.
(2)	The stock options were granted on October 3, 2007 and vest in equal annual installment over a five year period commencing on the date of grant.

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

On December 19, 2007 we revised our arrangement with Mr. Meaney, who apportions his professional time between the Company and his consulting firm which provides services to various defense contractors.   In recent years, he has devoted approximately 50% of his professional time to the Company.  In light of the resignation of our Executive Vice President on September 1, 2007, the growth of the Company in 2007, and the importance of Mr. Meaney to both  our operations and continued growth, Mr. Meaney has been required to and is expected to continue to devote substantial additional time and attention to the Company.  In recognition of the forgoing, effective January 1, 2008, we expected  that Mr. Meaney would devote approximately 75% of his professional time to the Company and that his annual compensation would increase from approximately $105,000 in 2007 to approximately $160,000 in 2008.  We expect that Mr. Meaney will continue to devote approximately 75% of his professional time to the Company.

The options issued to Mr. Meaney and Mr. Bristow were issued under our 2007 Stock Incentive Plan which provides for certain benefits upon a change in control of the Company.  Specifically, upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2008 for those persons who served as members of our Board of Directors during 2008:

Name (1)	Fees earned or paid in cash ($)	Option Awards (2) ($)	Total ($)
Wayne E. Meyer	5,000	2,178 (3)	7,178
Paul G. Casner	5,000	2,178 (3)	7,178
Thomas C. Lynch	5,000	2,178 (3)	7,178
Tom L. Schaffnit	5,000	2,178 (4)	7,178
(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our board of directors in 2008.
(2)
The assumptions used in calculating the value of the option awards and the amount recognized for financial statement reporting purposes in 2008 is located in Note 2 of our consolidated financial statements.

(3)	As of December, 31, 2008, Messrs. Meyer, Casner and Lynch each owned an option to purchase 25,000 shares of our common stock at an exercise price of $0.55 per share.
(4)	As of December 31, 2008, Mr. Schaffnit owned options to purchase 361,818 and 25,000 shares of common stock at exercise prices of $0.1658 and $0.55 per share, respectively.

Narrative Disclosure To Director Compensation Table

We pay an annual fee of $5,000 to each of our directors who is not an employee of the Company.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.  On October 3, 2007, we issued options to each member of our board of directors under the 2007 Stock Incentive Plan to purchase 25,000 shares of common stock  at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant.  The options vest in three equal annual installments and terminate ten years from the date of grant.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2007 Stock Incentive Plan” in Item 12 below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March 24, 2009 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
5% Beneficial Owners:
Princeton Valuation Consultants, L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	2,920,050(2)	8.9%

Directors and Executive Officers:
Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	23,000(3)	*

Paul G. Casner	406,733(4)	1.2%

Patricia A. Kapp	173,000(3)	*

Thomas C. Lynch	390,733(4)	1.2%

Thomas J. Meaney	5,520,175(5)	16.5%

Wayne E. Meyer	3,079,988(6)	9.7%

Tom L. Schaffnit	1,111,610(7)	3.4%

Henry Silcock	8,000(8)	*

Marc Dalby	--(9)	-

All Current Directors and Officers as a Group (nine persons)	10,713,299	31.4%

*	Less than 1%

(1)
The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 24, 2009 upon the exercise or conversion of any options, warrants or other convertible securities.  This table has been prepared based on 31,766,753 shares of common stock outstanding on March 24, 2009.  Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)	Includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3)	Includes 10,000 shares issuable upon exercise of options. Does not include 40,000 shares issuable upon exercise of options subject to vesting.
(4)	Includes 8,333 shares issuable upon exercise of options. Does not include 16,667 shares issuable upon exercise of options subject to vesting.
(5)
Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock, and 8,333 shares issuable upon exercise of options.  Does not include 16,667 shares issuable upon exercise of options subject to vesting.

(6)
Includes 30,000 shares issuable upon conversion of Series B Convertible Preferred Stock and 8,333 shares issuable upon exercise of options.  Does not include 16,667 shares issuable upon exercise of options subject to vesting.

(7)	Includes 370,151 shares issuable upon the exercise of options. Does not include 16,667 shares issuable upon exercise of options subject to vesting.
(8)	Consists of shares issuable upon exercise of options. Does not include 32,000 shares issuable upon exercise of options subject to vesting.
(9)	Does not include 10,000 shares issuable upon exercise of options subject to vesting.

Convertible Preferred Stock

The following table sets forth certain information, as of March 24, 2009, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent Of Class
5% Beneficial Owners:
Princeton Valuation Consultants L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	202,500	79.4%

Directors and Executive Officers:
Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	50,000	19.6%

Wayne E. Meyer	--	--

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (nine persons)	50,000	19.6%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 24, 2009, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and  executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
5% Beneficial Owners:
The Mercantile & General Reinsurance Company, PLC Moorfields House Moorfields London EC2Y 9AL	91,342	8.3%

Princeton Valuation Consultants, L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	231,961	21.0%

Directors and Executive Officers:
Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Thomas C. Lynch	--	--

Patricia A. Kapp	--	--

Thomas J. Meaney	649,925	59.0%

Wayne E. Meyer	10,000	*

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (nine persons)	659,925	59.0%

* Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 24, 2009, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Executive Officers:

Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	5,000	100.0%

Wayne E. Meyer	--	--

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (nine persons)	5,000	100.0%

* Less than 1%

(1)           Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Series D Preferred Stock

The following table sets forth certain information, as of March 24, 2009, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and  executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent Of Class
5% Beneficial Owners:

Princeton Valuation Consultants, L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	138,000	20.0%

Frederick C. Tecce c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	138,000	20.0%

JoAnne E. Burns c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

George W. Taylor c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

Directors and Executive Officers:

Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	138,000	20.0%

Wayne E. Meyer	138,000	20.0%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (nine persons)	276,000	40.0%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category

Equity compensation plans approved by security holders	361,818	$0.1658	0

Equity compensation plans not approved by security holders	420,000	$0.55	2,580,000
Total	791,000	$0.38	2,580,000

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.  As of the date of this report, we have issued options under the Plan to purchase 420,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have engaged Beard Miller Company LLP for the audit of our financial statements for the years ended December 31, 2008 and 2007 and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q during the years ended December 31, 2008 and 2007 for a fee of $35,000 and $30,986, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2008 and 2007.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2008 and 2007.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2008 and 2007.

Audit Committee Pre-Approval Policies and Procedures

All auditing services and non-audit services (other than the de minimis exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved by the Audit Committee. Any future Audit-Related Fees and Tax Fees will be pre-approved by the Audit Committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2(I) to the Company's Registration Statement on Form S-18, File No. 2-67918-NY, as amended).
3.2	By-laws (incorporated by reference to Exhibit 2(II) to the Company's Registration Statement on Form S-18, File No. 2-67918-NY, as amended).
3.3	Form of Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 2(III) to the Company's Registration Statement on Form S-18, File No. 2-67918-NY, as amended).
3.4
Form of Certificate of Amendment of Incorporation with respect to increase of authorized shares (incorporated by reference to Exhibit 2(IV) to the Company's Registration Statement on Form S-18, File No. 2-67918-NY, as amended).

3.5	Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 1988).
3.6	Certificate of Designations of Series D Preferred Stock (incorporated by reference to Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994).
10.1	Mikros Systems Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2007).
14.1	Mikros Systems Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-QSB filed August 11, 2006).
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Dated: Dated: March 30, 2009	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Wayne E. Meyer	Chairman	March 30, 2009
Wayne E. Meyer

/s/ Paul G. Casner	Director	March 30, 2009
Paul G. Casner

/s/ Thomas C. Lynch	Director	March 30, 2009
Thomas C. Lynch

/s/ Thomas J. Meaney	Director	March 30, 2009
Thomas J. Meaney

/s/ Tom L. Schaffnit	Director	March 30, 2009
Tom L. Schaffnit

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheets of Mikros Systems Corporation (the Company) as of December  31, 2008 and 2007, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP
Beard Miller Company LLP Malvern, Pennsylvania March 30, 2009

MIKROS SYSTEMS CORPORATION
BALANCE SHEET

	DECEMBER 31, 2008	DECEMBER 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$608,530	404,557
Receivables on Government Contracts	169,766	303,469
Other Current Assets	17,903	17,547

TOTAL CURRENT ASSETS	796,199	725,573

Patents and Trademarks	5,383	5,383
Less: Accumulated Amortization	(760)	(422)
	4,623	4,961

PROPERTY AND EQUIPMENT
Equipment	14,625	14,625
Furniture & Fixtures	9,264	9,264
	23,889	23.889

Less: Accumulated Depreciation	(15,235)	(10,786)
	8,654	13,103
Deferred Tax Assets	18,000	70,500

TOTAL ASSETS	$827,476	$814,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Payroll and Payroll Taxes	$98,193	86,757
Accounts Payable and Accrued Expenses	143,654	231,554

TOTAL CURRENT LIABILITIES	241,847	318,311

Long-term Liabilities	11,170	14,460

TOTAL LIABILITIES	253,017	332,771

REDEEMABLE SERIES C PREFERRED STOCK
Par value $.01 per share, authorized 150,000 shares, issued
and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

SHAREHOLDERS’ EQUITY
Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433
shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred Stock, convertible, par value $.01 per share, authorized
2,000,000 shares, issued and outstanding 255,000 shares (involuntary
liquidation value - $255,000)	2,550	2,550

Preferred Stock, Series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value
- $1,518,000)	6,900	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares,
issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,468,662	11,430,668

Accumulated Deficit	(11,312,795)	(11,367,894)

TOTAL SHAREHOLDERS’ EQUITY	494,009	400,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$827,476	$814,137

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007
Contract Revenues	$3,098,264	$3,078,492

Cost of sales	1,628,388	1,828,184

Gross margin	1,469,876	1,250,308

Expenses
Engineering	578,105	436,104
General and Administrative	761,428	651,155

Total expenses	1,339,533	1,087,259

Income from operations	130,343	163,049

Other Income:
Interest	3,017	5,543

Net income before income taxes	133,360	168,592

Income tax expense	78,261	2,781

Net income	$55,099	$165,811

Basic and diluted earnings per share	$0.00	$0.00

Weighted average number of shares outstanding	31,766,753	31,766,753

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock Series B		Preferred Stock		Preferred Stock Series D
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value
	Number	Par	Number	Par	Number	Par
	of shares	Value	of shares	Value	of shares	Value
Balance, January 1, 2007	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

Net Income	-	-	-	-	-	-

Balance, December 31 ,2007	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

Stock Compensation – Options	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, December 31, 2008	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

			Capital in
	Common Stock $0.01 Par Value		Excess of Par Value	Accumulated Deficit	Total
	Number	Par
	of shares	Value
Balance, January 1, 2007	31,766,753	$317,668	$11,422,976	$(11,533,705)	$227,413
Stock Compensation – Options			7,692		7,692
Net Income	-	-	-	165,811	165,811

Balance, December 31, 2007	31,766,753	$317,668	$11,430,668	$(11,367,894)	$400,916

Stock Compensation – Options	-	-	37,994	-	37,994
Net Income	-	-		55,099	55,099

Balance, December 31, 2008	31,766,753	$317,668	$11,468,662	$(11,312,795)	$494,009

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2008	2007
Cash Flow From Operating Activities:
Net income	$55,099	$165,811
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and Amortization	4,787	5,243
Deferred Tax (Benefit) Expense	52,500	(22,500)
Stock Compensation – Options	37,994	7,692

Net Changes in Operating Assets and Liabilities
Decrease (Increase) in Receivables on Government Contracts	133,703	(101,747)
Increase in Other Current Assets	(356)	(1,747)
(Decrease) Increase in Accounts Payable and Accrued Expenses	(87,901)	123,045
Increase in Accrued Payroll and Payroll Taxes	11,436	11,639
Decrease in Long-term Liabilities	(3,290)	(1,563)

Net Cash Provided By Operating Activities	203,973	185,873

Cash Flow From Investing Activities:

Purchase of Property and Equipment	0.00	(10,775)

Net Cash Used In Investing Activities:	0.00	(10,775)

Net Increase in cash and cash equivalents	203,973	175,098

Cash and cash equivalents, beginning of year	404,557	229,459

Cash and cash equivalents, end of year	$608,530	$404,557

Supplementary Cash Flows Information:

Income taxes paid	$34,300	$7,242

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Mikros Systems Corporation (“Mikros”, “the Company”) is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

The Company’s primary business focus is to pursue Small Business Innovation Research (SBIR) programs from the U.S. Department of Defense, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products, services, and business areas of the Company.  Since 2002, the Company has been awarded a number of Phase I, II, and III SBIR contracts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash balances consist of funds that are immediately available to the Company and are held by financial institutions.  For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair value of financial instruments

The carrying value of cash and cash equivalents, receivables on government contracts, and accounts payable approximates fair value due to the current maturity of these instruments.

Concentrations of credit risk

Financial instruments that subject the Company to credit risk consist of  cash and cash equivalents and accounts receivable.

The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company maintains its cash primarily in investment accounts within large financial institutions. The Federal Deposit Insurance Corporation insures these balances up to $250,000 ($100,000 at December 31, 2007) per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

Receivables on Government Contracts are stated at outstanding balances, less an allowance for doubtful accounts, if necessary.  When necessary, the allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, agings of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2008 and 2007.

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 years. Depreciation expense amounted to $3,125 and $4,050 for years ended December 31, 2008 and 2007, respectively.

Furniture and Fixtures are  stated at cost.  Depreciation expense is computed using the straight-line method based on estimated useful lives of 7 years.  Depreciation expense amounted to $1,324 and $854 for the years ended December 31, 2008 and 2007.

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

For each of the years ended December 31, 2008 and 2007, amortization expense amounted to $338 related to the cost of the patents and trademarks. These costs are being amortized over their 10 year legal lives.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2008 or 2007.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Stock Options

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

In accordance with the recognition provisions of SFAS No. 123(R), the Company recognized stock-based compensation expense of $37,994 and $7,692 for the years ended December 31, 2008 and 2007 which is included in general and administrative expenses in the accompanying financial statements.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2008
	3 year options	5 year options
Expected Life	7.50	5
Expected volatility	122%	122%
Risk-free interest rate	2.71%	2.71%

2007
	3 year options	5 year options
Expected Life	3	5
Expected volatility	80%	95%
Risk-free interest rate	4.07%	4.44%

The expected life of options granted is based on the vesting period.  The expected volatility is based on historical stock prices.  The risk-free interest rate is determined using the U.S. Treasury bill rate at the time of grant.  The Company has never paid a dividend, and as such the dividend yield is zero.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31 2008 and 2007, the Company had $0 of unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2008and 2007, the Company had no advanced billings.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the provisions of FIN 48, no significant income tax uncertainties were identified.  Therefore the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2008 and 2007.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties as a result of FIN 48, they will be included as an operating expense.

Earnings per share

The Company has adopted the provisions of SFAS 128, Earnings per Share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of income for all companies with complex capital structures.

Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common share equivalents that could result from the potential exercise into common stock. The computation of diluted earnings per share does not assume exercise of securities that would have an anti-dilutive effect on per share amounts (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options.

Use of Estimates

The preparation of Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires Company management to make estimates and assumptions that affect the amounts reported in the Financial Statements contained herein and accompanying notes to the Financial Statements. The most significant estimates relate to revenue recognition, allowance for doubtful accounts, stock-based compensation expense, and impairment of  long-lived assets. Actual results could differ from those estimates.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“LASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In June 2008, the Emerging Issues Task Force (“EITF”) ratified Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock.   The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives.  EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently analyzing the impact on the Company’s Financial Statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources for GAAP and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value.  Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred.  SFAS No. 159 became effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 during 2008 and elected to not measure any financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) was released in October 2008 and was effective upon issuance. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on its financial statements.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

In November 2007, the EITF reached a consensus on EITF 07-1: “Accounting for Collaborative Arrangements” (“EITF 07-1”).   EITF No. 07-01 provides guidance for whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for annual periods beginning after December 15, 2008. Entities are required to report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of EITF 07-1, the following is required to be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The Company does not expect the adoption of EITF 07-1 to have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:

▪	Acquisition costs will be generally expensed as incurred;

▪	Noncontrolling interests (formerly known as “minority interests”) will be recorded at fair value at the acquisition date;

▪
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

▪	In-process research and development (IPR&D) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

▪	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

▪	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2007 the EITF reached a consensus on EITF 07-3: “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”).  EITF 07-3 guidance states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts are required to be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  EITF 07-1 became effective as of January 1, 2008 and applies prospectively for new contracts. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – REDEEMABLE SERIES C PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Redeemable Series C Preferred Stock

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock and is subject to redemption at the Company’s option at any time if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets.  Each share is entitled to cast one vote on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder, and the holders of Redeemable Series C Preferred Stock will not be entitled to any further payment. The redemption price is $16.09 per share.

Series B Convertible Preferred Stock

Each share of Series B Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per common share to be received upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon redemption of the Series C Preferred Stock an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

Convertible Preferred Stock

Each share of the convertible preferred stock can be redeemed at the Company’s option for $1.00 per share or can be converted into one share of the Company’s common stock and entitles the holder thereof to cast one vote on all matters to be voted on by the Company’s shareholders.  This conversion rate is subject to adjustment in certain circumstances.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to their redemption price once shareholders of Redeemable Series C Preferred Stock and Series B Preferred stock have been fully paid.

Series D Preferred Stock

The Series D Preferred Stock provided for an annual cumulative dividend of $.10 per share and entitles the holder thereof to cast one vote on all matters to be voted on by the Company’s shareholders.  The shares are not convertible into any other class of stock and are subject to redemption at the Company’s option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends.  Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation’s Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to the Redemption Price, as defined,  for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock which were accrued by the Company.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, the accrued dividends in arrears of $828,000 remain outstanding at December 31, 2008.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The income tax provision is comprised of the following:

	2008	2007
Current state tax expense	$25,761	$25,281
Deferred federal tax expense (benefit)	52,500	(22,500)

Income Tax Expense	$78,261	$2,781

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2008	2007
Federal statutory rate	34.0%	34.0%
State taxes	12.9	10.1
Permanent Differences	14.4	9.1
Utilization of net operating
loss carry forwards and
Reduction of deferred tax asset
valuation allowance	(2.6)	(51.6)

Effective tax rate	58.7. %	1.6%

Total available net operating loss carry forwards at December 31, 2008 are reflected in the following schedule:

Year	Available For
Of	Federal
Expiration	Tax Purposes
2010	$30,000
2011	1,422,000
2012	339,000
2019	307,000
2021	77,000
2022	39,000
2023	107,000
$2,321,000

During 2008, federal net operating loss carry forwards of approximately $206,000 were utilized by the Company for purposes of the Company’s tax provision. The Company’s valuation allowance associated with the related deferred tax assets was reduced by approximately $1,000 and $79,000 in 2008 and 2007, respectively, based on the Company’s anticipated profitability on existing contracts in the near term.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets consist of the following as of December 31:

	2008	2007
Deferred tax asset:
Fixed Assets & Other	$32,000	$15,306
Net operating loss
Carry forwards	789,000	859,165
Valuation allowance	(803,000)	(803,971)

Net deferred tax asset	$18,000	$70,500

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

A summary of the status of the Company’s Incentive Stock Option Plan as of December 31, 2008 and 2007 is presented below:

			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Common Stock Options:	2008	Price	Life (Years)	2007	Price	Life (Years)
Options outstanding beginning of year	361,818	$0.1658	1.16	361,818	$0.1658	2.16
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-

Options outstanding end of year	361,818	$0.1658	-	361,818	$0.1658	-

Options exercisable, end of year:	361,818	0.1658	-	361,818	0.1658	-

The aggregate intrinsic value of options outstanding and exercisable under the Incentive Stock Option Plan at December 31, 2008 and 2007 was approximately $18,100 and $150,000.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2008 and 2007.  The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock.

2007 Incentive Stock Option Plan

On October 3, 2007, the Company issued stock options to each member of its board of directors, key employees and consultants under the Company’s 2007 Stock Incentive Plan.  Directors of the Company were granted options to purchase a total of 125,000 shares of the Company’s common stock, which vest over a three-year period.  Key employees of the Company were granted options to purchase a total of 305,000 shares of the Company’s common stock which vest over a five-year period.  All of the options are exercisable at $.55 per share, the last sales price of the Company’s common stock as reported on the OTCBB on the date of grant.    In 2008, the Company granted to an employee of the Company, options to purchase 10,000 shares of the Company’s common stock which vest over a five year period.  The options are exercisable at $.62 per share.  All of the options have a term of 10 years and vest in equal annual installments over a three or five year period.

			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Common Stock Options:	2008	Price	Life (Years)	2007	Price	Life (Years)
Options outstanding beginning of year	430,000	$0.55	8.75	430,000	$0.55	9.75
Granted	10,000	0.62	-	-	-	-
Exercised			-	-	-	-
Forfeited	20,000	0.55	-	-	-	-

Options outstanding end of year	420,000	$0.55	8.75	430,000	$0.55	9.75

Weighted-average fair value of options
granted during the year	-	$0.30	-	-	$0.30	-

As of December 31, 2008, there were 98,666 options exercisable.   At December 31, 2007 there were no options exercisable.

The aggregate intrinsic value of options outstanding at December 31, 2008 and 2007 under the 2007 Stock Incentive Plan was $0 and $12,900.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2008.  The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

There were a total of 321,334 unvested options at December 31, 2008, with a fair value of approximately $121,600.  As of December 31, 2008, there was approximately $113,000 of unamortized stock option compensation expense.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows:

	2008	2007
Net income applicable to common shareholders	$55,099	$165,811

Weighted average basic shares outstanding	31,766,753	31,766,753

Assumed conversion of preferred stock	3,562,299	3,562,299
Dilutive effect of options	144,484	170,182

Weighted average dilutive shares outstanding	35,473,536	35,499,234

Earnings per share – basic and diluted	$0.00	$0.00

At December 31, 2008 and 2007, there were 420,000 and 430,000 shares issuable upon exercise of options which were excluded from the computation of dilutive earnings per share due to their anti-dilutive effect.

NOTE 7 – COMMITMENTS

In September 2005, Company executed a lease for engineering office space located in Fort Washington, Pennsylvania that continues for 63 months.  The terms of the lease include an annual rate increase through the end of the lease.

Total rent expense during 2008 and 2007 was $62,912 and $62,237, respectively.    The Company’s obligation under non cancellable operating leases is as follow:

2009	$67,929
2010	$63,755

TOTAL	$131,684

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2008 and 2007, the Company paid rent of $18,000 and $14,000 to a corporation owned by one of the Company's directors for a location in which the Company operates.

NOTE 9 – SUBSEQUENT EVENTS

In February 2009, the Company executed a lease for a facility in Florida in which the Company will support production of our Advanced Diagnostic Electronic Portable Testset (ADEPT) product line including quality assurance, field support, and life cycle management.  The lease agreement runs through February  2010 for a total cost of $8,161.56.

On January 9, 2009, the Company entered  into a $50,000  line of credit agreement with Sun National Bank (“Sun”).  The line of credit will be available to the Company for one year.  The line of credit is secured by a $50,000 Certificate of Deposit with Sun.