Form 10-Q
period 2009-03-31
MIKROS SYSTEMS CORP
filed 2009-05-15
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
or
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

(609) 987-1513
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 12, 2009.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET

	March 31, 2009 (unaudited)	December 31, 2008 (unaudited)
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$380,956	608,530
Receivables on Government Contracts	225,371	169,766
Other Current Assets	56,892	17,903

TOTAL CURRENT ASSETS	663,219	796,199

Patents and Trademarks	5,383	5,383
Less: Accumulated Amortization	(845)	(760)
	4,538	4,623

PROPERTY AND EQUIPMENT
Equipment	16,515	14,625
Furniture and Fixtures	9,264	9,264
	25,779	23,889

Less: Accumulated Depreciation	(15,918)	(15,235)

	9,861	8,654

Deferred Tax Asset	27,312	18,000

TOTAL ASSETS	$704,930	827,476

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(continued)

	March 31, 2009 (unaudited)	December 31, 2008 (unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Payroll and Payroll Taxes	$103,320	$98,193
Accounts Payable and Accrued Expenses	19,733	143,654

TOTAL CURRENT LIABILITIES	123,053	241,847

Long-term Liabilities	10,060	11,170

TOTAL LIABILITIES	133,113	253,017

REDEEMABLE SERIES C PREFERRED STOCK par value $.01 per share, authorized 150,000 shares,
Issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

SHAREHOLDERS’ EQUITY

Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred Stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and
outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred Stock, Series D, par value $.01 per share 690,000 shares authorized, issued and outstanding
(involuntary liquidation value - $1,518,000)	6,900	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,475,899	11,468,662

Accumulated Deficit	(11,322,674)	(11,312,795)

TOTAL SHAREHOLDERS’ EQUITY	491,367	494,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$704,930	$827,476

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended,
	March 31, 2009	March 31, 2008

Contract Revenue	$507,310	$651,282

Cost of Revenue	202,130	306,354

Gross Margin	305,180	344,928

Expenses:

Engineering	154,565	128,375
General & Administrative	173,100	194,795

Total Expenses	327,665	323,170

Income (loss) from Operations	(22,485)	21,758

Interest Income	3	1,495

Income (Loss) Before Income Tax Expense	(22,482)	23,253

Income Tax (Benefit) Expense	(12,603)	12,500

Net (Loss) Income	$(9,879)	$10,753

Basic and diluted (loss) earnings per share	$-	$-

Basic weighted average number of Shares outstanding	31,766,753	31,766,753

Diluted weighted average number of Shares outstanding	31,766,753	35,496,992

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flow From Operating Activities:
Net (Loss) Income	$(9,879)	$10,753

Adjustments to reconcile Net (Loss) Income to
Net Cash used in Operating Activities:
Depreciation and Amortization	768	1,496
Deferred Tax (Benefit) Expense	(9,312)	9,300
Stock Compensation Expense	7,237	9,164

Net Changes in Operating Assets and Liabilities:
(Increase) Decrease in Receivables on Government Contracts	(55,605)	40,255
Increase in Other Current Assets	(42,280)	(32,374)
(Decrease) in Accounts Payable and Accrued Expenses	(29,940)	(126,528)
(Decrease) Increase in Accrued Payroll and Payroll Taxes	(86,673)	19,629
Net Cash used in Operating Activities	(225,684)	(68,305)

Cash Flow from Investing Activities:
Purchase of Furniture and Fixtures and Equipment	(1,890)	-
Net Cash used in Investing Activities	(1,890)	-

Net Decrease in Cash and Cash Equivalents	(227,574)	(68,305)

Cash and Cash Equivalents, beginning of the period	608,530	404,557

Cash and Cash Equivalents, end of period	$380,956	$336,252

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Basis of Presentation:

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Emerging Issues Task Force (“EITF”) ratified Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock.   The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives.  EITF 07-5 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of EITF 07-5 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1also requires an accretion of the resultant debt discount over the expected life of the debt. The adoption of FSP APB 14-1 did not have any impact on the Company’s Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company did not have any nonfinancial items required to be disclosed at fair value as of March 31, 2009. FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) was released in October 2008 and was effective upon issuance. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active.  The implementation of SFAS No. 157 did not have a material impact on the Company’s financial statements.  The Company does not have any assets or liabilities required to be disclosed at fair value.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2007, the EITF reached a consensus on EITF 07-1: “Accounting for Collaborative Arrangements” (“EITF 07-1”).   EITF No. 07-01 provides guidance for whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 shall be effective for annual periods beginning after December 15, 2008. Entities are required to report the effects of applying EITF 07-1 as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of EITF 07-1, the following is required to be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The adoption of EITF 07-1 did not have a material effect on the Company’s financial statements.

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

NOTE 3 – REVENUE RECOGNITION

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of March 31, 2009 and December 31, 2008, we had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of March 31, 2009 and December 31, 2008, we had no advanced billings.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – REDEEMABLE SERIES C PREFERRED STOCK

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock, is subject to redemption at the Company’s option at any time, and if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets, is subject to mandatory redemption.  Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to $16.09 for each share of Redeemable Series C Preferred Stock held by such holder.

NOTE 5 – SHAREHOLDER’S EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK

Each share of Series B Convertible Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per share of common stock to be received upon conversion and entitles the holder thereof to cast three votes per share on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Redeemable Series C Preferred Stock and before any payment is made upon the Company’s Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

CONVERTIBLE PREFERRED STOCK

Each share of Convertible Preferred Stock is entitled to dividends when, as and if declared by the Board of Directors of the Company and in the event any dividend is payable to holders of the Company’s common stock, each share is entitled to receive a dividend equal to the amount of such common stock dividend multiplied by the number of shares of common stock into which each share of convertible preferred stock may be converted.  Shares of convertible preferred stock can be redeemed in whole but not in part, at the Company’s option for $1.00 per share.  Holders of Convertible Preferred Stock are entitled to cast one vote per share on all maters to be voted on by the Company’s shareholders.  Each share of Convertible Preferred Stock is convertible at any time into one share of common stock at a conversion price of $1.00 per share, subject to adjustment in certain circumstances.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to be paid, after holders of Redeemable Series C Preferred Stock and Series B Preferred Stock have been paid in full, $1.00 per share.

SERIES D PREFERRED STOCK

The Series D Preferred Stock provided for an annual cumulative dividend of $.10 per share and entitles holders to cast one vote per share on all matters to be voted on by the Company’s shareholders.  The shares are not convertible into any other class of stock and are subject to redemption at the Company’s option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends.  Upon liquidation, dissolution or winding up of the Company, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Company’s Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to $1.00 plus all unpaid cumulative dividends for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

SERIES D PREFERRED STOCK

Effective January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at March 31, 2009.

NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of weighted average shares outstanding for the three months ended March 31, 2009 and 2008 is set forth below:

	Three Months Ended
	March 31, 2009	March 31, 2008
Weighted Average basic
shares outstanding	31,766,753	31,766,753

Assumed conversion
of preferred stock	-	3,562,299

Effect of dilutive
Options	-	205,921

Average diluted
shares outstanding	31,766,753	35,534,973

For the three months ended March 31, 2009, the following shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•	At March 31, 2009 and 2008, options to purchase 781,818 shares and 440,000 shares of common stock, respectively, at prices ranging from $0.15 to $0.62 per share were excluded from the calculation.

•
At March 31, 2009 and 2008, 3,562,299 shares issuable upon conversion of two series of the Company’s Convertible Preferred Stock (See note 5), representing the weighted average effect of assumed conversion of the two series of preferred stock, were excluded from the calculation.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $9,312 during the three months ended March 31, 2009.

NOTE 7 – SHARE BASED COMPENSATION

During the three months ended March 31, 2009, the Company did not issue any stock options  In accordance with the recognition provisions of  SFAS No.123(R), the Company recognized stock-based compensation expense of  $7,237 and $9,264  for the three months ended March 31, 2009 and 2008, respectively.  No tax benefits were recognized related to this stock-based compensation.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. Defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovative Research (SBIR) grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2009 and 2008.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Below is a brief description of certain of the material projects we are working on at this time.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

Originally designated as the Multiple Function Distributed Test and Analysis Tool (MFDAT), the Adaptive Diagnostic Electronic Programmable Test-Set (ADEPT®) began as a SBIR investigation in 2002.  Through a number of SBIR grants, we have completed the development of ADEPT.  ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness.  ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a  rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display.  A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids.  ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

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

ADEPT is being provided to the Navy’s Cruisers (CGs) and Destroyers (DDGs), through the US Navy’s Cruiser and Destroyer modernization program.  On September 29, 2008, we were awarded an $800,000 modification to our contract with NSWCPHD for eight ADEPT LRIP units and additional logistics development work.  The logistics effort includes development of fielding support and calibration plans required for widespread use of ADEPT aboard U.S. Navy ships.  In April 2009, we received a $450,000 contract award for four ADEPT V2 systems which are scheduled for delivery to the USS Mobile Bay (CG-53) and the USS Philippine Sea (CG-58) by the end of 2009.

The goal of this program is to obtain a multi-year Indefinite-Delivery, Indefinite-Quantity (IDIQ) contract for production, engineering, and logistics support.  We anticipate this contract award and additional orders for ADEPT equipment in the third quarter of 2009.  It should be noted that contracting with the Federal Government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure this contract and future ADEPT orders.

Wireless Local Area Network Systems

Since June 2004, we have been working with the Office of Naval Research regarding emerging Wireless Local Area Network systems (WLANs) and DoD radar systems to, among other things, evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques.  We continue to perform contracts in connection with this project and are working closely with engineers from the Naval Air Warfare Center Weapons Division (NAWCWD), located in China Lake, California.  NAWCWD, a division of Naval Air Systems Command (NAVAIR), is responsible for "Arming the Fleet".  The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

Radar Wireless Spectral Efficiency (RWSE)

Since May 2006, we have been involved in research and development under the SBIR topic entitled RWSE which is focused on the real world implications of incorporating wireless networking into the aircraft carrier (CVN platform) environment.  The overall technical objective is to facilitate the introduction of commercial wireless communication systems, e.g. Wi-Fi, onto U.S. Navy ships through the:  (1) identification and testing of potential own-ship electromagnetic interference (EMI) issues; (2) development and testing of viable mitigation technologies to overcome adverse EMI effects; and (3) development of a CVN Wi-Fi network planning tool to support networking within a highly reconfigurable shipboard environment.  This project was initially for the CVN platform, but is expected to eventually be applicable to other U.S. Navy ships.

Our engineers have performed Wi-Fi propagation surveys aboard the aircraft carrier USS GEORGE WASHINGTON (CVN-73), the amphibious assault ship USS BATAAN (LHD-5), and the U.S. Navy amphibious assault ship USS KEARSARGE (LHD-3).  This project has evolved to include the development of AIRchitect - EMC, a software package which allows the Navy to plan and optimize deployment of shipboard WiFi networks, with our team partner Mobilisa Inc.  AIRchitect - EMC is designed to place shipboard Access Points to optimize coverage based on  user-specified wireless requirements and analyze potential interference between network equipment and onboard RF systems such as radars, and where possible, mitigate interference using smart placement and channel selection algorithms.  AIRchitect - EMC is expected to be used by the Navy to plan network deployments on aircraft carriers (CVNs) and other platforms.

Additional Contracts and Recent Developments

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

In February 2009, we were awarded a $68,000 production support contract on the Navy’s Next Generation Command and Control Processor (NGC2P) program by Northrop Grumman Corporation.  The NGC2P system is a tactical data link (TDL) communications processor which provides warfighters with critical real-time information during combat operations.  We anticipate future work with Northrop Grumman in areas associated with our expertise in electronic systems development and wireless technologies.

In February 2009, we were awarded a $9,991 subcontract from Gnostech, Inc of Warminster, Pennsylvania for engineering services in support of Gnostech’s program "GPS Scenario Development and Test Support for both Electronic Protection and Electronic Attack Threat Environment".

In April 2009, we were awarded a $22,000 purchase order from Ocean Power Technologies, Inc. (OPT)  We  have teamed with OPT and Rutgers University to develop and test the Littoral Expeditionary Autonomous Power Buoy system for the US Navy’s NUWC Keyport Program Office.  The LEAP system is designed for persistent littoral surveillance applications, and combines the OPT PowerBuoy technology with advanced multistatic radar and data fusion capabilities originally developed at Rutgers.  Mikros will provide system architecture, design and integration support for the program.

In May 2009, we were awarded a $45,000 contract by the Navy to continue wireless network design studies for the new CVN-78 aircraft carrier USS Gerald R. Ford.  This program is a follow-on to work we performed in 2008 on network modeling and simulation for the Navy's PMW 750 Carrier Integration group.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.   As of March 31, 2009, there have been no changes to such critical accounting policies and estimates.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, recoverability of long-lived assets, income taxes and commitments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The accounting estimates and assumptions discussed in the footnotes to our financial statements included herein are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Results of Operations

Three Months Ended March 31, 2009 and 2008

We generated revenues of $507,310 during the three months ended March 31, 2009 compared to $651,282 during the three months ended March 31, 2008, a decrease of $143,972 or 22%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended March 31, 2009 were $202,130 compared to $306,354 for the three months ended March 31, 2008, a decrease of $104,224 or 34%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government resulting in lower subcontractor costs.

Substantially all of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended March 31, 2009 were $154,565 compared to $128,375 for the three months ended March 31, 2008, an increase of $26,190 or 20%.  The increase was due to additional engineering labor and payroll taxes, offset by a decrease in engineering consultants and incentive compensation costs.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the three months ended March 31, 2009 were $173,100 compared to $194,795 for the three months ended March 31, 2008, a decrease of $21,695 or 11%.  The decrease was due primarily to a reduction of general and administrative salaries and professional fees, which was offset by increased costs related to bid and proposal efforts and public company costs.

At March 31, 2009, Mikros estimates its annual effective tax rate for 2009 to be 56.06%.  The application of this estimated rate to the financial activity of the quarter ended March 31, 2009 results in a tax benefit of $12,604 which the Company is recognizing for the quarter ended March 31, 2009 because it fully expects to realize this benefit during the year.  At March 31, 2009, the increase in the effective federal income tax rate is attributable to state income taxes and income tax related to permanent differences.

We incurred a net loss of $9,879 during the three months ended March 31, 2009 as compared to net income of $10,753 during the three months ended March 31, 2008.  The loss was due to a delay in receiving follow-on contracts from the Federal Government.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2009, net cash used in operations was $225,684 compared to $68,305 during the three months ended March 31, 2008. The increase was due primarily to the payment of incentive compensation, increased accounts receivable, and a reduction in accounts payable.   We had working capital of $540,166 as of March 31, 2009 as compared to working capital of $554,352 at December 31, 2008.

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

In order to pursue strategic opportunities, obtain additional SBIR contracts, or acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities.  In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions.  There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that any such transaction will achieve profitability or generate positive cash flow.

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,613, and is subject to an annual increase.

In February 2009, we executed a lease for a facility in Largo, Florida which will support production of our Advanced Diagnostic Electronic Portable Testset (ADEPT) product line, including quality assurance, field support, and life cycle management.  The lease agreement runs through February 2010 for a total cost of $8,162 per year.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

May 15, 2009	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)