Form 10-Q
period 2009-06-30
MIKROS SYSTEMS CORP
filed 2009-08-14
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended  June 30, 2009
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 12, 2009.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$432,604	608,530
Receivables on Government Contracts	215,484	169,766
Other Current Assets	63,529	17,903

TOTAL CURRENT ASSETS	711,617	796,199

Patents and Trademarks	5,383	5,383
Less: Accumulated Amortization	(929)	(760)
	4,454	4,623

PROPERTY AND EQUIPMENT
Equipment	16,515	14,625
Furniture and Fixtures	9,264	9,264
	25,779	23,889

Less: Accumulated Depreciation	(16,759)	(15,235)

	9,020	8,654

Deferred Tax Asset	9,303	18,000

TOTAL ASSETS	$734,394	827,476

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
(continued)

	June 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Payroll and Payroll Taxes	$109,716	$98,193
Accounts Payable and Accrued Expenses	16,927	143,654

TOTAL CURRENT LIABILITIES	126,643	241,847

Long-term Liabilities	8,950	11,170

TOTAL LIABILITIES	135,593	253,017

REDEEMABLE SERIES C PREFERRED STOCK par value $.01 per share, authorized 150,000 shares,
Issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

SHAREHOLDERS’ EQUITY

Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred Stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and
outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred Stock, Series D, par value $.01 per share 690,000 shares authorized, issued and outstanding
(involuntary liquidation value - $1,518,000)	6,900	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,483,887	11,468,662

Accumulated Deficit	(11,303,678)	(11,312,795)

TOTAL SHAREHOLDERS’ EQUITY	598,801	494,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$734,394	$827,476

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Contract Revenue	$636,476	$1,062,832	$1,143,785	$1,714,114

Cost of Revenue	282,591	617,672	484,721	924,026

Gross Margin	353,885	445,160	659,064	790,088

Expenses:

Engineering	142,582	157,055	297,147	285,430
General & Administrative	167,900	210,801	340,999	405,597

Total Expenses	310,482	367,856	638,146	691,027

Income from Operations	43,403	77,304	20,918	99,061

Interest Income	-	695	3	2,191

Income Before Income Tax Expense	43,403	77,999	20,921	101,252

Income Tax Expense	24,407	43,633	11,804	56,133

Net Income	$18,996	$34,366	$9,117	$45,119

Basic and diluted (loss) earnings per share	$-	$-	$-	$-

Basic weighted average number of Shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted weighted average number of Shares outstanding	35,401,734	35,231,234	35,393,074	35,237,012

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flow From Operating Activities:
Net Income	$9,117	$45,119

Adjustments to reconcile Net (Loss) Income to
Net Cash used in Operating Activities:
Depreciation and Amortization	1,693	2,813
Deferred Tax Expense	8,697	39,743
Stock Compensation Expense	15,225	19,813

Net Changes in Operating Assets and Liabilities:
(Increase) Decrease in Receivables on Government Contracts	(45,718)	8,390
Increase in Other Current Assets	(45,626)	(20,715)
Decrease in Accounts Payable, accrued expenses and other liabilities	(128,947)	(83,462)
Increase in Accrued Payroll and Payroll Taxes	11,523	16,932
Net Cash used in Operating Activities	(174,036)	(68,305)

Cash Flow from Investing Activities:
Purchase of Furniture and Fixtures and Equipment	(1,890)	-
Net Cash used in Investing Activities	(1,890)	-

Net increase (decrease) Increase in Cash and Cash Equivalents	(175,926)	64,316

Cash and Cash Equivalents, beginning of the period	608,530	404,557

Cash and Cash Equivalents, end of period	$432,604	$468,873

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Basis of Presentation:

The accompanying unaudited interim condensed Financial Statements of Mikros Systems Corporation  (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Condensed Financial Statements included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company's Financial Statements and Notes thereto included in the Company's 2008 Annual Report on Form 10-K.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively.  The implementation of SFAS 165 did not have a material impact on the Company’s financial statements.  In accordance with SFAS No. 165, the Company assessed subsequent events through August 14, 2009, the date of issuance of these condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

In April 2009, the FASB released FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments (“FSP SFAS 107-1 and APB 28-1”)  This pronouncement amends FASB 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of  financial instruments in the interim financial statements as well as in the annual financial statements.  FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information in interim financial statements.  In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments.  The adoption of the FSP did not have any impact on the Company’s financial statements.

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
(UNAUDITED)

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements.  As of June 30, 2009 and December 31, 2008, we had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of June 30, 2009 and December 31, 2008, we had no advanced billings.

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

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

SERIES D PREFERRED STOCK

Effective January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at June 30, 2009.

NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows for the periods presented: To be updated

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income applicable
to common Stockholders	$18,966	$34,366	$9,117	$45,119

Average basic
shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Assumed conversion
of preferred stock	3,562,299	3,307,299	3,562,299	3,307,299

Effect of dilutive
Options	72,682	157,182	64,022	162,690

Average diluted
shares outstanding	35,401,734	35,231,234	35,393,074	35,237,012

Net earnings per common share
basic and diluted	$0.00	$0.00	$0.00	$0.00

For the three and six months ended June 30, 2009 and 2008, the following potential shares of common stock and their effects on income were excluded from the diluted net income per share calculation because their effect would be anti-dilutive:

At June 30, 2009 and 2008, options to purchase 420,000 shares and 440,000 shares of common stock, respectively, at prices ranging from $0.55 to $0.62 per share were excluded from the calculation.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $8,697 and $39,743 during the six months ended June 30, 2009 and 2008, respectively.   Income tax expense includes expense associated with state tax liabilities

NOTE 7 – SHARE BASED COMPENSATION

During the three and six months ended June 30, 2009, the Company did not issue any stock options.  In accordance with the recognition provisions of SFAS No. 123(R), the Company recognized stock-based compensation expense of $7,988 and $10,650 for the three months ended June 30, 2009 and 2008, respectively, and $15,225 and $19,814 for the six months ended June 30, 2009 and 2008, respectively.  No tax benefits were recognized related to this stock-based compensation.

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

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2009 and 2008.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Below is a brief description of certain of the material projects we are working on at this time.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

 Originally designated as the Multiple Function Distributed Test and Analysis Tool (MFDAT), the Adaptive Diagnostic Electronic Programmable Test-Set (ADEPT®) began as a SBIR investigation in 2002. Additional ADEPT development was completed through a series of SBIR grants and contracts. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness.  ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a  rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display.  A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids.  ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

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

In April 2009, we were awarded a $22,000 purchase order from Ocean Power Technologies, Inc. (OPT).  We have teamed with OPT and Rutgers University to develop and test the Littoral Expeditionary Autonomous Power Buoy system for the US Navy’s NUWC Keyport Program Office.  The LEAP system is designed for persistent littoral surveillance applications, and combines the OPT PowerBuoy technology with advanced multistatic radar and data fusion capabilities originally developed at Rutgers.  Mikros will provide system architecture, design and integration support for the program.

In May 2009, we were awarded a $45,000 contract by the Navy to continue wireless network design studies for the new CVN-78 aircraft carrier USS Gerald R. Ford.  This program is a follow-on to work we performed in 2008 on network modeling and simulation for the Navy's PMW 750 Carrier Integration group.

In June 2009, we were awarded a $225,000 contract by DRS C3 Systems of Gaithersburg, MD for the interface definition of distance support applications for the Common Digital Sensor Architecture (CDSA) program. The CDSA Program will provide a common computing platform for above water sensors and will reduce the knowledge and skills required to operate and maintain the sensor systems, as well as improve the quality, quantity, and compatibility of collected field data. Sharing of sensor data using existing and planned US Navy distance support technologies is a key element for successful. This work is an extension of the distance support experience Mikros gained under Adaptive Diagnostic Electronic Portable Testset (ADEPT) development contracts with the US Navy.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.   As of June 30, 2009, there have been no changes to such critical accounting policies and estimates.

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

Results of Operations

Three Months Ended  June 30, 2009 and 2008

We generated revenues of $636,476 during the three months ended June 30, 2009 compared to $1,062,832 during the three months ended June 30, 2008, a decrease of $426,356 or 40.1%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended June 30, 2009 were $282,591 compared to $617,672 for the three months ended June 30, 2008, a decrease of $335,081 or 54.2%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government resulting in lower subcontractor and material costs and the change of distribution of direct costs from 2008 to 2009.

Substantially all of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended June 30, 2009 were $142,582 compared to $157,055 for the three months ended June 30, 2008, a decrease of $14,473 or 9.2%.  The decrease was due primarily to incentive compensation and consultant fees which was offset by an increase in engineering salaries.

General and administrative expenses (“G&A”) consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the three months ended June 30, 2009 were $167,900 compared to $210,801 for the three months ended June 30, 2008, a decrease of $42,901 or 20.3%.  The decrease was due primarily to a reduction of G&A salaries, outside services, G&A travel and consultants, and no incentive compensation costs.

The application of the estimated effective income tax rate to the financial activity of the three months  ended June 30, 2009 resulted in a tax expense of $24,407.   At June 30, 2009, the anticipated effective income tax rate of 62.1% is attributable to state income taxes and income tax related to permanent differences.

We generated net income of $18,996 during the three months ended June 30, 2009 as compared to net income of $34,366 during the three months ended June 30, 2008.  The decrease was due to a delay in receiving follow-on contracts from the Federal Government.

Six Months Ended June 30, 2009 and 2008

We generated revenues of $1,143,785 during the six months ended June 30, 2009 compared to $1,714,114 for the same period in 2008, a decrease of $570,329 or 33.3%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government.

Cost of revenues for the six months ended June 30, 2009 were $484,721 compared to $924,026 for the six months ended June 30, 2008, a decrease of $439,305 or 47.5%.   The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government resulting in lower subcontractor and material costs and the change of distribution of direct costs from 2008 to 2009.

Engineering costs for the six months ended June 30, 2009 were $297,147 compared to $285,430 for the six months ended June 30, 2008, an increase of $11,717 or 4.1%.  The increase was due to additional engineering salaries and medical benefit expenses, offset by a decrease in engineering consultant costs and no incentive compensation costs.

General and administrative costs for the six months ended June 30, 2009 were $340,999 compared to $405,597 for the six months ended June 30, 2008, a decrease of $64,598 or 16%.  The decrease was due primarily to a reduction of G&A salaries, outside services, G&A travel and consultants, and no incentive compensation costs.

The application of the estimated effective income tax rate to the financial activity of the six months ended June 30, 2009 results in a tax expense of $11,804. At June 30, 2009, the anticipated effective income tax rate of 62.1% is attributable to state income taxes and income tax related to permanent differences.

We generated net income of $9,117 during the six months ended June 30, 2009 as compared to net income of $45,119 during the six months ended June 30, 2008.  The decrease was due to a delay in receiving follow-on contracts from the Federal Government.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2009, net cash used in operations was $174,036 compared to $68,305 during the six months ended June 30, 2008. The increase was due primarily to the payment of $91,800 of accrued incentive compensation, a $45,718 increase in accounts receivable, and a decrease in accounts payable.  We had working capital of $584,974 as of June 30, 2009 as compared to working capital of $554,352 at December 31, 2008.

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

Off-Balance Sheet Arrangements

As of  June 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of June 30, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended  June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.   Exhibits

Exhibit No.	Description
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

MIKROS SYSTEMS CORPORATION

August 14, 2009	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)