Form 10-Q
period 2009-09-30
MIKROS SYSTEMS CORP
filed 2009-11-13
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009
or
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 12, 2009.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$302,389	608,530
Receivables on Government Contracts	393,142	169,766
Other Current Assets	53,026	32,483

TOTAL CURRENT ASSETS	748,557	810,779

Patents and Trademarks	5,383	5,383
Less: Accumulated Amortization	(1,014)	(760)
	4,369	4,623

PROPERTY AND EQUIPMENT
Equipment	25,801	14,625
Furniture and Fixtures	9,264	9,264
	35,065	23,889

Less: Accumulated Depreciation	(18,286)	(15,235)

	16,779	8,654

Deferred Tax Asset	2,272	18,000

TOTAL ASSETS	$771,977	842,056

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
(continued)

	September 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Payroll and Payroll Taxes	$87,559	$98,193
Accounts Payable and Accrued Expenses	59,067	158,234

TOTAL CURRENT LIABILITIES	146,626	256,427

Long-term Liabilities	7,696	11,170

TOTAL LIABILITIES	154,322	267,597

REDEEMABLE SERIES C PREFERRED STOCK, par value $.01 per share, authorized 150,000 shares,
issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

SHAREHOLDERS’ EQUITY

Preferred Stock, Series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued
and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred Stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and
outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred Stock, Series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding
(involuntary liquidation value - $1,518,000)	6,900	6,900

Common Stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,496,787	11,468,662

Accumulated Deficit	(11,297,724)	(11,312,795)

TOTAL SHAREHOLDERS’ EQUITY	537,205	494,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$771,977	$842,056

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Contract Revenue	$588,719	$822,764	$1,732,505	$2,536,878

Cost of Revenue	271,347	439,361	756,068	1,363,387

Gross Margin	317,372	383,403	976,437	1,173,491

Expenses:

Engineering	145,541	144,897	442,688	430,327
General & Administrative	158,920	183,225	499,920	588,823

Total Expenses	304,461	328,122	942,608	1,019,150

Income from Operations	12,911	55,281	33,829	154,341

Interest Income	-	327	3	2,519

Income Before Income Tax Expense	12,911	55,608	33,832	156,860

Income Tax Expense	6,957	34,144	18,761	90,277

Net Income	$5,954	$21,464	$15,071	$66,583

Basic and diluted earnings per share	$-	$-	$-	$-

Basic weighted average number of Shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted weighted average number of Shares outstanding	35,415,299	35,206,602	35,418,758	35,227,984

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flow From Operating Activities:
Net Income	$15,071	$66,583

Adjustments to reconcile Net Income to
Net Cash used in Operating Activities:
Depreciation and Amortization	3,305	3,956
Deferred Tax Expense	15,728	60,828
Stock Compensation Expense	28,125	29,714

Net Changes in Operating Assets and Liabilities:
Increase (Decrease) in Receivables on Government Contracts	(223,376)	40,251
Increase in Other Current Assets	(20,543)	(10,171)
Decrease in Accounts Payable, Accrued Expenses and Long-term Liabilities	(102,641)	(74,590)
Increase (decrease). in Accrued Payroll and Payroll Taxes	(10,634)	13,011

Net Cash (used in ) provided by Operating Activities	(294,965)	129,582

Cash Flow from Investing Activities:
Purchase of Equipment	(11,176)	-
Net Cash used in Investing Activities	(11,176)	-

Net increase (decrease) Increase in Cash and Cash Equivalents	(306,141)	129,582

Cash and Cash Equivalents, beginning of the period	608,530	404,557

Cash and Cash Equivalents, end of period	$302,389	$534,139

See Accompanying Notes to Condensed Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Basis of Presentation:

The accompanying unaudited interim condensed financial statements of Mikros Systems Corporation (the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.The condensed financial statements included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q and included together with the Company's Financial Statements and Notes thereto included in the Company's 2008 Annual Report on Form 10-K.

The Company evaluated subsequent events through November 13, 2009, the date the Financial Statements as of and for the period ended September 30, 2009 were issued.

Certain amounts in the condensed balance sheet as of December 31, 2008 and statement of cash flow for the nine months ended September 30, 2008 were reclassified to conform to the current year presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2009-05. ASU No. 2009-05 provides amendments to FASB Accounting Standards Codification (ASC) 820-10 for the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of FASB ASC 820.  The amendments in the update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in the update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in FASB  ASU No. 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of FASB ASU No. 2009-05 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168” or “Codification”) as the single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“US GAAP”) to be launched on July 1, 2009.  SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification has no impact on the Company’s Consolidated Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”) as codified in ASC Topic 855.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.   SFAS No. 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.   SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) as codified in ASC Topic 815.  EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock.  EITF 07-5 replaced EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives.  The consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of the consensus on January 1, 2009 did not have a material impact on the Company’s Financial Statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

NOTE 3 – REVENUE RECOGNITION

The Company is engaged in research and development contracts with the Federal Government to develop certain technology to be utilized by the U.S. Department of Defense. The contracts are cost plus fixed fee contracts and the Company accounts for these contracts using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long term contract.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements.  As of September 30, 2009 and December 31, 2008, we had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of September 30, 2009 and December 31, 2008, we had no advanced billings.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – REDEEMABLE SERIES C PREFERRED STOCK

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock, is subject to redemption at the Company’s option at any time, and if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets, is subject to mandatory redemption.  Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution payment is made upon any other class of stock of the Company, an amount in cash equal to $16.09 for each share of Redeemable Series C Preferred Stock held by such holder.

NOTE 5 – SHAREHOLDERS' EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK

Each share of Series B Convertible Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per share of common stock to be received upon conversion, and entitles the holder thereof to cast three votes per share on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Redeemable Series C Preferred Stock and before any payment is made upon the Company’s Convertible Preferred Stock and Series D Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

CONVERTIBLE PREFERRED STOCK

Each share of Convertible Preferred Stock is entitled to dividends when, as and if declared by the Board of Directors of the Company.  In the event any dividend is payable to holders of the Company’s common stock, each share is entitled to receive a dividend equal to the amount of such common stock dividend multiplied by the number of shares of common stock into which each share of Convertible Preferred Stock may be converted.  Shares of Convertible Preferred Stock can be redeemed in whole, but not in part, at the Company’s option for $1.00 per share.  Holders of Convertible Preferred Stock are entitled to cast one vote per share on all matters to be voted upon by the Company’s shareholders.  Each share of Convertible Preferred Stock is convertible at any time into one share of common stock at a conversion price of $1.00 per share, subject to adjustment in certain circumstances.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to be paid, after holders of Redeemable Series C Preferred Stock and Series B Preferred Stock have been paid in full, an amount in cash equal to $1.00 per share.

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

In January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at September 30, 2009.

NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income applicable
to common stockholders	$5,954	$21,464	$15,071	$66,583

Average basic
shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Assumed conversion
of preferred stock	3,562,299	3,307,299	3,562,299	3,307,299

Effect of dilutive
options	86,247	132,550	89,706	153,932

Average diluted
shares outstanding	35,415,299	35,206,602	35,418,758	35,227,984

Net earnings per common share
basic and diluted	$0.00	$0.00	$0.00	$0.00

For the three and nine months ended September 30, 2009 and 2008, options to purchase 420,000 shares and 440,000 shares of common stock, respectively, at prices ranging from $0.55 to $0.62 per share, and their effects on income, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $15,728 and $60,828 and charged income tax expense during the nine months ended September 30, 2009 and 2008, respectively.  Income tax expense includes expense associated with state tax liabilities.

NOTE 8 – SHARE BASED COMPENSATION

In July 2009, the Company issued options under the Plan to certain of its employees, officers, directors, advisors and consultants to purchase an aggregate of 345,000 shares of common stock at an exercise price of $.20 per share, the last sales price of the Company’s common stock on the date of grant.  The 60,000 options issued to the Company’s directors have a term of ten years and vest in three equal annual installments over the three year period commencing on the date of grant. The 285,000 options issued to the Company’s employees, officers, advisors and consultants have a term of ten years and vest in five equal annual installments over the five year period commencing on the date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected Life	6.5
Expected volatility	117.2%
Risk-free interest rate	2.94%

The expected life of options granted is based on the vesting period.  The expected volatility is based on historical stock prices.  The risk-free interest rate is determined using the U.S. Treasury bill rate at the time of grant.  The Company has never paid a dividend, and as such the dividend yield is zero.  The forfeiture rate is zero.

The Company recognized stock-based compensation expense of $12,900 and $9,900 for the three months ended September 30, 2009 and 2008, respectively, and $28,125 and $29,714 for the nine months ended September 30, 2009 and 2008, respectively.  No tax benefits were recognized related to this stock-based compensation.

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

Item 2.   Management’s Discussion and Analysis of Financial Position and Results of Operations

Mikros Systems Corporation (the “Company,” “we” or “us”) was founded in 1978. We are an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

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

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2009 and 2008.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Below is a brief description of certain of the material projects we are working on at this time.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

 Originally designated as the Multiple Function Distributed Test and Analysis Tool (MFDAT), the Adaptive Diagnostic Electronic Programmable Test-Set (ADEPT®) began as an SBIR investigation in 2002. Additional ADEPT development was completed through a series of SBIR grants and contracts. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness.  ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display.  A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids.  ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

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

ADEPT is being provided to the Navy’s Cruisers (CGs) and Destroyers (DDGs), through the US Navy’s Cruiser and Destroyer modernization program.  On September 29, 2008, we were awarded an $800,000 modification to our contract with Naval Air Warfare Center Weapons Division (NAWCWD), located in China Lake, California.  NAWCWD, a division of Naval Air Systems Command (NAVAIR), is responsible for "Arming the Fleet".  NSWCPHD for eight ADEPT LRIP units and additional logistics development work.  The logistics effort includes development of fielding support and calibration plans required for widespread use of ADEPT aboard U.S. Navy ships.  In April 2009, we received a $450,000 contract award for four ADEPT V2 systems which are scheduled for delivery to the USS Mobile Bay (CG-53) and the USS Philippine Sea (CG-58) by the end of 2009.

In October 2009, we were awarded a contract by Technology Service Corporation (TSC) to provide project management and engineering support for the Common Digital Sensor Architecture (CDSA) project and new acquisition radar programs. This contract also provides for continuation of pre-production engineering tasks in support of the Adaptive Diagnostic Electronic Portable Testset (ADEPT).

The goal for ADEPT is to obtain a multi-year Indefinite-Delivery, Indefinite-Quantity (IDIQ) contract for production, engineering, and logistics support.  We anticipate this contract award and additional orders for ADEPT equipment by the end of calendar year 2009.  It should be noted that contracting with the Federal Government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure this contract and future ADEPT orders.

Wireless Local Area Network Systems

Since June 2004, we have been working with the Office of Naval Research regarding emerging Wireless Local Area Network systems (WLANs) and DoD radar systems to, among other things, evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques.  We continue to perform contracts in connection with this project and are working closely with engineers from the NAWCWD.  The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

Radar Wireless Spectral Efficiency (RWSE)

From May 2006 through June 2009, we were involved in research and development under the SBIR topic entitled RWSE, which is focused on the real world implications of incorporating wireless networks into the aircraft carrier (CVN platform) environment.  The overall technical objective is to facilitate the introduction of commercial wireless communication systems, e.g. Wi-Fi, onto U.S. Navy ships through the:  (1) identification and testing of potential own-ship electromagnetic interference (EMI) issues; (2) development and testing of viable mitigation technologies to overcome adverse EMI effects; and (3) development of a CVN Wi-Fi network planning tool to support networking within a highly reconfigurable shipboard environment.  This project was initially for the CVN platform, but is expected to eventually be applicable to other U.S. Navy ships.

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

In February 2009, we were awarded a $9,991 subcontract from Gnostech, Inc of Warminster, Pennsylvania for engineering services in support of Gnostech’s program entitled "GPS Scenario Development and Test Support for both Electronic Protection and Electronic Attack Threat Environment."

In April 2009, we were awarded a $22,000 purchase order from Ocean Power Technologies, Inc. (OPT), to support proposal development for the Littoral Expeditionary Autonomous Power Buoy system for the U.S. Navy’s NUWC Keyport Program Office. As a direct result of this effort, in October 2009, OPT was awarded a prime contract for the first year of a proposed four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  In turn, OPT awarded us a $275,000 subcontract for the first year.  The LEAP system is designed for persistent littoral surveillance applications, and combines the OPT PowerBuoy technology with advanced multistatic radar and data fusion capabilities originally developed at the Rutgers University Instiitute of Marine and Coastal Sciences.  We will provide system architecture, design and integration support for the program.

In May 2009, we were awarded a $45,000 contract by the Navy to continue wireless network design studies for the new CVN-78 aircraft carrier USS Gerald R. Ford.  This program is a follow-on to work we performed in 2008 on network modeling and simulation for the Navy's PMW 750 Carrier Integration group.

In June 2009, we were awarded a $225,000 contract by DRS C3 Systems of Gaithersburg, Maryland to develop interface definitions for distance support applications in the Common Digital Sensor Architecture (CDSA) program. The CDSA Program will provide a common computing platform for above water sensors and will reduce the knowledge and skills required to operate and maintain the sensor systems, as well as improve the quality, quantity, and compatibility of collected field data. This work is an extension of the distance support experience Mikros gained under Adaptive Diagnostic Electronic Portable Testset (ADEPT) development contracts with the US Navy.

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

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace.  This state-of-the-art test equipment can be used by many commercial and governmental customers, such as the FAA, radio and television stations, cell phone stations, and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products such as ADEPT we will develop key relationships with prime defense system contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In 2009, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating sales of our ADEPT product.  We intend to capitalize on the Navy modernization program, which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors as well as developing potential commercial applications.  For example, we recently entered into a memorandum of understanding with a global provider of telecommunications equipment and related services pursuant to which we will assist the global provider in marketing its products to the DoD.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of September 30, 2009, there have been no changes to such critical accounting policies and estimates.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

We generated revenues of $588,719 during the three months ended September 30, 2009 compared to $822,764 during the three months ended September 30, 2008, a decrease of $234,045 or 28.5%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government.

Cost of revenues consist of direct contract costs such as labor, materials, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended September 30, 2009 was $271,347 compared to $439,361 for the three months ended September 30, 2008, a decrease of $168,014 or 38.2%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government, resulting in lower subcontractor and material costs and the change of distribution of direct costs from 2008 to 2009.

Substantially all of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended September 30, 2009 were $145,541 compared to $144,897 for the three months ended September 30, 2008, an increase of $644 or ..4%.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the three months ended September 30, 2009 were $158,920 compared to $183,225 for the three months ended September 30, 2008, a decrease of $24,305 or 13.3%.  The decrease was due primarily to a reduction of general and administrative salaries, outside services, and no incentive compensation costs or general and administrative consultant costs.

The application of the estimated effective income tax rate to the financial activity of the three months ended September 30, 2009 resulted in a tax expense of $6,957.   At September 30, 2009, the anticipated effective income tax rate of 64.1% is attributable to state income taxes and income tax related to permanent differences.

We generated net income of $5,954 during the three months ended September 30, 2009 as compared to net income of $21,464 during the three months ended September 30, 2008.  The decrease was primarily due to a delay in receiving follow-on contracts from the Federal Government.

Nine Months Ended September 30, 2009 and 2008

We generated revenues of $1,732,505 during the nine months ended September 30, 2009 compared to $2,536,878 for the nine months ended September 30, 2008, a decrease of $804,373 or 31.7%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government.

Cost of revenues for the nine months ended September 30, 2009 were $756,068 compared to $1,363,387 for the nine months ended September 30, 2008, a decrease of $607,319 or 44.5%.  The decrease was primarily due to the delay in receipt of follow-on contracts from the Federal Government resulting in lower subcontractor and material costs and the change of distribution of direct costs from 2008 to 2009.

Engineering costs for the nine months ended September 30, 2009 were $442,688 compared to $430,327 for the nine months ended September 30, 2008, an increase of $12,361 or 2.9%.  The increase was due to additional engineering salaries and medical benefit expenses, offset by no costs for engineering consultants and incentive compensation in 2009.

General and administrative costs for the nine months ended September 30, 2009 were $499,920 compared to $588,823 for the nine months ended September 30, 2008, a decrease of $88,903 or 15.1%.  The decrease was due primarily to a reduction of general and administrative salaries, professional fees, general and administrative travel and no incentive compensation costs in 2009.  These amounts were offset by increases in bid and proposal salaries and consultant costs in connection with seeking new business.

The application of the estimated effective income tax rate to the financial activity of the nine months ended September 30, 2009 results in a tax expense of $18,761. At September 30, 2009, the anticipated effective income tax rate of 64.1% is attributable to state income taxes and income tax related to permanent differences.

We generated net income of $15,071 during the nine months ended September 30, 2009 as compared to net income of $66,583 during the nine months ended September 30, 2008.  The decrease was due to a delay in receiving follow-on contracts from the Federal Government.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

Net cash used in operations was $294,965 for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $129,582 for the nine months ended September 30, 2008.  The increase in cash used in operations was due primarily to an increase in receivables from government contracts of approximately $264,000, the payment of  approximately $72,000 of accrued incentive compensation and an approximately $33,000 decrease in accounts payable and accrued payroll liability in 2009.  We had working capital of $601,931 as of September 30, 2009 compared to working capital of $554,352 at December 31, 2008.

On January 9, 2009, we entered into a $50,000 line of credit agreement with Sun National Bank (“Sun”).  The line of credit is available to us for one year and is secured by a $50,000 Certificate of Deposit with Sun.

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

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,613, and is subject to annual increase.

In February 2009, we entered into a lease for a facility in Largo, Florida which will support production of our Advanced Diagnostic Electronic Portable Testset (ADEPT) product line, including quality assurance, field support, and life cycle management.  The lease runs through February 2010 at a total cost of $8,162 per year.

Off-Balance Sheet Arrangements

As of  September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended  September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

November 13, 2009	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)