Form 10-K
period 2009-12-31
MIKROS SYSTEMS CORP
filed 2010-03-31
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009
or
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter,  based on the last sales price of the issuer’s common stock as reported on the OTCBB was $4,945,714.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 29, 2010, 31,766,753 shares of the registrant's common stock were outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 3 of this report and “Item 6 - Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.   Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.

ITEM 1.  BUSINESS.

Mikros Systems Corporation (“Mikros,” the “Company,” “we” or “us”) was incorporated in the State of Delaware in June 1978.  We are an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

History of the Company

Founded in Albany, New York, Mikros was formed to leverage the microprocessor advancements coming out of the nearby General Electric Research and Development Center into state-of-the-art digital signal processing applications for the defense industry.  We specialized in developing technology and products advancing the state of military RF (radio frequency or wireless) and underwater data communications.  Through several U.S. Small Business Innovation Research (SBIR) awards in the early 1990s, we developed and fielded the AN/USQ-120 Multi-Frequency Link-11 Data Terminal Set still in use today by the U.S. Navy.

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

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

 Originally designated as the Multiple Function Distributed Test and Analysis Tool (MFDAT), the Adaptive Diagnostic Electronic Portable TestSet (ADEPT®) began as an SBIR investigation in 2002. Additional ADEPT development was completed through a series of SBIR grants and contracts. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness.  ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display.  A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids.  ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

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

ADEPT is being provided to the Navy’s Cruisers (CGs) and Destroyers (DDGs), through the US Navy’s Cruiser and Destroyer modernization program.  On September 29, 2008, we were awarded an $800,000 modification to our contract with Naval Air Warfare Center Port Hueneme Division for eight ADEPT LRIP units and additional logistics development work.  The logistics effort includes development of fielding support and calibration plans required for widespread use of ADEPT aboard U.S. Navy ships.  In April 2009, we received a $450,000 contract award for four ADEPT V2 systems which were delivered to the USS Mobile Bay (CG-53) and the USS Philippine Sea (CG-58) in December 2009.

In October 2009, we were awarded a contract by Technology Service Corporation (TSC) to provide project management and engineering support for the Common Digital Sensor Architecture (CDSA) project and new acquisition radar programs. This contract also provides for continuation of pre-production engineering tasks in support of the Adaptive Diagnostic Electronic Portable Testset (ADEPT).

The goal for ADEPT has been to obtain a multi-year Indefinite-Delivery, Indefinite-Quantity (IDIQ) contract for production, engineering, and logistics support.  On March 19, 2010, we were awarded and entered into an IDIQ contract with the Naval Surface Warfare Center.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related support.   An initial delivery order for 27 ADEPT units valued at $2,300,000 was awarded on March 22, 2010.  We expect  additional delivery orders during the five year term of the contract.  It should be noted that contracting with the Federal Government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

Additional Contracts and Recent Developments

In October 2007, we were awarded an SBIR Phase I contract through the U.S. Navy Space and Naval Warfare Systems Command ( SPAWAR ) .  This $100,000 effort titled “Small Buoy for Energy Harvesting” will collaborate in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  This communication package is designed to allow submarines to communicate with the Battle Group while operating at speed and depth.  This contract was structured as a base effort worth $70,000 and an option worth $30,000.  The option was exercised on October 30, 2008, and we are pursuing an SBIR Phase II follow-on contract with this customer.  If awarded, we could receive $750,000 or more to further develop this technology.

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

In February 2009, we were awarded a $10,000 subcontract from Gnostech, Inc of Warminster, Pennsylvania for engineering services in support of Gnostech’s program entitled "GPS Scenario Development and Test Support for both Electronic Protection and Electronic Attack Threat Environment."

In April 2009, we were awarded a $22,000 purchase order from Ocean Power Technologies, Inc. (OPT), to support proposal development for the Littoral Expeditionary Autonomous Power Buoy system for the U.S. Navy’s NUWC Keyport Program Office. As a direct result of this effort, in October 2009, OPT was awarded a prime contract for the first year of a proposed four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  In turn, OPT awarded us a $275,000 subcontract for the first year.  The LEAP system is designed for persistent littoral surveillance applications, and combines the OPT PowerBuoy technology with advanced multistatic radar and data fusion capabilities originally developed at the Rutgers University Institute of Marine and Coastal Sciences.  We will provide system architecture, design and integration support for the program.

In May 2009, we were awarded a $45,000 contract by the Navy to continue wireless network design studies for the new CVN-78 aircraft carrier USS Gerald R. Ford.  This program is a follow-on to work we performed in 2008 on network modeling and simulation for the Navy's PMW 750 Carrier Integration group.

In June 2009, we were awarded a $225,000 contract by DRS C3 Systems of Gaithersburg, Maryland to develop interface definitions for distance support applications in the Common Digital Sensor Architecture (CDSA) program. The CDSA Program will provide a common computing platform for above water sensors and will reduce the knowledge and skills required to operate and maintain the sensor systems, as well as improve the quality, quantity, and compatibility of collected field data. This work is an extension of the distance support experience that we gained under Adaptive Diagnostic Electronic Portable Testset (ADEPT) development contracts with the US Navy.

In December 2009, we were awarded a  new U.S. Navy contract to develop Network Vulnerability to Electronic Attack (NVEA) analysis and simulation software for the Naval Air Warfare Center, Weapons Division (NAWCWD).  The new contract extends support for the network analysis work we started under previous contracts, and is valued at $750,000 over two years. The NVEA development will support emerging Navy requirements for Mission Based Test Design (MBTD).  The Navy hopes to prove that mission-based evaluation will reduce costs and technical risks by introducing operational testing earlier in development programs, and will extend the service life of Naval assets by combining modeling and simulation with laboratory hardware-in-the-loop and a minimum number of operational units.  The NVEA tool will model electronic threats to modern tactical data links, which are an essential component of net-centric warfare (NCW).  NVEA will be implemented as a core library of modeling constructs and analytical functions that will be used in several applications.  Warfare analysts and system engineers will use NVEA to realistically model the effect of jamming on mission performance.  Mission planners will use NVEA to determine staging areas, ISR placement, attack routes, and tactics to minimize the effect of enemy communications jamming.

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

Our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, during the past two years, we  have expended substantial resources to capitalize on the Navy modernization program in order to generate sales of our ADEPT product for placement on  destroyers, cruisers  and additional U.S. Navy ships, and submarines.  These efforts resulted in the award of the $26,000,000 IDIQ contract with the US Navy described above.   Our primary operational focus going forward will be to generate delivery orders under this contract

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors as well as developing potential commercial applications.  For example, we recently entered into a memorandum of understanding with a global provider of telecommunications equipment and related services pursuant to which we will assist the global provider in marketing its products to the DoD.

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

Research and Development

We specialize in the development of electronic systems technology primarily for military applications.  All of our research and development costs in 2009 and 2008 were for the benefit of our customers, agencies of the Federal Government.  The customer-sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed.  In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Employees

As of December 31, 2009, we had ten full-time employees and one part-time employee working at our Fort Washington, Pennsylvania, Research & Development Center.  None of the employees belong to a labor union.  We believe relations with our employees are satisfactory.   We also use the services of subcontractors and/or consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

RISKS ASSOCIATED WITH OUR BUSINESS AND OR INDUSTRY

We have a history of operating losses.  Although we had net income of $31,777 for the year ended December 31, 2009 and a working capital surplus of $597,272, we still had an accumulated deficit of $11,281,018 at December 31, 2009.

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

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel.  The future success of our company depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Vice President of Engineering, Marc Dalby, Vice President of Business Development and Operations, and Henry Silcock, Chief Technology Officer.  We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

We rely on third-party contractors for certain engineering services that may be difficult to replace.  We currently provide a portion of our engineering services through third-party contractors such as DRS Technologies, Inc.  These services may not continue to be available on commercially reasonable terms, if at all.  Services that are not immediately replaceable would need to be internally developed, which could strain existing engineering personnel and require us to spend substantial time and resources to retain additional personnel or third-party contractors.  The loss or inability to maintain any of these engineering service providers could result in delays in the development of our products and services until equivalent services, if available, are identified, developed, and integrated, which could harm our business.

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

Our share ownership is highly concentrated.  Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 22.5% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.  In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

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

Corporate governance requirements are likely to increase our costs and make it more difficult to attract and retain qualified directors.   We are subject to the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC.  We expect that these and other new laws, rules and regulations will continue to increase our legal and financial compliance costs and place a significant burden on management.  We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance.  We may be required to accept reduced coverage or incur significantly higher premium costs to obtain coverage.  These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.   In addition, starting with our fiscal year ended December 31, 2007, we became subject to the requirements of Section 404 of the Sarbanes-Oxley Act which requires us to make annual assessments of our internal control over financial reporting and starting with our fiscal year ending December 31, 2010 to file an attestation of this assessment by our independent registered public accountants, unless extended by the SEC.  To date, we have taken required actions with respect to compliance with the attestation requirement under Section 404.  We engaged an outside consulting firm to assist in our efforts to comply with Section 404.  Any failure to improve our internal accounting controls or other problems with our control systems could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331.  Our engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where we lease approximately 2,513 square feet of general office space under a lease agreement that terminates in November 2010.   We maintain a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia.   Since February 1, 2009, we have also maintained a facility at 8076 114th Ave N., Largo, Florida 33777 which will support production of our Advanced Diagnostic Electronic Portable Testset (ADEPT) product line and quality assurance, field support, and life cycle management.  We believe that our office space is adequate to support our current and anticipated operations over the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

None.

PART II

ITEM 4.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Bid
	High	Low
2009
First Quarter	$0.27	$0.15
Second Quarter	0.35	0.19
Third Quarter	0.31	0.19
Fourth Quarter	0.39	0.19

2008
First Quarter	$0.72	$0.51
Second Quarter	0.60	0.45
Third Quarter	0.45	0.26
Fourth Quarter	0.40	0.18

The last price of our common stock as reported on the OTC Bulletin Board as of March  29, 2010 was $0.365 per share.

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

Holders

As of March 29, 2010, we had 392 holders of record of our common stock.

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

Overview

Our primary business focus is to pursue SBIR programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products, services, and business areas of the Company.  Since 2002, we have been awarded a number of Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2009 and 2008.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

We have completed the development of ADEPT and in 2009 have delivered more than 20 units to the US Navy.  On March 19, 2010, we were awarded and entered into an Indefinite-Delivery, Indefinite-Quantity (IDIQ) contract for production, engineering, and logistics support for ADEPT units.  The IDIQ is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related support.    An initial delivery order for 27 ADEPT units valued at $2,300,000 was awarded on March 22, 2010.  We expect additional delivery orders during the five year term of the contract.    It should be noted that contracting with the Federal Government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT, described beginning on Page 5 of this report, with broad appeal in both the government and commercial marketplace.  This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular phone service providers, and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products such as ADEPT we will develop key relationships with prime defense system contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In 2010, our primary strategic focus will be to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, during the past two years, we have expended  substantial resources to capitalize on the Navy modernization program in order to generate sales of our ADEPT product for placement on destroyers, cruisers and  additional U.S. Navy ships and submarines.  These efforts resulted in the award of the $26,000,000 IDIQ contract with the US Navy described above.   Our primary operational focus going forward will be to generate delivery orders under this contract.   .

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

Revenue Recognition

We are engaged in research and development contracts with the Federal Government to develop certain technology to be utilized by the US DoD. The contracts are cost plus fixed fee contracts and we account for these contracts using the percentage-of -completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long term contract.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements.   Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2009 and 2008, the Company had no advanced billings or unbilled revenue.

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

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the Federal Government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2009 and 2008.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. The deferred tax assets will be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock Options

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards. We have a fixed stock option plan which is described in Note 5 of our financial statements contained elsewhere in this report, to provide for the grant of stock options to eligible employees and directors.

Reclassification

Certain amounts for the prior period have been reclassified to conform to the current presentation.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (as codified in the FASB Accounting Standards Codification (“ASC”) under subtopic 105-10-05), which names the ASC as the single source of authoritative non-governmental GAAP.  The ASC reorganizes GAAP pronouncements into accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the ASC. We adopted the ASC effective September 30, 2009. The ASC impacted the reference to accounting pronouncements within our Notes to Consolidated Financial Statements, but had no impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements and Disclosures (as codified in the ASC under topic 820). The guidance will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This guidance also will require additional disclosures in annual reports. In February 2008, the FASB deferred for one additional year the effective date of the guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We elected the deferral and are currently evaluating the impact of this guidance on our consolidated financial statements.  In April 2009, the FASB updated the guidance to provide additional guidance for determining fair value when the volume and level of activity for an asset or liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. We adopted the provisions of this update effective January 1, 2010.  This guidance did not have a material impact on our position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (as codified in the ASC under topic 805).  This guidance establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This guidance applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. In April 2009, the FASB further updated the guidance for the initial recognition and measurement of assets and liabilities arising from contingencies in a business combination. Subsequent measurement of assets and liabilities arising from contingencies is determined on a systematic and rational basis depending on their nature. Contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination are required to be initially recognized at fair value and subsequently measured for contingent consideration arrangements.  The guidance is effective for all business combinations occurring on or after January 1, 2009.

In May 2009, the FASB issued SFAS 165, Subsequent Events (as codified in the ASC under topic 855). This guidance establishes general standards of accounting for disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance has not had a significant impact on our financial position or results of operations.

In June 2008, the Emerging Issues Task Force (“EITF”) ratified Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (as codified in the ASC under topic 815-40).  The guidance clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock.   The guidance is a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives.  We adopted this guidance on January 1, 2009 and was applicable to our convertible and redeemable equity instruments discussed in Note 3 of our consolidated financial statements included elsewhere in this report. The adoption of the guidance did not have a material impact on our financial statements.

In November 2007, the EITF reached a consensus on EITF 07-1: Accounting for Collaborative Arrangements (as codified in the ASC under topic 808ASC).   The guidance assists in determining whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The guidance has been effective for annual periods beginning after December 15, 2008. Entities are required to report the effects of applying the guidance as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of the guidance, the following is required to be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We adopted the guidance on January 1, 2009 and it did not have a material impact on its financial statements.

Results of Operations

Years ended December 31, 2009 and 2008

Total contract revenues in 2009 were $2,420,001 compared to $3,098,264 in 2008, a decrease of $678,263, or 22%. Contract revenues in both years were derived entirely from SBIR contracts.  Based on current backlog, the recent IDIQ contract for ADEPT units, and outstanding bids, we expect revenue to increase in future periods.

Costs of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.   Costs of sales were $1,101,383 in 2009 compared to $1,628,388 in 2008, a decrease of $527,005 or approximately 32%.  The decrease was primarily due to the delay in receiving follow-on contracts, resulting in reduced contract material and subcontract costs.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering expenses were $603,090 in 2009 compared to $578,105 in 2008, an increase of $24,985 or 4%.  The increase in engineering costs in 2009 was primarily due to additional indirect engineering labor costs and fringe benefits.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative expenses were $688,176 in 2009 compared to $761,428 in 2008, a decrease of $73,252 or 10%.  The decrease in 2009 was due primarily to the reduction in administrative labor, professional services, travel by employees, and no incentive compensation payments made in 2009.

The provision for income taxes was a benefit of $872 in 2009 compared to an expense of $78,261 for 2008, representing an effective income tax rate of -2.8%, and 58.7%, respectively.  The decrease in the effective federal income tax rate is attributable to the utilization of federal net operating loss carry forwards. During 2008, the effective income tax rate was primarily attributable to state income taxes and income tax related to permanent differences.

We generated net income of $31,777 in 2009 as compared to $55,099 in 2008, a decrease of $23,322 or 42%.   The decrease in net income was due to the delay in receiving follow-on contracts.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2009, we had cash and cash equivalents of $430,133 and net working capital of $597,272.  During the year ended December 31, 2009, net cash used in operating activities was $64,846 compared to $103,973 of net cash provided by operating activities in 2008.  The decrease was attributable to changes in working capital items; primarily an increase in accounts receivable which was only partially offset by increases in accounts payable.

During the year ended December 31, 2009, net cash used in investment activities was $13,551 compared to $0 in 2008.  The increase was attributable to capital equipment purchases for our research and development group.

In 2009, we entered into a $50,000 line of credit agreement with Sun National Bank (“Sun”).  The line of credit was available to us for one year.  In January 2010, the credit agreement was amended and extended for one year.  The line of credit is secured by a $50,000 Certificate of Deposit with Sun.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 7 are appended to this report beginning on page 34 located immediately after the signature page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company

Paul G. Casner	72	Chairman of the Board of Directors

Thomas C. Lynch	67	Director

Thomas J. Meaney	75	President, Chief Financial Officer, and Director

Tom L. Schaffnit	63	Director

Walter T. Bristow	52	Vice President of Engineering

Henry Silcock	57	Chief Technology Officer

Marc Dalby	45	Vice President, Business Development and Operations

Patricia A. Kapp	43	Secretary and Treasurer

Board of Directors

We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: regulatory and government affairs; accounting and finance; design, innovation and engineering; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below.  In addition, length of service on our Board has provided several directors with significant exposure to both our business and our industry in which we compete. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Paul G. Casner, Jr. has been a director of the Company since May 2002 and elected Chairman of the Board in October, 2009. Mr. Casner is the CEO and President of Integral Systems, Inc., a defense contractor based in Columbia, Maryland whose shares are listed on the Nasdaq Global Select Market.  Prior to joining Integral Systems, from 1999 to March 2005, Mr. Casner served as Executive Vice President and Chief Operating Officer of DRS Technologies, Inc.  From 1994 to 1998, Mr. Casner served as President of the Electronic Systems Group of DRS Technologies. Before joining DRS Technologies, Mr. Casner was the Chairman and Chief Executive Officer of Technology Applications and Service Company.  Mr. Casner has over 40 years of Defense Industry experience, including several senior positions in Business Management, Technical Management, Strategic Planning and Business Development. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. Mr. Casner serves on the boards of Integral Systems Inc., and Atair Aerospace Incorporation.  As a result of these and other professional experiences, Mr. Casner possesses particular knowledge and experience in business development, technology development and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas C. Lynch has been a Director of the Company since February 1997.  Mr. Lynch has served as a Managing Director of The Musser Group since 2007 and as a Consultant for Jones Lang LaSalle, formerly The Staubach Company, since 2001.  Mr. Lynch served as Senior Vice President of Safeguard Scientifics, Inc. from November 1995 to August 2001 and was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc, a Safeguard subsidiary.  Mr. Lynch, a retired Navy Admiral, serves as a Director on the following boards: InfoLogix, a public company listed on the Nasdaq Capital Market, Telkonet, a public company whose shares are traded on the OTC Bulletin Board, Armed Forces Benefit Association, Buckeye Insurance Company, PRWT Services, Inc., and USO World Board of Governors.   He has served as President of Valley Forge Historical Society and Chairman of the Cradle of Liberty Council, Boy Scouts of America. He currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation.  As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas J. Meaney has been a Director of the Company since July 1986 and was Chairman of the Board from June 1997 until February 1999. He served as  President of the Company from  June 1986 until February 1997.  On September  30, 1998, he was reappointed President of the Company.  From February 1983 to June 1986, Mr. Meaney was Senior Vice President and Director of Robotic Vision Systems Incorporated (“RVSI”), a manufacturer of robotic vision systems.  Mr. Meaney served as a Director of RVSI until 1991.  Prior to 1983, he was Vice President - Business Development, International of Norden Systems and President - Norden Systems Canada, both divisions of United Technologies Corporation and developers of computer and electronic products and systems.  Mr. Meaney presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania.  Mr. Meaney serves as a director of Ocean Power Technologies, Inc., a public company listed on the Nasdaq Global Market.  As a result of these and other professional experiences, Mr. Meaney possesses particular knowledge and experience in management, manufacturing, the defense industry and board practices of other corporations that strengthen the Board’s collective qualifications, skills, and experience.

Tom L. Schaffnit has been a Director of the Company since June 2000.  Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in vehicle safety communications, automotive telematics, and wireless data communications.  He was previously President of CUE Data Corporation, responsible for creating and implementing new datacasting services on a nationwide wireless network.  Previously, he served as a Senior Manager with Deloitte & Touche Consulting Group, and as Director with Nordicity Group. In September 2009, Mr. Schaffnit declared bankruptcy resulting from a downturn in the real estate industry. Mr. Schaffnit remains actively involved in the evolution of wireless technologies and standards. He is currently active in the SAE DSRC Technical Committee, which is developing standard message sets and minimum performance requirements for vehicle-to-vehicle and vehicle-to-infrastructure wireless communications.  As a result of these and other professional experiences, Mr. Schaffnit possesses particular knowledge and experience in technology development and management that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

The principal occupation and business experience, for at least the past five years, of each current executive officer is as follows:

Walter T. Bristow has been Vice President of Engineering since August 2007 and served as our Director of Engineering from October 2003.  Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, where he was responsible for wireless network development and implementation, software engineering, corporate telecommunication, and information technology.   Prior to Clariti, Mr. Bristow spent 13 years with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment, where he worked in hardware engineering, integration, and design for state-of-the-art military radio communications equipment.

Marc Dalby has been with the Company since November 2007.  In October, 2009, he was promoted to the position of Vice President, Business Development and Operations. Prior to Mikros, from 2006 until November 2007, Mr. Dalby served as Vice President of Business Systems and Strategy for London Bridge Trading Company, a defense industry manufacturing firm. From 2005 until 2006, Mr. Dalby was Vice President, Contracts and Sales Channel Development for ADS, Inc., a distribution and logistics management firm specializing in military special operations. He has held other senior-level program management and business development positions in both technology and services-oriented organizations, including DRS Technologies. Mr. Dalby is a Navy veteran and has a BS in Business/Marketing and an MBA.

Henry Silcock has been Chief Technology Officer since February, 2009, and was a Senior Staff Engineer from 2003 until 2009. Mr. Silcock was the program manager on several Mikros wireless R&D projects including the RWSE program, which incorporated EMC analysis capabilities into wireless network design software; the NVEA program, developing simulation tools for tactical data link analysis; and several programs developing shipboard networks. Mr. Silcock has more than thirty years experience and has been lead engineer on a number of successful R&D programs, including frequency-diversity modems for tactical radio networks, telemetry networks for ocean-going buoys, and digital voice pager design and development. He also has experience in network and system simulation, software and microprocessor architecture, custom VSLI development, DSP and real-time systems.

Patricia A. Kapp has been Corporate Secretary of the Company since April 1996.  In September 1998, Ms. Kapp was also named Treasurer.  Ms. Kapp has served in various capacities with the Company since 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC.  All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons, except that Henry Silcock and Marc Dalby did not timely file Form 3s upon becoming officers of the Company.

Audit Committee

In March 2004, the board of directors formed an Audit Committee. The members of the Audit Committee are Tom L. Schaffnit (Chair), Thomas C. Lynch, and Paul G. Casner, Jr.  The Audit Committee oversees and monitors management’s and the independent outside auditors’ participation in the accounting and financial reporting processes and the audits of the financial statements of the Company.  The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the outside independent auditors and to consult with the independent auditors and the appropriate officers of the Company on matters relating to outside auditor independence, corporate financial reporting, accounting procedures and policies, adequacy of financial accounting and operating controls, and the scope of audits. The Audit Committee is governed by an Audit Committee Charter, which was adopted on March 10, 2004 and amended on March 17, 2008 and February 9, 2009.

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

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   Our Code of Business Conduct and Ethics is also available on our website, www.mikrossystems.com , or without charge upon written request directed to Patricia A. Kapp, Secretary, Mikros Systems Corporation, 707 Alexander Road, Building Two, Suite 208, Princeton, New Jersey 08540.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Total ($)

Thomas J. Meaney	2009	177,650	-	177,650
President,	2008	177,650	-	177,650
Chief Executive Officer and Chief Financial Officer

Walter T. Bristow	2009	139,264	7,020	146,284
Vice President	2008	139,264	-	139,264
of Engineering

Henry Silcock (2)	2009	144,200	7,020	151,220
Chief Technology Officer

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 2 of our Consolidated Financial Statements.

(2)	Henry Silcock was appointed Chief Technology Officer in February 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options for each named executive officer outstanding as of December 31, 2009:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date

Thomas J. Meaney	16,666	8,334	(1)	0.55	10/3/2017

Walter T. Bristow	20,000	30,000	(2)	0.55	10/3/2017
	0	40,000	(3)	0.20	7/12/2019

Henry Silcock	16,000	24,000	(2)	0.55	10/3/2017
	0	40,000	(3)	0.20	7/12/2019

(1)	The stock options were granted on October 3, 2007 and vest in equal annual installments over a three year period commencing on the date of grant.
(2)	The stock options were granted on October 3, 2007 and vest in equal annual installments over a five year period commencing on the date of grant.
(3)	The stock options were granted on July 13, 2009 and vest in equal annual installments over a five year period commencing on the date of grant.

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

On October 3, 2007, we issued options to Messrs. Meaney, Bristow, and Silcock under the 2007 Stock Incentive Plan to purchase 25,000,  50,000, and 40,000 shares of common stock, respectively, at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. Mr. Meaney’s options vest in three equal annual installments and terminate ten years from the date of grant.   Messrs. Bristow’s and Silcock’s options vest in five equal annual installments and terminate ten years from the date of grant.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2007 Stock Incentive Plan” in Item 11 below.

On December 19, 2007 we revised our arrangement with Mr. Meaney, who apportions his professional time between the Company and his consulting firm which provides services to various defense contractors.   In recent years, he has devoted approximately 50% of his professional time to the Company.  In light of the resignation of our Executive Vice President on September 1, 2007, the growth of the Company in 2007, and the importance of Mr. Meaney to both  our operations and continued growth, Mr. Meaney has been required to and is expected to continue to devote substantial additional time and attention to the Company.  In recognition of the forgoing, effective January 1, 2008, we expected, and since that time Mr. Meaney has devoted approximately 75% of his professional time to the Company and his annual compensation was increased from approximately $105,000 in 2007 to approximately $160,000 in 2008.  We expect that Mr. Meaney will continue to devote approximately 75% of his professional time to the Company.

On July 13, 2009, we issued options to Mr. Bristow and Mr. Silcock under the 2007 Stock Incentive Plan to purchase 40,000 shares of common stock at an exercise price of $0.20 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant.  The options vest in five equal annual installments and terminate ten years from the date of grant.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2007 Stock Incentive Plan” in Item 11 below.

The options issued to Messrs. Meaney, Bristow, and Silcock were issued under our 2007 Stock Incentive Plan which provides for certain benefits upon a change in control of the Company.  Specifically, upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2009 for those persons who served as members of our Board of Directors during 2009:

Name(1)	Fees earned or paid in cash ($)	Option Awards (2) ($)	Total ($)

Wayne E. Meyer (3)	5,000	0	5,000

Paul G. Casner (4)	5,000	3,510	8,510

Thomas C. Lynch (4)	5,000	3,510	8,510

Tom L. Schaffnit (5)	5,000	3,510	8,510

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our board of directors in 2009.
(2)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, "Compensation-Stock Compensation," or ASC 718.  The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 2 of our consolidated financial statements.

(3)	Wayne E. Meyer served as the chairman of our board of directors until his death on September 1, 2009.
(4)
As of December 31, 2009, Messrs. Casner and Lynch each owned options to purchase 25,000 and 20,000 shares of our common stock, respectively, at exercise prices of $0.55 and $0.20 per share, respectively.

(5)	As of December 31, 2009, Mr. Schaffnit owned options to purchase 361,818, 25,000 and 20,000 shares of common stock at exercise prices of $0.1658, $0.55 and $0.20 per share, respectively.

Narrative Disclosure To Director Compensation Table

We pay an annual fee of $5,000 to each of our directors who is not an employee of the Company.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.  On October 3, 2007, we issued options to each member of our board of directors under the 2007 Stock Incentive Plan to purchase 25,000 shares of common stock  at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. On July 13, 2009, we issued options to certain members of our board of directors under the 2007 Stock Incentive Plan to purchase 20,000 shares of common stock at an exercise price of $0.20 per share, the last sales price of our common stock as reported on the OTC Bulletin Board on the date of grant. The options vest in three equal annual installments and terminate ten years from the date of grant.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2007 Stock Incentive Plan” in Item 11 below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March 29, 2010 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)	Percent of Class

5% Beneficial Owners:

Princeton Valuation Consultants, L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	2,920,050(2)	9.2%

Estate of Wayne E. Meyer	3,079,988(3)	9.7%

Directors and Executive Officers:

Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	33,000(4)	*

Paul G. Casner	415,066(5)	1.3%

Patricia A. Kapp	183,000(4)	*

Thomas C. Lynch	399,066(5)	1.3%

Thomas J. Meaney	5,528,508(6)	17.4%

Tom L. Schaffnit	1,119,943(7)	3.5%

Henry Silcock	16,000(8)	*

Marc Dalby	4,000(9)	*

All Current Directors and Officers as a Group (eight persons)	7,698,583	22.5%

*Less than 1%

(1)
The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of  March 29, 2010 upon the exercise or conversion of any options, warrants or other convertible securities.  This table has been prepared based on 31,766,753 shares of common stock outstanding on March 29, 2010.  Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)	Includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.
(3)	Includes 30,000 shares issuable upon conversion of Series B Convertible Preferred Stock and 8,333 shares issuable upon exercise of options.
(4)	Includes 20,000 shares issuable exercise of options. Does not include 70,000 shares issuable upon exercise of options subject to vesting.
(5)	Includes 16,666 shares issuable upon exercise of options. Does not include 28,334 shares issuable upon exercise of options subject to vesting.
(6)
Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock, and 16,666 shares issuable upon exercise of options.  Does not include 8,334 shares issuable upon exercise of options subject to vesting.

(7)	Includes 378,484 shares issuable upon the exercise of options. Does not include 28,334 shares issuable upon exercise of options subject to vesting.
(8)	Consists of shares issuable upon exercise of options. Does not include 64,000 shares issuable upon exercise of options subject to vesting.
(9)	Consists of shares issuable upon exercise of options. Does not include 46,000 shares issuable upon exercise of options subject to vesting.

Convertible Preferred Stock

The following table sets forth certain information, as of March 29,  2010, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent Of Class

5% Beneficial Owners:

Princeton Valuation Consultants L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	202,500	79.4%

Directors and Executive Officers:

Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	50,000	19.6%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (eight persons)	50,000	19.6%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 29, 2010, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and  executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

5% Beneficial Owners:

The Mercantile & General Reinsurance Company, PLC Moorfields House Moorfields London EC2Y 9AL	91,342	8.3%

Princeton Valuation Consultants, L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	231,961	21.0%

Directors and Executive Officers:

Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Thomas C. Lynch	--	--

Patricia A. Kapp	--	--

Thomas J. Meaney	649,925	59.0%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (eight persons)	649,925	59.0%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 29, 2010, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Directors and Executive Officers:

Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	5,000	100.0%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (eight persons)	5,000	100.0%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

Series D Preferred Stock

The following table sets forth certain information, as of March 29, 2010, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and  executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent Of Class

5% Beneficial Owners:

Princeton Valuation Consultants, L.L.C. 5 Vaughn Drive Princeton, New Jersey 08540	138,000	20.0%

Frederick C. Tecce c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	138,000	20.0%

JoAnne E. Burns c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

George W. Taylor c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

Estate of Wayne E. Meyer	138,000	20.0%

Directors and Executive Officers:

Walter T. Bristow 220 Commerce Drive, Suite 300 Fort Washington, Pennsylvania 19034	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	138,000	20.0%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (eight persons)	138,000	20.0%

(1)	Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2009:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category

Equity compensation plans approved by security holders	361,818	$0.1658	0

Equity compensation plans not approved by security holders	748,333	$0.4018	2,251,667
Total	1,110,151	$0.3249	2,251,667

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.  As of the date of this report, we have issued options under the Plan to purchase 748,333 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

We paid Wayne E. Meyer, and his estate, $1,500 per month for use of office space at Three Crystal Park, 2231 Crystal Drive, Suite 1005 in Arlington, Virginia.  Mr. Meyer served as the Chairman of our Board of Directors until his death on September 1, 2009.

Director Independence

With regard to our audit committee, the board of directors has determined that Messrs. Casner, Lynch and Schaffnit, who constitute all members of the audit committee, are independent with respect to the independence criteria for audit committee members set forth in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market,  we have determined that Paul G. Casner, Thomas  C. Lynch, and Tom L. Schaffnit (Chair), who constitute a majority of our board of directors, are independent.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

On October 1, 2009, ParenteBeard LLC was appointed by the Audit Committee as the Company's independent registered public accounting firm for the year ended December 31, 2009. The Company's previous independent registered public accounting firm, Beard Miller, resigned as auditors of the Company when they combined their firm with ParenteBeard LLC.

We have engaged ParenteBeard LLC and Beard Miller Company LLP for the audit of our financial statements for the years ended December 31, 2009 and 2008, respectively, and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q during the years ended December 31, 2009 and 2008 for a fee of $36,716 and $35,000 respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2009 and 2008.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2009 and 2008.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2009 and 2008.

Audit Committee Pre-Approval Policies and Procedures

All auditing services and non-audit services (other than the de minimis exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved by the Audit Committee. Any future Audit-Related Fees and Tax Fees will be pre-approved by the Audit Committee.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.5	Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 1988).
3.6	Certificate of Designations of Series D Preferred Stock (incorporated by reference to Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994).
10.1	Mikros Systems Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2007).
14.1	Mikros Systems Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-QSB filed August 11, 2006).
16.1	Letter from Beard Miller Company LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to Form 8-K filed October 5, 2010).
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Dated: March 31, 2010	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	March 31, 2010
Paul G. Casner, Director

/s/ Thomas C. Lynch	March 31, 2010
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	March 31, 2010
Thomas J. Meaney, Director

/s/ Tom L. Schaffnit	March 31, 2010
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheets of Mikros Systems Corporation (the Company) as of December  31, 2009 and 2008, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC Malvern, Pennsylvania March 30, 2010

MIKROS SYSTEMS CORPORATION
BALANCE SHEET

	DECEMBER 31,	DECEMBER 31,
	2009	2008
Current assets

Cash and cash equivalents	$430,133	$508,530

Investment securities (Note 2)	50,000	100,000

Receivables on government contracts (Note 2)	416,865	169,766

Other current assets	42,075	32,483

Total current assets	939,073	810,779

Patents and trademarks (Note 2)	5,383	5,383

Less: accumulated amortization	(1,099)	(760)
	4,284	4,623
Property and equipment (Note 2)

Equipment	28,175	14,625

Furniture & fixtures	9,264	9,264
	37,439	23,889

Less: accumulated depreciation	(19,900)	(15,235)

Property and equipment, net	17,539	8,654

Deferred tax assets (Note 4)	26,000	18,000

Total assets	$986,896	$842,056

(Continued)
See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION
BALANCE SHEET
 (continued)

	DECEMBER 31,	DECEMBER 31,
	2009	2008
Current liabilities

Accrued payroll and payroll taxes	$98,864	$98,193
Accounts payable and accrued expenses	236,783	158,234
Other current liabilities	6,154	-

Total current liabilities	341,801	256,427

Long-term liabilities	-	11,170

Total liabilities	341,801	267,597

Redeemable series C preferred stock
par value $.01 per share, authorized 150,000 shares, issued
and outstanding 5,000 shares (involuntary liquidation value- $80,450)	80,450	80,450

Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433
shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized
2,000,000 shares, issued and outstanding 255,000 shares (involuntary
liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value
-$1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares,
issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,507,521	11,468,662

Accumulated deficit	(11,281,018)	(11,312,795)

Total shareholders' equity	564,645	494,009

Total liabilities and shareholders' equity	$986,896	$842,056

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008

Contract Revenues	$2,420,001	$3,098,264

Cost of sales	1,101,383	1,628,388

Gross margin	1,318,618	1,469,876

Expenses
Engineering	603,090	578,105
General and administrative	688,176	761,428

Total expenses	1,291,266	1,339,533

Income from operations	27,352	130,343

Other income:
Interest	3,553	3,017

Net income before income taxes	30,905	133,360

Income tax expense (benefit)	(872)	78,261

Net income	$31,777	$55,099
Basic and diluted earnings per share	$-	$-

Weighted average number of shares outstanding	31,766,753	31,766,753

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock Series B $0.01 Par Value		Preferred Stock $0.01 Par Value		Preferred Stock Series D $0.01 Par Value
	Number	Par	Number	Par	Number	Par
	of shares	Value	of shares	Value	of shares	Value

Balance, January 1, 2008	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

Net Income	-	-	-	-	-	-

Balance, December 31 ,2008	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

Stock Compensation – Options	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, December 31, 2009	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

	Common Stock $0.01 Par Value		Capital in
	Number	Par	Excess of	Accumulated
	of shares	Value	Par Value	Deficit	Total

Balance, January 1, 2008	31,766,753	$317,668	$11,430,668	$(11,367,894)	$400,916
Stock compensation – options	-	-	37,994	-	37,994
Net income	-	-		55,099	55,099

Balance, December 31, 2008	31,766,753	317,668	11,468,662	(11,312,795)	494,009

Stock compensation – options	-	-	38,859	-	38,859
Net income	-	-		31,777	31,777

Balance, December 31, 2009	31,766,753	$317,668	$11,507,521	$(11,281,018)	$564,645

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2009	2008

Cash flow from operating activities:
Net income	$31,777	$55,099
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	4,998	4,787
Deferred tax (benefit) expense	(8,000)	52,500
Stock compensation – options	38,859	37,994

Net changes in operating assets and liabilities
Decrease (increase) in investment securities	50,000	(100,000)
Decrease (increase) in receivables on government contracts	(247,099)	133,703
Decrease (increase) in other current assets	(9,592)	(356)
(Decrease) increase in accounts payable and accrued expenses	78,550	(87,900)
(Decrease) increase in accrued payroll and payroll taxes	671	11,436
(Decrease) increase in other current liabilities	6,154	-
(decrease) increase in long-term liabilities	(11,164)	(3,290)

Net cash (used In) provided by operating activities	(64,846)	103,973

cash flow from investing activities:

Purchase of property and equipment	(13,551)	-

net cash (used in) provided by investing activities:	(13,551)	-

net (decrease) increase in cash and cash equivalents	(78,397)	103,973

Cash and cash equivalents, beginning of year	508,530	404,557

Cash and cash equivalents, end of year	$430,133	$508,530

Supplementary cash flows information:

Income taxes paid	$5,550	$34,300

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Mikros Systems Corporation (“Mikros,” the “Company,” “we” or “us”) is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (DoD) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

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

Investment Securities

Short-term investments are retained to comply with our line of credit facility and consist of certificates of deposit. As of December 31, 2009 and 2008, the Company had $50,000 and $100,000 in certificates of deposit, respectively.

Fair value of financial instruments

The carrying value of cash and cash equivalents, investment securities, receivables on government contracts, and accounts payable approximates fair value due to the current maturity of these instruments.

Concentrations of credit risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company maintains its cash primarily in investment accounts within large financial institutions. The Federal Deposit Insurance Corporation insures these balances up to $250,000 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk. As of December 31, 2009, the Company had $13,499 in excess of the Federal Deposit Insurance limitation.

Receivables on Government Contracts are stated at outstanding balances, less an allowance for doubtful accounts, if necessary.  When necessary, the allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

If required, the allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due.  All of our business is conducted with the Federal Government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2009 and 2008, respectively.

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 years. Depreciation expense amounted to $3,337 and $3,125 for years ended December 31, 2009 and 2008, respectively.

Furniture and Fixtures are stated at cost.  Depreciation expense is computed using the straight-line method based on estimated useful lives of 7 years.  Depreciation expense amounted to $1,323 and $1,324 for the years ended December 31, 2009 and 2008.

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

For each of the years ended December 31, 2009 and 2008, amortization expense amounted to $338, which related to the cost of the patents and trademarks. These costs are being amortized over their 10 year legal lives.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2009 or 2008.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Stock Options

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.

	2009	2008
	3 and 5 year options	3 year options	5 year options

Expected Life	6.5	7.5	5
Expected volatility	117.2%	122%	122%
Risk-free interest rate	2.94%	2.71%	2.71%

Revenue Recognition

The Company is engaged in research and development contracts with the Federal Government to develop certain technology to be utilized by the US Department of Defense. The contracts are cost plus fixed fee contracts and revenue is recognized based on the extent of progress towards completion of the long term contract.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2009 and 2008, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2009 and 2008, the Company had no advanced billings.

Income Taxes

The Company accounts for income taxes under a liability method.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse.  Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of a deferred tax asset will not be realized.

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified.  Therefore the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2009 and 2008.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties, they will be included as an operating expense.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company provides a dual presentation of basic and diluted earnings per share on the face of the statement of income.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (as codified in the FASB Accounting Standards Codification (“ASC”) under subtopic 105-10-05), which names the ASC as the single source of authoritative non-governmental GAAP.  The ASC reorganizes GAAP pronouncements into accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the ASC. The Company adopted the ASC effective September 30, 2009. The ASC impacted the reference to accounting pronouncements within the Company’s Notes to Consolidated Financial Statements, but had no impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements and Disclosures (as codified in the ASC under topic 820). The guidance will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This guidance also will require additional disclosures in annual reports. In February 2008, the FASB deferred for one additional year the effective date of the guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company elected the deferral and is currently evaluating the impact of this guidance on its consolidated financial statements.  In April 2009, the FASB updated the guidance to provide additional guidance for determining fair value when the volume and level of activity for an asset or liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The Company adopted the provisions of this update effective January 1, 2010.  This guidance did not have a material impact on our position, results of operations or cash flows. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (as codified in the ASC under topic 805).  This guidance establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This guidance applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. In April 2009, the FASB further updated the guidance for the initial recognition and measurement of assets and liabilities arising from contingencies in a business combination. Subsequent measurement of assets and liabilities arising from contingencies is determined on a systematic and rational basis depending on their nature. Contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination are required to be initially recognized at fair value and subsequently measured for contingent consideration arrangements.  The guidance is effective for the Company for all business combinations occurring on or after January 1, 2009.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

In May 2009, the FASB issued SFAS 165, Subsequent Events (as codified in the ASC under topic 855). This guidance establishes general standards of accounting for disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance has not had a significant impact on the Company’s financial position or results of operations.

In June 2008, the Emerging Issues Task Force (“EITF”) ratified Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (as codified in the ASC under topic 815-40).  The guidance clarifies how to determine whether certain instruments or features were indexed to an entity’s own stock.   The guidance is a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives.  The Company adopted this guidance on January 1, 2009 and was applicable to the Company’s convertible and redeemable equity instruments discussed in Note 3. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In November 2007, the EITF reached a consensus on EITF 07-1: Accounting for Collaborative Arrangements (as codified in the ASC under topic 808ASC).   The guidance assists in determining whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The guidance is effective for annual periods beginning after December 15, 2008. Entities are required to report the effects of applying the guidance as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of the guidance, the following is required to be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. The Company adopted the guidance on January 1, 2009 and it did not have a material impact on its financial statements.

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

Series B Convertible Preferred Stock

Each share of Series B Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per common share to be paid upon conversion and entitles the holder thereof to cast three votes on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon redemption of the Series C Preferred Stock an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock which were accrued by the Company.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, the accrued dividends in arrears of $828,000 remain outstanding at December 31, 2009.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The income tax provision is comprised of the following for the year ended December 31:

	2009	2008

Current state tax expense	$7,128	$25,761
Deferred federal tax expense (benefit)
	(8,000)	52,500

Income tax (benefit) expense	$(872)	$78,261

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2009	2008

Federal statutory rate	34.0%	34.0%
State taxes	8.8	12.9
Permanent Differences	65.7	14.4
Utilization of net operating
loss carry forwards and
Reduction of deferred tax asset
valuation allowance	(111.3)	(2.6)

Effective tax rate	-2.8%	58.7. %

Total available net operating loss carry forwards at December 31, 2009 are reflected in the following schedule:

Year of Expiration	Available for Federal Tax Purposes

2011	1,329,000
2012	339,000
2019	307,000
2021	77,000
2022	39,000
2023	107,000
$2,198,000

During 2009, federal net operating loss carry forwards of approximately $121,000 were utilized by the Company for purposes of the Company’s tax provision. The Company’s valuation allowance associated with the related deferred tax assets was increased by approximately $33,000 in 2009 and was reduced by approximately $1,000 in 2008 based on the Company’s anticipated profitability on existing contracts in the near term.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets consist of the following as of December 31:

	2009	2008

Deferred tax asset:
Fixed Assets & Other	$49,000	$32,000
Net operating loss
Carry forwards	747,000	789,000
Valuation allowance	(770,000)	(803,000)

Net deferred tax asset	$26,000	$18,000

The Company is not currently under examination by the Internal Revenue Service. The Unites States federal statute of limitations remains open for the years 2006 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2004.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

A summary of the status of the Company’s Incentive Stock Option Plan as of December 31, 2009 and 2008 is presented below:

	2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Options outstanding - beginning of year	361,818	$0.17	-
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled	-	-	-
Options outstanding - end of year	361,818	$0.17	-
Options exercisable - December 31, 2009	361,818	$0.17	-

	2008
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Options outstanding - beginning of year	361,818	$0.17	1.16
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled	-	-	-
Options outstanding - end of year	361,818	$0.17	-
Options exercisable - December 31, 2008	361,818	$0.17	-

The aggregate intrinsic value of options outstanding and exercisable under the Incentive Stock Option Plan at December 31, 2009 and 2008 was approximately $62,982 and $18,100 respectively.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2009 and 2008.  The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

2007 Incentive Stock Option Plan

On October 3, 2007, the Company issued stock options to each member of its board of directors, key employees and consultants under the Company’s 2007 Stock Incentive Plan.  Directors of the Company were granted options to purchase a total of 125,000 shares of the Company’s common stock, which vest over a three-year period.  Key employees of the Company were granted options to purchase a total of 305,000 shares of the Company’s common stock which vest over a five-year period.  All of the options are exercisable at $.55 per share, the last sales price of the Company’s common stock as reported on the OTC Bulletin Board on the date of grant.    In 2008, the Company granted to an employee of the Company, options to purchase 10,000 shares of the Company’s common stock which vest over a five year period.  The options are exercisable at $.62 per share.  All of the options have a term of 10 years and vest in equal annual installments over a three or five year period.  In July 2009, the Company issued options to purchase 345,000 shares of the Company’s common stock under the Company’s 2007 Stock Incentive Plan.  The options vest over a five year period and are exerciseable at $.20 per share, the last sales price of the Company’s common stock as reported on the OTC Bulletin Board on the date of grant.

	2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Options outstanding - beginning of year	420,000	$0.55	8.75
Granted	345,000	0.20	9.53
Exercised	-	-	-
Forfeited / Cancelled	(16,667)	-	-

Weighted-average fair value of options granted during the year		$0.18
Options outstanding - end of year	748,333	$0.40	8.75
Options exercisable - December 31, 2009	182,664	$0.55	7.76

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

	2008
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Options outstanding - beginning of year	430,000	$0.55	8.75
Granted	10,000	0.62	-
Exercised	-	-	-
Forfeited / Cancelled	(20,000)	0.55	-

Weighted-average fair value of options granted during the year		$0.30
Options outstanding - end of year	420,000	$0.55	8.75
Options exercisable - December 31, 2008	98,666	$0.55	8.75

As of December 31, 2009 and 2008, there were 182,664 and 98,666 options exercisable, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2009 and 2008 under the 2007 Stock Incentive Plan was $48,268 and $0, respectively.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2009.  The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

There were a total of 557,336 unvested options at December 31, 2009, with a fair value of approximately $167,666.  As of December 31, 2009, there was approximately $123,804 of unamortized stock option compensation expense.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEBT

On January 9, 2009, the Company entered into a $50,000 line of credit agreement with Sun National Bank (“Sun”).  The line of credit is secured by a $50,000 Certificate of Deposit with Sun.  Proceeds from the revolving credit facility are used to manage daily operations.  Interest on outstanding amounts will be charged at 3.25% rate, plus an applicable margin not to exceed 6.0%, subject to certain restrictions as defined in the agreement.  There were no borrowing during the year ended December 31, 2009.

On January 10, 2010, the Company renewed its $50,000 line of credit agreement with Sun National Bank (“Sun”).  The line of credit will be available to the Company for one year.  The line of credit is secured by a $50,000 Certificate of Deposit with Sun and recorded as investment securities within our balance sheet.

NOTE 7 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows:

	2009	2008

Net income applicable to common shareholders - basic	$31,777	$55,099

Addbacks:
Unamortized compensation expense benefit, net of tax	-	-

Net income applicable to common shareholders - diluted	$31,777	$55,099

Weighted average basic shares outstanding	31,766,753	31,766,753

Assumed conversion of preferred stock	3,562,299	3,562,299

Dilutive effect of options	361,816	144,484

Weighted average dilutive shares outstanding	35,690,868	35,473,536

Earnings per share – diluted	$-	$-

At December 31, 2009 and 2008, there were 748,333 and 420,000 shares issuable upon exercise of options which were excluded from the computation of dilutive earnings per share due to their anti-dilutive effect, respectively.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS

In September 2005, Company executed a lease for engineering office space located in Fort Washington, Pennsylvania that continues for 63 months.  The terms of the lease include an annual rate increase through the end of the lease.

Total rent expense during 2009 and 2008 was $70,394 and $62,912 respectively.  The Company has $63,755 in future obligations under non-cancellable operating leases that are due in 2010 in their entirety.

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2009 and 2008, the Company paid rent of $18,000 to a corporation owned by one of the Company's directors for a location in which the Company operates.