Form 10-Q
period 2010-03-31
MIKROS SYSTEMS CORP
filed 2010-05-17
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 17, 2010.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2010	2009
Current assets

Cash and cash equivalents	$210,525	$430,133

Certificate of deposit, securing line of credit	50,000	50,000

Receivables on government contracts	434,280	416,865

Other current assets	47,938	42,075

Total current assets	742,743	939,073

Patents and trademarks	5,383	5,383

Less: accumulated amortization	(1,183)	(1,099)
	4,200	4,284
Property and equipment

Equipment	29,073	28,175

Furniture & fixtures	9,264	9,264
	38,337	37,439

Less: accumulated depreciation	(21,607)	(19,900)

Property and equipment, net	16,730	17,539

Deferred tax assets	36,973	26,000

Total assets	$800,646	$986,896

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)
(continued)

	MARCH 31,	DECEMBER 31,
	2010	2009
Current liabilities

Accrued payroll and payroll taxes	$102,824	$98,864
Accounts payable and accrued expenses	146,973	236,783
Other current liabilities	4,612	6,154

Total current liabilities	254,409	341,801

Long-term liabilities	-	-

Total liabilities	254,409	341,801

Redeemable series C preferred stock
par value $.01 per share, authorized 150,000 shares, issued
and outstanding 5,000 shares (involuntary liquidation value
- $80,450)	80,450	80,450

Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433
shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized
2,000,000 shares, issued and outstanding 255,000 shares (involuntary
liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, authorized 690,000 shares issued and outstanding (involuntary liquidation value
- $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares,
issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,518,659	11,507,521

Accumulated deficit	(11,391,014)	(11,281,018)

Total shareholders' equity	465,787	564,645

Total liabilities and shareholders' equity	$800,646	$986,896

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended,
	March 31,	March 31,
	2010	2009

Contract Revenues	$562,381	$507,310

Cost of sales	258,219	202,130

Gross margin	304,162	305,180

Expenses
Engineering	151,571	154,565
General and administrative	268,434	173,100

Total expenses	420,005	327,665

Loss from operations	(115,843)	(22,485)

Other income:
Interest	1,315	3

Net loss before income taxes	(114,528)	(22,482)

Income tax expense (benefit)	(4,532)	(12,603)

Net loss	$(109,996)	$(9,879)
Basic and diluted earnings per share	$-	$-

Weighted average number of shares outstanding	31,766,753	31,766,753

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,	March 31,
	2010	2009

Cash flow from operating activities:
Net loss	$(109,996)	$(9,879)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	1,791	768
Deferred tax (benefit) expense	(10,973)	(9,312)
Stock compensation – options	11,138	7,237

Net changes in operating assets and liabilities
Decrease (increase) in investment securities	-	(50,000)
Decrease (increase) in receivables on government contracts	(17,415)	(55,605)
Decrease (increase) in other current assets	(5,863)	(42,280)
(Decrease) increase in accounts payable and accrued expenses	(89,810)	(29,940)
(Decrease) increase in accrued payroll and payroll taxes	3,960	(86,673)
(Decrease) increase in other current liabilities	(1,542)	-

Net cash (used in) provided by operating activities	(218,710)	(275,684)

Cash flow from investing activities:

Purchase of property and equipment	(898)	(1,890)

Net cash (used in) provided by investing activities:	(898)	(1,890)

Net (decrease) increase in cash and cash equivalents	(219,608)	(277,574)

Cash and cash equivalents, beginning of period	430,133	608,530

Cash and cash equivalents, end of period	$210,525	$330,956

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Basis of Presentation:

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassification:  Certain amounts for the prior period have been reclassified to conform to the current presentation.  Management has determined that the $50,000 certificate of deposit acquired in January 2009 was previously included with cash and cash equivalents.  The Company decreased cash from change in investment securities and decreased cash and cash equivalents at end of period in the accompanying unaudited interim condensed statements of cash flows.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2010, and the results of its operations and its cash flows for the three months ended March 31, 2010 and 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted market price of the identical liability when trades as an asset or b) quoted prices for similar liabilities or similar liabilities when trades as assets, and/or (ii) a valuation  technique that is consistent with the principles of ASC Topic 820. The new accounting pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company’s condensed financial statements.

In June 2009, the FASB provided guidance as codified in ASC Topic 810 which amends current practice in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect the provisions of the new guidance to have a material effect on its condensed financial statements.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2009, the FASB provided guidance as codified in ASC Topic 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have an impact on the Company’s condensed financial statements.

In April 2009, the FASB provided guidance as codified in ASC Topic 820 on how to determine when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The guidance requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type. The provisions set forth in the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new standard did not have a material impact on the Company’s condensed financial statements.

In December 2007, the FASB provided guidance as codified in ASC 805 related to business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this pronouncement is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, the pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company adopted the guidance on January 1, 2009.  There were no business combinations from January 1, 2009 to date.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of March 31, 2010 and December 31, 2009, we had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of March 31, 2010 and December 31, 2009, we had no advanced billings.

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

NOTE 5 – SHAREHOLDER’S EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK

Each share of Series B Convertible Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per share of common stock to be paid upon conversion and entitles the holder thereof to cast three votes per share on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon the Redeemable Series C Preferred Stock and before any payment is made upon the Company’s Convertible Preferred Stock, an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

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

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

SERIES D PREFERRED STOCK (Continued)

Effective January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at March 31, 2010 and are included in the liquidation value of $1,518,000.

NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of weighted average shares outstanding for the three months ended March 31, 2010 and 2009 is set forth below:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Weighted average basic shares outstanding	31,766,753	31,766,753

Assumed conversion of preferred stock	-	-

Dilutive effect of options	-	-

Weighted average dilutive shares outstanding	31,766,753	31,766,753

Earnings per share – diluted	$-	$-

For the three months ended March 31, 2010, the following shares of common stock and their effects on income were excluded from the diluted net loss per share calculation because their effect would be anti-dilutive:

•	At March 31, 2010 and 2009, options to purchase 830,149 shares and 440,000 shares of common stock, respectively, at prices ranging from $0.15 to $0.62 per share were excluded from the calculation.

•
At March 31, 2010 and 2009, 3,562,299 shares issuable upon conversion of two series of the Company’s Convertible Preferred Stock (See note 5), representing the weighted average effect of assumed conversion of the two series of preferred stock, were excluded from the calculation.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by approximately $10,973 and $9,312 during the three months ended March 31, 2010 and 2009, repsectively.

NOTE 8 – SHARE BASED COMPENSATION

During the three months ended March 31, 2010, the Company did not issue any stock options  In accordance with the recognition provisions of  ASC 718, the Company recognized stock-based compensation expense of  $11,138 and $7,237  for the three months ended March 31, 2010 and 2009, respectively.  No tax benefits were recognized related to this stock-based compensation.  In January 2010, there were 281,000 options that expired.  As of March 31, 2010, there were 829,151 and 263,482 of options outstanding and exercisable, respectively.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. Defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovative Research (SBIR) grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2010 and 2009.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

Radar Wireless Spectral Efficiency (RWSE)

From May 2006 through June 2009, we were involved in research and development under the SBIR topic entitled RWSE, which is focused on the real world implications of incorporating wireless networks into the aircraft carrier (CVN platform) environment.  The overall technical objective is to facilitate the introduction of commercial wireless communication systems, e.g. Wi-Fi, onto U.S. Navy ships through the:  (i) identification and testing of potential own-ship electromagnetic interference (EMI) issues; (ii) development and testing of viable mitigation technologies to overcome adverse EMI effects; and (iii) development of a CVN Wi-Fi network planning tool to support networking within a highly reconfigurable shipboard environment.  This project was initially for the CVN platform, but is expected to eventually be applicable to other U.S. Navy ships.

Additional Contracts and Recent Developments

In October 2007, we were awarded an SBIR Phase I contract through the U.S. Navy Space and Naval Warfare Systems Command (SPAWAR).  This $100,000 effort, entitled “Small Buoy for Energy Harvesting,” will collaborate in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  This communication package is designed to allow submarines to communicate with the Battle Group while operating at speed and depth.  This contract was structured as a base effort worth $70,000 and an option worth $30,000.  The option was exercised on October 30, 2008, and we are pursuing an SBIR Phase II follow-on contract with this customer.  If awarded, we could receive $750,000 or more to further develop this technology.

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

In February 2009, we were awarded a $10,000 subcontract from Gnostech, Inc. of Warminster, Pennsylvania for engineering services in support of Gnostech’s program entitled "GPS Scenario Development and Test Support for both Electronic Protection and Electronic Attack Threat Environment."

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

In December 2009, we were awarded a new U.S. Navy contract to develop Network Vulnerability to Electronic Attack (NVEA) analysis and simulation software for the NAWCWD.  The new contract extends support for the network analysis work we started under previous contracts, and is valued at $750,000 over two years. The NVEA development will support emerging Navy requirements for Mission Based Test Design (MBTD).  The Navy hopes to prove that mission-based evaluation will reduce costs and technical risks by introducing operational testing earlier in development programs, and will extend the service life of Naval assets by combining modeling and simulation with laboratory hardware-in-the-loop and a minimum number of operational units.  The NVEA tool will model electronic threats to modern tactical data links, which are an essential component of net-centric warfare (NCW).  NVEA will be implemented as a core library of modeling constructs and analytical functions that will be used in several applications.  Warfare analysts and system engineers will use NVEA to realistically model the effect of jamming on mission performance.  Mission planners will use NVEA to determine staging areas, ISR placement, attack routes, and tactics to minimize the effect of enemy communications jamming.

In April 2010, we were awarded a $250,000 subcontract with a major defense prime contractor to design shipboard wireless networks for a new US Navy communications program.

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

In 2010, our primary strategic focus will be to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning the company to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.   As of March 31, 2010, there have been no changes to such critical accounting policies and estimates.  Certain amounts for the prior period have been reclassified to conform to the current presentation.  Management has determined that the $50,000 certificate of deposit acquired in January 2009 was previously included with cash and cash equivalents.  The Company decreased cash from change in investment securities and decreased cash and cash equivalents at end of period in the accompanying unaudited interim condensed statements of cash flows.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and the requirements of the U.S. Securities and Exchange Commission.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, recoverability of long-lived assets, income taxes and commitments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The accounting estimates and assumptions discussed in the footnotes to our financial statements included herein are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Results of Operations

Three Months Ended March 31, 2010 and 2009

We generated revenues of $562,381 during the three months ended March 31, 2010 compared to $507,310 during the three months ended March 31, 2009, an increase of $55,071 or 11%.  The increase was primarily due to the receipt of the IDIQ contract for ADEPT units in March 2010.  We expect revenues to increase in future periods as we obtain task orders under the IDIQ contract.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended March 31, 2010 were $258,219 compared to $202,130 for the three months ended March 31, 2009, an increase of $56,089 or 28%.  The increase was primarily due to the increase in material costs for the IDIQ contract received in March 2010.

Substantially all of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended March 31, 2010 were $151,571 compared to $154,565 for the three months ended March 31, 2009, a decrease of $2,994 or 2%.  The decrease was due to decreases in salaries and related payroll expenses.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the three months ended March 31, 2010 were $268,434 compared to $173,100 for the three months ended March 31, 2009, an increase of $95,334 or 55%.  The increase was due primarily to higher research and development costs, professional fees, travel and business development expenses incurred in connection with obtaining the IDIQ contract and other new business.

At March 31, 2010, we estimate our annual effective tax rate for 2010 to be (9.8%).  We are recognizing a tax benefit of $4,532 for the quarter ended March 31, 2010 because we expect to realize this benefit during the year.  At March 31, 2010, the difference from the expected federal income tax rate is attributable to state income taxes and the income tax benefit related to the reduction of the valuation allowance offsetting our net deferred tax assets.

We incurred a net loss of $109,996 during the three months ended March 31, 2010 as compared to a net loss of $9,879 during the three months ended March 31, 2009.  The loss was due to a delay in receiving follow-on contracts from the Federal Government.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2010, net cash used in operations was $218,710 compared to $275,684 during the three months ended March 31, 2009. The decrease was due primarily to an initial decrease in accounts receivable and the acquisition of the certificate of deposit in January 2009 that was renewed in January 2010.  We had working capital of $488,334 as of March 31, 2010 as compared to working capital of $597,272 at December 31, 2009.

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

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,757, and is subject to an annual increase.

In February 2010, we renewed the lease for our facility in Largo, Florida which will support production of our ADEPT product line, including quality assurance, field support, and life cycle management.  The lease agreement runs through February 2011 for a total cost of $8,162 per year.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of March 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

May 17, 2010	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)