Form 10-Q
period 2010-06-30
MIKROS SYSTEMS CORP
filed 2010-08-16
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 16, 2010.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2010	2009
Current assets

Cash and cash equivalents	$226,494	$430,133

Certificate of deposit, securing line of credit	50,000	50,000

Receivables on government contracts	702,655	416,865

Other current assets	63,480	42,075

Total current assets	1,042,629	939,073

Patents and trademarks	5,383	5,383

Less: accumulated amortization	(1,268)	(1,099)
	4,115	4,284
Property and equipment

Equipment	29,073	28,175

Furniture & fixtures	9,264	9,264
	38,337	37,439

Less: accumulated depreciation	(23,354)	(19,900)

Property and equipment, net	14,983	17,539

Deferred tax assets	47,950	26,000

Total assets	$1,109,677	$986,896

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)
(continued)

	June 30,	December 31,
	2010	2009
Current liabilities

Accrued payroll and payroll taxes	$106,431	$98,864
Accounts payable and accrued expenses	295,908	236,783
Other current liabilities	3,070	6,154

Total current liabilities	405,409	341,801

Long-term liabilities	-	-

Total liabilities	405,409	341,801

Redeemable series C preferred stock
par value $.01 per share, authorized 150,000 shares, issued
and outstanding 5,000 shares (involuntary liquidation value
- $80,450)	80,450	80,450

Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433
shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized
2,000,000 shares, issued and outstanding 255,000 shares (involuntary
liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value
- $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares,
issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,529,798	11,507,521

Accumulated deficit	(11,244,122)	(11,281,018)

Total shareholders' equity	623,818	564,645

Total liabilities and shareholders' equity	$1,109,677	$986,896

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Contract Revenues	$1,553,315	$636,476	$2,115,696	$1,143,785

Cost of revenues	975,911	282,591	1,234,130	484,721

Gross margin	577,404	353,885	881,566	659,064

Expenses
Engineering	177,081	142,582	328,652	297,147
General and administrative	257,465	167,900	525,899	340,999

Total expenses	434,546	310,482	854,551	638,146

Income from operations	142,858	43,403	27,015	20,918

Other income:
Interest	-	-	1,315	3

Income before income taxes	142,858	43,403	28,330	20,921

Income tax (benefit) expense	(4,034)	24,407	(8,566)	11,804

Net income (loss)	$146,892	$18,996	$36,896	$9,117
Basic and diluted earnings per share	$-	$-	$-	$-

Basic weighted average number of shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted weighted average number of shares outstanding	35,460,447	35,401,734	35,465,333	35,393,074

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,	June 30,
	2010	2009

Cash flow from operating activities:
Net income	$36,896	$9,117
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	3,623	1,693
Deferred tax (benefit) expense	(21,950)	8,697
Stock compensation – options	22,277	15,225

Net changes in operating assets and liabilities
Decrease (increase) in receivables on government contracts	(285,790)	(45,718)
Decrease (increase) in other current assets	(21,405)	(45,626)
(Decrease) increase in accounts payable and accrued expenses	59,125	(128,947)
(Decrease) increase in accrued payroll and payroll taxes	7,567	11,523
(Decrease) increase in other current liabilities	(3,084)	-

Net cash (used in) provided by operating activities	(202,741)	(174,036)

Cash flow from investing activities:

Purchase of property and equipment	(898)	(1,890)

Net cash (used in) provided by investing activities:	(898)	(1,890)

Net (decrease) increase in cash and cash equivalents	(203,639)	(175,926)

Cash and cash equivalents, beginning of period	430,133	608,530

Cash and cash equivalents, end of period	$226,494	$432,604

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2010, and the results of its operations and its cash flows for the three and six months ended June 30, 2010 and 2009.  Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2010-06 was issued in January 2010 in response to requests from financial statement users for additional information about fair value measurements. Certain provisions of ASU 2010-06 are effective for the interim period ending March 31, 2010, for calendar-year-end entities subject to quarterly reporting requirements. Under the ASU, a reporting entity is now required to disclose separately the amounts of, and reasons for, significant transfers (1) between Level 1 and Level 2 of the fair value hierarchy and (2) into and out of Level 3 of the fair value hierarchy for the reconciliation of Level 3 measurements.  A reporting entity is no longer permitted to adopt a policy of recognizing transfers into Level 3 as of the beginning of the reporting period and transfers out of Level 3 as of the end of the reporting period. Rather, an entity must disclose and follow a consistent policy for determining when transfers between levels are recognized.  The level of disaggregation for disclosures about derivative contracts under ASC 820, as amended by ASU 2010-06, may differ from that for disclosures under ASC 815 (formerly Statement 133).  A reporting entity is not required to disclose quantitative information about inputs. The adoption of this pronouncement did not have a material impact to the Company’s condensed financial statements.

On April 29, 2010, the FASB issued ASU 2010-17, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.  The Company is evaluating the impact of this pronouncement to its consolidated financial statements upon adoption.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – REVENUE RECOGNITION

The Company is engaged in research and development contracts with the Federal Government to develop certain technology to be utilized by the US Department of Defense. The contracts are cost plus fixed fee contracts and the Company accounts for these contracts within the scope of ASC 912, Contractors-Federal Government or ASC 605-35, Construction-Type and Production-Type Contracts. Under these methods, revenue is recognized based on the extent of progress towards completion of the long term contract.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of June 30, 2010 and December 31, 2009, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of June 30, 2010 and December 31, 2009,  the Company had no advanced billings.

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

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

SERIES D PREFERRED STOCK (Continued)

Effective January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at June 30, 2010 and are included in the liquidation value of $1,518,000.

NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of weighted average shares outstanding for the three and six months ended June 30, 2010 and 2009 is set forth below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net income applicable to common stockholders	$146,892	$18,966	$36,896	$9,117

Weighted average basic shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Assumed conversion of preferred stock	3,562,299	3,562,299	3,562,299	3,562,299

Dilutive effect of options	131,395	72,682	136,281	64,022

Weighted average dilutive shares outstanding	35,460,447	35,401,734	35,465,333	35,393,074

Earnings per share – diluted	$0.00	$0.00	$0.00	$0.00

At June 30, 2010 and 2009, options to purchase 425,000 shares and 420,000 shares of common stock, respectively, at prices ranging from $0.20 to $0.62 per share were excluded from the calculation because their effect would be anti-dilutive.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by approximately $21,950 during the six months ended June 30, 2010 and decreased its net deferred tax asset by approximately $8,697 during 2009.

NOTE 8 – SHARE BASED COMPENSATION

During the three and six months ended June 30, 2010, the Company did not issue any stock options.  In accordance with the recognition provisions of  ASC 718, the Company recognized stock-based compensation expense of  $11,138 and $7,988 for the three months ended June 30, 2010 and 2009, respectively, and $22,277 and $15,225 for the six months ended June 30, 2010 and 2009, respectively.  No tax benefits were recognized related to this stock-based compensation.  In January 2010, there were 281,000 options that expired.

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

Overview

Our primary business focus is to pursue Small Business Innovation Research (SBIR) programs from the U.S. Department of Defense, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products, services, and other business areas of the Company.  Since 2002, we have been awarded a number of Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2010 and 2009.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

In April, 2010, we were awarded a $250,000 subcontract with a major defense prime contractor to perform design of shipboard wireless networks for a new U.S. Navy communications program.

In July 2010, we received a $750,000 Small Business Innovation Research (SBIR) Phase 2 contract from the Naval Sea Systems Command for development of a “Wave Energy MicroBuoy” to be used as an at-sea platform for a communications relay or network gateway.   OPT, a current Mikros Partner, has been a key team member in the pursuit of the contract and will be a major subcontractor.  We will collaborate with OPT in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  The main objective of the SBIR Phase II Program is the development and testing of a prototype MicroBuoy and demonstration of a persistent power level specified for the Navy system.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.   As of June 30, 2010, there have been no changes to such critical accounting policies and estimates.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

We generated revenues of $1,553,315 during the three months ended June 30, 2010 compared to $636,476 during the three months ended June 30, 2009, an increase of $916,839 or 144%.  The increase was primarily due to the receipt of purchase orders under the IDIQ contract for ADEPT units awarded in March 2010.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended June 30, 2010 was $975,911 compared to $282,591 for the three months ended June 30, 2009, an increase of $693,320 or 245%.  The increase was primarily due to the increase in material costs required in connection with the IDIQ contract received in March 2010.

Substantially all of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended June 30, 2010 were $177,081 compared to $142,582 for the three months ended June 30, 2009, an increase of $34,499 or 24%.  The increase was due primarily to increases in fringe benefits, consulting costs and incentive compensation expense.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses.  General and administrative costs for the three months ended June, 2010 were $257,465 compared to $167,900 for the three months ended June 30, 2009, an increase of $89,565 or 53%.  The increase was due primarily to increases in consulting fees, research and development expenses, travel, and incentive compensation expenses.

At June 30, 2010, we estimate our annual effective tax rate for 2010 to be (9.5%).  The decrease in the effective federal income tax rate is attributable to the utilization of federal net operating loss carry forwards.  We are recognizing a tax benefit of $4,034 for the three months ended June 30, 2010 because we expect to realize this benefit during the year.  At June 30, 2010, the difference from the expected federal income tax rate is attributable to state income taxes and the income tax benefit related to the reduction of the valuation allowance offsetting the our net deferred tax assets.

We generated net income of $146,892 during the three months ended June 30, 2010 as compared to net income of $18,996 during the three months ended June 30, 2009.  The increase is primarily attributable to the increased revenue as a result of the IDIQ contract which was awarded in March 2010.

Six Months Ended June 30, 2010 and 2009

We generated revenues of $2,115,696 during the six months ended June 30, 2010 compared to $1,143,785 during the six months ended June 30, 2009, an increase of $971,911 or 85%.  The increase was primarily due to the receipt of purchase orders under the IDIQ contract for ADEPT units in March 2010.

Cost of revenues for the six months ended June 30, 2010 was $1,234,130 compared to $484,721 for the six months ended June 30, 2009, an increase of $749,409 or 155%.  The increase was primarily due to the increase in material costs for the IDIQ contract received in March 2010.

Engineering costs for the six months ended June 30, 2010 were $328,652 compared to $297,147 for the six months ended June 30, 2009, an increase of $31,505 or 11%.  The increase was due to increases in incentive compensation expense, healthcare costs, and consulting and related expenses.

General and administrative costs for the six months ended June 30, 2010 were $525,899 compared to $340,999 for the six months ended June 30, 2009, an increase of $184,900 or 54%.  The increase was due primarily to increases in incentive compensation expense, research and development costs, professional fees, salaries, and travel and business development expenses incurred in connection with obtaining new business.

We are recognizing a tax benefit of $8,566 for the six months ended June 30, 2010 because we expect to realize this benefit during the year.  At June 30, 2010, we estimate our annual effective tax rate for 2010 to be (9.5%).  The decrease in the effective federal income tax rate is attributable to the utilization of federal net operating loss carry forwards. At June 30, 2010, the difference from the expected federal income tax rate is attributable to state income taxes and the income tax benefit related to the reduction of the valuation allowance offsetting the our net deferred tax assets.

We generated net income of $36,896 during the six months ended June 30, 2010 as compared to net income of $9,117 during the six months ended June 30, 2009.  The increase was primarily attributable to the IDIQ contract awarded in March 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2010, net cash used in operations was $202,741 compared to $174,036 during the six months ended June 30, 2009. The increase was due primarily to an increase in accounts receivable and the acquisition of the certificate of deposit in January 2009 that was renewed in January 2010.  We had working capital of $637,220 as of June 30, 2010 as compared to working capital of $597,272 at December 31, 2009.

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

In February 2010, we renewed the lease for our facility in Largo, Florida which will support production of our ADEPT product line, including quality assurance, field support, and life cycle management.  The lease agreement runs through February 2011 at a total cost of $8,162 per year.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of June 30, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

August 16, 2010	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)