Form 10-Q
period 2010-09-30
MIKROS SYSTEMS CORP
filed 2010-11-12
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 12, 2010.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	3-4

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	5

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	6

	Notes to the Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures.	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	17

	SIGNATURES	18

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2010	2009
Current assets

Cash and cash equivalents	$174,583	$430,133

Certificate of deposit, securing line of credit	50,000	50,000

Receivables on government contracts	1,106,738	416,865

Other current assets	39,558	42,075

Total current assets	1,370,879	939,073

Patents and trademarks	5,383	5,383

Less: accumulated amortization	(1,352)	(1,099)
	4,031	4,284
Property and equipment

Equipment	29,073	28,175

Furniture & fixtures	9,264	9,264
	38,337	37,439

Less: accumulated depreciation	(25,101)	(19,900)

Property and equipment, net	13,236	17,539

Deferred tax assets	70,925	26,000

Total assets	$1,459,071	$986,896

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)
(continued)

	September 30,	December 31,
	2010	2009
Current liabilities

Accrued payroll and payroll taxes	$115,746	$98,864
Accounts payable and accrued expenses	520,454	236,783
Other current liabilities	1,384	6,154

Total current liabilities	637,584	341,801

Long-term liabilities	-	-

Total liabilities	637,584	341,801

Redeemable series C preferred stock
par value $.01 per share, authorized 150,000 shares, issued
and outstanding 5,000 shares (involuntary liquidation value
- $80,450)	80,450	80,450

Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433
shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized
2,000,000 shares, issued and outstanding 255,000 shares (involuntary
liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value
- $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares,
issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,540,936	11,507,521

Accumulated deficit	(11,138,041)	(11,281,018)

Total shareholders' equity	741,037	564,645

Total liabilities and shareholders' equity	$1,459,071	$986,896

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Contract Revenues	$1,218,928	$588,719	$3,334,624	$1,732,505

Cost of sales	693,770	271,347	1,927,900	756,068

Gross margin	525,158	317,372	1,406,724	976,437

Expenses
Engineering	143,933	145,541	472,585	442,688
General and administrative	283,310	158,920	809,209	499,920

Total expenses	427,243	304,461	1,281,794	942,608

Income from operations	97,915	12,911	124,930	33,829

Other income:
Interest	1	-	1,316	3

Net loss before income taxes	97,916	12,911	126,246	33,832

Income tax (benefit) expense	(8,165)	6,957	(16,731)	18,761

Net income (loss)	$106,081	$5,954	$142,977	$15,071
Basic and diluted earnings per share	$-	$-	$-	$-

Basic weighted average number of shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted weighted average number of shares outstanding	35,329,052	35,415,299	35,342,630	35,418,758

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,	September 30,
	2010	2009

Cash flow from operating activities:
Net income	$142,977	$15,071
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	5,454	3,305
Deferred tax (benefit) expense	(44,925)	15,728
Stock compensation – options	33,415	28,125

Net changes in operating assets and liabilities
Decrease (increase) in investment securities	-	-
Decrease (increase) in receivables on government contracts	(689,873)	(223,376)
Decrease (increase) in other current assets	2,517	(20,543)
(Decrease) increase in accounts payable and accrued expenses	283,671	(102,641)
(Decrease) increase in accrued payroll and payroll taxes	16,882	(10,634)
(Decrease) increase in other current liabilities	(4,770)	-

Net cash (used in) provided by operating activities	(254,652)	(294,965)

Cash flow from investing activities:

Purchase of property and equipment	(898)	(11,176)

Net cash (used in) provided by investing activities:	(898)	(11,176)

Net (decrease) increase in cash and cash equivalents	(255,550)	(306,141)

Cash and cash equivalents, beginning of period	430,133	608,530

Cash and cash equivalents, end of period	$174,583	$302,389

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2010, and the results of its operations and its cash flows for the three and nine months ended September 30, 2010 and 2009.  Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168” or “Codification”)  as the single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“US GAAP”) launched on July 1, 2009.  SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification has no impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued an accounting standard that revised its accounting guidance related to revenue arrangements with multiple deliverables. The standard relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the standard expands the disclosure requirements for revenue arrangements with multiple deliverables. The standard will be effective for the Comapny beginning on January 1, 2011, and will apply prospectively to multiple-element arrangements entered into or materially modified after the adoption date. The Company is currently assessing the potential effect on our financial statements.

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the right to full payment has become unconditional, that is, when the product has been delivered and accepted by the federal government.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of September 30, 2010 and December 31, 2009, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of September 30, 2010 and December 31, 2009,  the Company had no advanced billings.

NOTE 4 – REDEEMABLE SERIES C PREFERRED STOCK

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock, is subject to redemption at the Company’s option at any time, and if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets, is subject to mandatory redemption.  Each share is entitled to cast one vote on all matters to be voted upon by the Company’s shareholders.  Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder.  The redemption price is $16.09 per share.

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

CONVERTIBLE PREFERRED STOCK

Each share of Convertible Preferred Stock is entitled to dividends when, and as  if declared by the Board of Directors of the Company.  In the event any dividend is payable to holders of the Company’s common stock, each share is entitled to receive a dividend equal to the amount of such common stock dividend multiplied by the number of shares of common stock into which each share of Convertible Preferred Stock may be converted.  Shares of Convertible Preferred Stock can be redeemed in whole, but not in part, at the Company’s option for $1.00 per share.  Holders of Convertible Preferred Stock are entitled to cast one vote per share on all matters to be voted upon by the Company’s shareholders.  Each share of Convertible Preferred Stock is convertible at any time into one share of common stock at a conversion price of $1.00 per share, subject to adjustment in certain circumstances.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to be paid, after holders of Redeemable Series C Preferred Stock and Series B Preferred Stock have been paid in full, an amount in cash equal to $1.00 per share.

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

In January 2006, the holders of the shares of Series D Preferred Stock agreed to waive future accumulation of dividends, effective as of January 1, 2006. As of December 31, 2005, there were dividends in arrears on shares of Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.   Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at September 30, 2010 and are included in the liquidation value of $1,518,000.

NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net income applicable to common stockholders	$106,081	$5,954	$142,977	$15,071

Weighted average basic shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Assumed conversion of preferred stock	3,562,299	3,562,299	3,562,299	3,562,299

Dilutive effect of options	-	86,247	13,578	89,706

Weighted average dilutive shares outstanding	35,329,052	35,415,299	35,342,630	35,418,758

Earnings per share – diluted	$0.00	$0.00	$0.00	$0.00

For the three months ended September 30, 2010 and 2009, options to purchase 846,816 shares and 420,000 shares of common stock, respectively, at prices ranging from $0.20 to $0.62 per share, and their effects on income, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive.  For the nine months ended September 30, 2010 and 2009, options to purchase 765,000 shares and 420,000 shares of common stock, respectively, at prices ranging from $0.20 to $0.62 per share, and their effects on income, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by approximately $44,925 during the nine months ended September 30, 2010 compared to a decrease in its net deferred tax assets by $15,728 during the nine months ended September 30, 2009.  Income tax benefit includes expense associated with state tax liabilities.

NOTE 8 – SHARE BASED COMPENSATION

During the three and nine months ended September 30, 2010, the Company did not issue any stock options.  In accordance with the recognition provisions of  ASC 718, the Company recognized stock-based compensation expense of  $11,138 and $12,900 for the three months ended September 30, 2010 and 2009, respectively, and $33,415 and $28,125 for the nine months ended September 30, 2010 and 2009, respectively.  No tax benefits were recognized related to this stock-based compensation.  In January 2010, there were 281,000 options that expired.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. Defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovative Research (SBIR) grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of new products, delays in the production or delivery of existing products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Overview

Our primary business focus is to pursue Small Business Innovation Research (SBIR) programs from the U.S. Department of Defense, Department of Homeland Security, and other governmental authorities, and to expand this government-funded research and development into products, services, and other business areas of the Company.  Since 2002, we have been awarded a number of Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2010 and 2009.  The majority of our revenue was generated by sales of Adaptive Diagnostic Electronic Portable Testset (ADEPT®) units.  We believe that we can utilize the intellectual property developed under our various SBIR awards to create proprietary products for both the government and commercial marketplace.

Below is a brief description of certain of the material projects we are working on at this time.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

Originally designated as the Multiple Function Distributed Test and Analysis Tool (MFDAT), the ADEPT began as an SBIR investigation in 2002. Additional ADEPT development was completed through a series of SBIR grants and contracts. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness.  ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display.  A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids.  ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

Key anticipated benefits of ADEPT include:

•	Distance support capability enabling “expert” remote (shore-based) system support and fleet-wide system analysis;

•	Reduction in the amount of electronic test equipment required for organizational level support; and

•	Modularity and programmability which aims to overcome obsolescence issues encountered with current test equipment and support capability enhancements in future systems.

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

In September 2010, we were awarded a new production order from the U.S. Navy to build additional ADEPT equipment for deployment on U.S. Aegis Cruisers and Destroyers, as well as the Navy’s new Littoral Combat Ship (LCS).  This latest $2.9 million award brings the total value of ADEPT orders placed this year to $5.2 million. Under this order, we will deliver an additional 18 ADEPT units, as well as upgrades to the Low-Rate Initial Production Units (LRIP) manufactured under previous contracts. Some of the funding associated with this award will allow our engineers to enhance the distance support capabilities of ADEPT and incorporate new design features to enable ADEPT to be used on other U.S. Navy systems.  For the nine months ended September 30, 2010, we realized revenues of $2,294,206 related to the ADEPT production orders received in March and September 2010.  We expect additional delivery orders during the five year term of the contract.  It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

 Wireless Local Area Network Systems

Since June 2004, we have been working with the Office of Naval Research regarding emerging Wireless Local Area Network systems (WLANs) and DoD radar systems to, among other things, evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques.  We continue to perform contracts in connection with this project and are working closely with engineers from the Naval Air Warfare Center, Weapons Division (NAWCWD).  The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

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

In April 2009, we were awarded a $22,000 purchase order from Ocean Power Technologies, Inc. (OPT), to support proposal development for the Littoral Expeditionary Autonomous Power Buoy system for the U.S. Navy’s NUWC Keyport Program Office. As a direct result of this effort, in October 2009, OPT was awarded a prime contract for the first year of a proposed four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  In turn, OPT awarded us a $275,000 subcontract for the first year. In November 2010, OPT awarded us a $197,000 subcontract for the second year. The LEAP system is designed for persistent littoral surveillance applications, and combines the OPT PowerBuoy technology with advanced multistatic radar and data fusion capabilities originally developed at the Rutgers University Institute of Marine and Coastal Sciences.  We will provide system architecture, design and integration support for the program.

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

In July 2010, we received a $750,000 Small Business Innovation Research (SBIR) Phase II contract from the Naval Sea Systems Command for development of a “Wave Energy MicroBuoy” to be used as an at-sea platform for a communications relay or network gateway.   OPT, who we collaborate with on certain projects, has been a key team member in the pursuit of the contract and will be a major subcontractor.  We intend to work with OPT in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  The main objective of the SBIR Phase II Program is the development and testing of a prototype MicroBuoy and demonstration of a persistent power level specified for the Navy system.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue in 2010, and expected revenue over the next twelve months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

In 2010, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning the Company to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.   As of September 30, 2010, there have been no changes to such critical accounting policies and estimates.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

We generated revenues of $1,218,928 during the three months ended September 30, 2010 compared to $588,719 during the three months ended September 30, 2010, an increase of $630,209 or 107%.  The increase was primarily due to the receipt of purchase orders under the IDIQ contract for ADEPT units received in March and September 2010.

Cost of revenues consists of direct contract costs such as labor, materials, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended September 30, 2010 was $693,771 compared to $271,347 for the three months ended September 30, 2009, an increase of $422,424 or 156%.  The increase was primarily due to the increase in material and subcontracting costs required in connection with the IDIQ contract for ADEPT units received in March and September 2010.

Substantially all of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended September 30, 2010 were $143,933 compared to $145,541 for the three months ended September 30, 2009, an decrease of $1,608 or 1%.  The decrease was due primarily to a decrease in salaries, partially offset by an increase in incentive compensation.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, corporate taxes, stock registrar and public company related costs, travel, and unallowable expenses. General and administrative expenses for the three months ended September 30, 2010 were $283,310 compared to $158,920 for the three months ended September 30, 2009, an increase of $124,390 or 78%.  The increase was due primarily to increases general and administrative salaries, bid and proposal salaries, non-cash incentive compensation expenses, and unallowable costs.

At September 30, 2010, we estimate our annual effective tax rate for 2010 to be (8.3%).  The decrease in the effective federal income tax rate is attributable to the utilization of federal net operating loss carry forwards.  We are recognizing a tax benefit of $8,165 for the three months ended September 30, 2010 because we expect to realize this benefit during the year.

We generated net income of $106,081 during the three months ended September 30, 2010 as compared to net income of $5,954 during the three months ended September 30, 2009.  The increase is primarily attributable to the increased revenue as a result of the IDIQ contracts that were awarded in March and September 2010.

Nine Months Ended September 30, 2010 and 2009

We generated revenues of $3,334,624 during the nine months ended September 30, 2010 compared to $1,732,505 for the nine months ended September 30, 2009, an increase of $1,602,119 or 92%.  The increase was primarily due to the receipt of purchase orders under the IDIQ contract for ADEPT units received in March and September 2010.

Cost of revenues for the nine months ended September 30, 2010 were $1,927,901 compared to $756,068 for the nine months ended September 30, 2009, an increase of $1,171,833 or 155%.  The increase was primarily due to the increase in material and subcontracting costs for the IDIQ contract for ADEPT units received in March and September 2010.

Engineering costs for the nine months ended September 30, 2010 were $472,585 compared to $442,688 for the nine months ended September 30, 2009, an increase of $29,897 or 7%.  The increase was due to increases in incentive compensation expense, fringe benefits, recruiting and consulting costs, partially offset by a decrease in engineering salaries.

General and administrative costs for the nine months ended September 30, 2010 were $809,209 compared to $499,920 for the nine months ended September 30, 2009, an increase of $309,289 or 62%.  The increase was due primarily to increases in non-cash incentive compensation expense, research and development costs, professional fees, salaries, unallowable costs, and travel and business development expenses incurred in connection with obtaining new business.

We are recognizing a tax benefit of $16,731 for the nine months ended September 30, 2010 because we expect to realize this benefit during the year.  At September 30, 2010, we estimate our annual effective tax rate for 2010 to be (8.3%).  The decrease in the effective federal income tax rate is attributable to the utilization of federal net operating loss carry forwards.

We generated net income of $142,977 during the nine months ended September 30, 2010 as compared to net income of $15,071 during the nine months ended September 30, 2009.  The increase was primarily attributable to the IDIQ contract awarded in March and September 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

Net cash used in operating activities was $254,653 for the nine months ended September 30, 2010 compared to net cash used in operating activities of $294,965 for the nine months ended September 30, 2009.  The use of cash in operations was due primarily to an increase in accounts receivable of approximately $689,000, which was offset by an increase in accounts payable of approximately $283,000 and increased revenues.  We had working capital of $733,290 as of September 30, 2010 compared to working capital of $597,272 at December 31, 2009.

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

In order to pursue strategic opportunities, obtain additional SBIR contracts, increase production capacity, or acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities.  In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions.  There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that any such transaction will achieve profitability or generate positive cash flow.

Contractual Obligations

We lease our engineering office in Fort Washington, Pennsylvania pursuant to a five-year lease which continues through November 30, 2010.  Our current monthly lease payment is $5,901, and is subject to an annual increase.

In February 2010, we renewed the lease for our facility in Largo, Florida which will support production of our ADEPT product line, including quality assurance, field support, and life cycle management.  The lease agreement runs through February 2011 at a total cost of $8,162 per year.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

November 12, 2010	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)