Form 10-K
period 2010-12-31
MIKROS SYSTEMS CORP
filed 2011-03-31
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter,  based on the last sales price of the issuer’s common stock as reported on the OTCBB was $4,465,946.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 31, 2011, 31,766,753 shares of the registrant's common stock were outstanding.

(i)

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 4 of this report and “Item 7 - Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

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

Key benefits of ADEPT include:

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

In September 2010, we were awarded a new production order from the U.S. Navy to build additional ADEPT equipment for deployment on U.S. Aegis Cruisers and Destroyers, as well as the Navy’s new Littoral Combat Ship (LCS).  This latest $2.9 million award brings the total value of ADEPT orders placed during 2010 to $5.2 million. Under this order, we will deliver an additional 18 ADEPT units, as well as upgrades to the Low-Rate Initial Production Units (LRIP) manufactured under previous contracts. Some of the funding associated with this award will allow our engineers to enhance the distance support capabilities of ADEPT and incorporate new design features to enable ADEPT to be used on other U.S. Navy systems.  For the year ended December 31, 2010, we realized revenues of $3.4 million related to the ADEPT production orders received in March and September 2010.  During 2010, we delivered 27 units and expect an additional 18 units to be shipped and delivered during 2011.  We expect additional delivery orders during the five year term of the contract.  It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

Additional Contracts and Recent Developments

In October 2007, we were awarded an SBIR Phase I contract through the U.S. Navy Space and Naval Warfare Systems Command (SPAWAR) .  This $100,000 effort titled “Small Buoy for Energy Harvesting” will collaborate in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  This communication package is designed to allow submarines to communicate with the battle group while operating at speed and depth.  This contract was structured as a base effort worth $70,000 and an option worth $30,000.  The option was exercised on October 30, 2008, and we are pursuing an SBIR Phase II follow-on contract with this customer.  If awarded, we could receive $750,000 or more to further develop this technology.

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

In 2011, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational perspective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program, which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors, as well as developing potential commercial applications.  For example, we recently entered into a memorandum of understanding with a global provider of telecommunications equipment and related services pursuant to which we will assist the global provider in marketing its products to the DoD.

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

Customer Concentration; Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts for the Federal Government.  Approximately 71% of our revenues in 2010 were realized in connection with task orders issued under our IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units.  Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the Department of Defense in amounts sufficient to cover the SBIR grants and other Department of Defense contracts that we compete for.

Research and Development

We specialize in the development of electronic systems technology primarily for military applications.  All of our research and development costs in 2010 and 2009 were for the benefit of our customers, agencies of the Federal Government.  The customer-sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed.  In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  Our backlog primarily consists of future ADEPT units to be developed and delivered to the Federal government.  Under our IDIQ agreement, we have 18 ADEPT units that are expected to be delivered during 2011.  The estimated value of ADEPT unit backlog was $591,011 as of December 31, 2010.   As of March 31, 2011, 14 ADEPT units have been delivered and accepted by the Federal government.  We anticipate that the four remaining units will be delivered this fiscal year.

Employees

As of December 31, 2010, we had ten full-time employees and one part-time employee working at our Fort Washington, Pennsylvania, Research & Development Center.  None of the employees belong to a labor union.  We believe relations with our employees are satisfactory.   We also use the services of subcontractors and/or consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

RISKS ASSOCIATED WITH OUR BUSINESS AND OR INDUSTRY

We have a history of operating losses.  Although we had net income of $251,678 and $31,777 for the year ended December 31, 2010 and 2009, respectively, and a working capital surplus of $861,637 and $597,272, respectively, we still had an accumulated deficit of $11,029,340 and $11,281,018 at December 31, 2010 and 2009, respectively.

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

Approximately 71% of our revenue in 2010 related to the sale of ADEPT units under an IDIQ contract.  Any failure by us to continue to generate task orders or fulfill our obligations under this contract would have a material adverse effect on our financial condition and results of operation. In March 2010, we were awarded an IDIQ contract for the production, engineering and logistics support for our ADEPT product.  This IDIQ contract is for a term of five years and provides for the purchase and sale of up to $26,000,000 of ADEPT units and related support.  Sales under this contract accounted for 71% of our revenues in 2010.  We are substantially dependent upon generating continued task orders under this IDIQ contract.  Any reduction in task orders or any failure by us to fulfill our contractual obligations under this IDIQ contract would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel. Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Vice President of Engineering, Marc Dalby, Vice President of Business Development and Operations, and Henry Silcock, Chief Technology Officer.  We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

The demand for our products is subject to rapid technological change.  The demand for our products and planned products is characterized by rapid changes in technology, including the potential introduction of new types of wireless communications and digital signal processor technologies, which could have a material adverse impact on our business.  Our future success will depend in part on our ability to continually enhance our current technology and to develop or acquire new ideas that address the needs of the defense industry and other potential users.  There can be no assurance that we will be successful in developing new products or procedures that respond to technological changes. There can be no assurance that research and development by competitors will not render our technology obsolete or uncompetitive.  In addition, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against us.  While we are not aware of any such claims, no infringement studies have been conducted on our behalf.

Our industry is highly competitive.  High technology applications such as those being developed by us often require large investments of both money and talent.  Many large entities with greater financial, technical and human resources than us are currently investing heavily in products and services that compete directly with our services and underlying products. There is no assurance that our offerings can be successfully marketed against such competition.  In addition, being first in the market with new high technology is a critical factor in our success in the market. There is no assurance that we will be able to introduce new offerings to the market before any of our competitors.  As the markets in which we compete mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect our results of operations.

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

We rely on third-party contractors for certain engineering services that may be difficult to replace.  We currently provide a portion of our engineering services through third-party contractors, such as DRS Technologies, Inc.  These services may not continue to be available on commercially reasonable terms, if at all.  Services that are not immediately replaceable would need to be internally developed, which could strain existing engineering personnel and require us to spend substantial time and resources to retain additional personnel or third-party contractors.  The loss or inability to maintain any of these engineering service providers could result in delays in the development of our products and services until equivalent services, if available, are identified, developed, and integrated, which could harm our business.

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

Our common stock is considered “penny stock” and is subject to the penny stock rules.  Our common stock currently trades over-the-counter on the OTCQB.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Our common stock is thinly traded and the price of our common stock may experience price volatility.  Our common stock currently is traded over-the-counter on the OTCQB.  There can be no assurance that an active market for our shares will develop or, if developed, will be sustained.  Absent a public trading market, an investor may be unable to liquidate its investment.  We believe that factors such as the announcements of the availability of new services and new contracts by us or our competitors, quarterly fluctuations in our financial results and general conditions in the communications industry could cause the price of our common stock to fluctuate substantially. If stockholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired.  In addition, stock markets have experienced extreme price volatility in recent years.  This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Our share ownership is highly concentrated.  Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 42.5% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.  In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

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

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331.   Monthly rent is $75.

Our engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where we lease approximately 2,513 square feet of general office space under a lease agreement that was renewed in December 2010 and will continue through February 2016.   The rent for the initial year is approximately $51,421 with a 30% increase in second year and 2% - 3% increases each year thereafter.  Rent is being expensed on a straight-line basis over the term of the lease.

From January 1, 2010 through June 30, 2010, we maintained a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia.  Monthly rent was $1,500.

We entered into a month-to-month lease of two offices, for marketing purposes, that are located at 80 M Street, Suite 640, Washington, D.C. 2003.   Monthly rent is $2,085 and the lease commenced on July 1, 2010.

We have also entered into a month-to-month lease of a facility at 8076 114th Ave N., Largo, Florida 33777 which will support production of our ADEPT product line and quality assurance, field support, and life cycle management.  Monthly rent is $806 and commenced on February 1, 2009.  We renewed the lease on February 8, 2011on a month-to-month basis through January 31, 2012.

Rent expense for the Fort Washington facility for the years ended December 31, 2010 and 2009 was $63,050 and $62,912, respectively.  Rent expense for the Virginia facility for the year ended December 31, 2010 and 2009 was $9,000 and $18,000, respectively.  Rent expense for the Washington, D.C. facility for the year ended December 31, 2010 was $12,510.  Rent expense for the Largo facility for the years ended December 31, 2010 and 2009 was $9,669 and $7,481, respectively.

We believe that our office, research, design, and development space is adequate to support our current and anticipated operations over the next 12 months.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In 2009 and 2010, our common stock was quoted on the OTC Bulletin Board under the trading symbol “MKRS.OB”.  Commencing on or about March 4, 2011, our common stock has been quoted on the OTCQB.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board and OTCQB.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

	Bid
	High	Low
2010
First Quarter	$0.51	$0.20
Second Quarter	0.45	0.20
Third Quarter	0.27	0.15
Fourth Quarter	0.28	0.10

2009
First Quarter	$0.27	$0.15
Second Quarter	0.35	0.19
Third Quarter	0.31	0.19
Fourth Quarter	0.39	0.19

The last price of our common stock as reported on the OTCQB as of March 29, 2011 was $.1448 per share.

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

Holders

As of March 29, 2011, we had 390 holders of record of our common stock.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 4 of this report and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

Our primary business focus is to pursue SBIR programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products, services, and business areas of the Company.  Since 2002, we have been awarded a number of Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2010 and 2009.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

The goal for ADEPT has been to obtain a multi-year IDIQ contract for production, engineering, and logistics support.  On March 19, 2010, we were awarded and entered into an IDIQ contract with the Naval Surface Warfare Center.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related support.   In March and September 2010, we were awarded significant task orders under the IDIQ contract.  For the year ended December 31, 2010, we realized revenues of $3.4 million related to the ADEPT production orders received in March and September 2010.  We expect additional delivery orders during the five year term of the contract.  It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue in 2010, and expected revenue over the next twelve months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace.  This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular phone service providers and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products such as ADEPT, we will develop key relationships with prime defense system contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In 2011, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  Our backlog primarily consists of future ADEPT units to be developed and delivered to the Federal government.  The estimated value of ADEPT unit backlog was $591,011 as of December 31, 2010.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements.   Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2010 and 2009, we had no advanced billings or unbilled revenue.  Under our IDIQ agreement, we have 18 ADEPT units that are expected to be delivered during 2011.  It is anticipated that the 4 remaining ADEPT units will be delivered in this fiscal year.

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

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the Federal Government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2010 and 2009.

Warranty Expense

We provide a limited warranty, as defined by the related warranty agreements, for our production units.  Our warranties require us to repair or replace defective products during such warranty period.  We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.  For the year ended December 31, 2010, we incurred warranty expenses of $50,000 which is a component of our cost of sales.  The warranty expense is attributable to the units produced and sold under the IDIQ contract.  As of December 31, 2010, we had an accrued warranty expense of $50,000.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The deferred tax assets will be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock Options

We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. There were no stock options issued for the year ended December 31, 2010.  We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.  Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The expected term is estimated consistent with the simplified method, as identified in ASC 718.  In December 2007, the SEC issued guidance that allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under GAAP, for employee stock options. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. We have continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

Reclassification

Certain amounts for the prior period have been reclassified to conform to the current presentation.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standard Codifciation (“ASC”) No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on our financial statements.

On February 2, 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-08, which contains amendments and technical corrections to certain Codification topics. While the ASU does not significantly alter U.S. GAAP, it may result in limited changes to existing practice.  The clarifications of the guidance on embedded derivatives and hedging (ASC 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (ASC 852-740) should be applied to reorganizations whose date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first interim or annual reporting period beginning after the ASU’s issuance date.  The adoption of ASU 2010-08 did not have a material impact on our financial statements.

Results of Operations

Years ended December 31, 2010 and 2009

Total contract revenues in 2010 were $4,802,393 compared to $2,420,001 in 2009, an increase of $2,382,392, or 98%. The increase was primarily due to the receipt of purchase orders under the IDIQ contract for ADEPT units received in March and September 2010.

Costs of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.   Costs of sales were $2,796,764 in 2010 compared to $1,101,383 in 2009, an increase of $1,695,381, or approximately 154%.  The increase was primarily due to the estimated warranty expense and increase in material and subcontracting costs for the IDIQ contract for ADEPT units received in March and September 2010.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering expenses were $725,706 in 2010 compared to $603,090 in 2009, an increase of $122,616, or 20%.  The increase in incentive compensation expense, fringe benefits, recruiting and consulting costs was primarily due to the orders received in connection with the IDIQ contract.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative expenses were $1,025,928 in 2010 compared to $688,176 in 2009, an increase of $337,752, or 49%. The increases in professional fees, salaries, unallowable costs, and travel and business development expenses were due to obtaining new business.

The provision for income taxes was an expense of $3,633 in 2010 compared to a benefit of $872 in 2009, representing an effective income tax rate of 1.4%, and -2.8%, respectively.  The increase in the effective federal income tax rate is attributable to the increase in income from operations that are offset by the continued utilization of federal net operating loss carry forwards and the reduction in our valuation allowance for our deferred tax assets.

We generated net income of $251,678 in 2010 as compared to $31,777 in 2009, an increase of $219,901, or 692%.   The increase in net income was primarily attributable to task orders under the IDIQ contract awarded in March and September 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2010, we had cash and cash equivalents of $638,106 and net working capital of $861,637.  During the year ended December 31, 2010, net cash provided by operating activities was $214,440 compared to $64,846 of net cash used in operating activities in 2009.  The increase was attributable to the IDIQ contract orders received in March and September 2010.

During the year ended December 31, 2010, net cash used in investment activities was $6,467 compared to $13,551 in 2009.  The decrease was attributable to fewer capital equipment purchases for our research and development group.

In 2010, we renewed our $50,000 line of credit agreement with Sun National Bank (“Sun”).  The line of credit was available to us for one year.  In January 2011, the credit agreement was amended and extended for 90 days.  The line of credit is secured by a $50,000 Certificate of Deposit with Sun.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company

Paul G. Casner	73	Chairman of the Board of Directors

Thomas C. Lynch	68	Director

Thomas J. Meaney	76	President, Chief Financial Officer, and Director

Tom L. Schaffnit	64	Director

Walter T. Bristow	53	Vice President of Engineering

Henry Silcock	58	Chief Technology Officer

Marc Dalby	46	Vice President, Business Development and Operations

Patricia A. Kapp	44	Secretary and Treasurer

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

Paul G. Casner, Jr. has been a director of the Company since May 2002 and was elected Chairman of the Board in October 2009. Mr. Casner is the CEO and President of Integral Systems, Inc., a defense contractor based in Columbia, Maryland whose shares are listed on the Nasdaq Global Select Market.   Prior to joining Integral Systems, from 1999 to March 2005, Mr. Casner served as Executive Vice President and Chief Operating Officer of DRS Technologies, Inc.  From 1994 to 1998, Mr. Casner served as President of the Electronic Systems Group of DRS Technologies. Before joining DRS Technologies, Mr. Casner was the Chairman and Chief Executive Officer of Technology Applications and Service Company.  Mr. Casner has over 40 years of Defense Industry experience, including several senior positions in business management, technical management, strategic planning and business development.  He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. Mr. Casner serves on the boards of Integral Systems Inc., and Atair Aerospace Incorporation.  As a result of these and other professional experiences, Mr. Casner possesses particular knowledge and experience in business development, technology development and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas C. Lynch has been a director of the Company since February 1997.  Mr. Lynch has served as a Managing Director of The Musser Group since 2007 and as a Consultant for Jones Lang LaSalle, formerly The Staubach Company, since 2001.  Mr. Lynch served as Senior Vice President of Safeguard Scientifics, Inc. from November 1995 to August 2001 and was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc, a Safeguard subsidiary.  Mr. Lynch, a retired Navy Admiral, serves as a Director on the following boards: Armed Forces Benefit Association, Buckeye Insurance Company, PRWT Services, Inc., and USO World Board of Governors.   He has served as President of Valley Forge Historical Society and Chairman of the Cradle of Liberty Council, Boy Scouts of America. He currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation and he also serves as Treasurer of the Union League Club of Philadelphia.  As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

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

Henry Silcock has been Chief Technology Officer since February, 2009, and was a Senior Staff Engineer from 2003 until 2009. Mr. Silcock was the program manager on several of our wireless R&D projects including the RWSE program, which incorporated EMC analysis capabilities into wireless network design software; the NVEA program, developing simulation tools for tactical data link analysis; and several programs developing shipboard networks. Mr. Silcock has more than thirty years experience and has been lead engineer on a number of successful R&D programs, including frequency-diversity modems for tactical radio networks, telemetry networks for ocean-going buoys, and digital voice pager design and development. He also has experience in network and system simulation, software and microprocessor architecture, custom VSLI development, DSP and real-time systems.

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

Audit Committee

In March 2004, our board of directors formed an Audit Committee. The members of the Audit Committee are Tom L. Schaffnit (Chair), Thomas C. Lynch, and Paul G. Casner, Jr.  The Audit Committee oversees and monitors management’s and the independent outside auditors’ participation in the accounting and financial reporting processes and the audits of our financial statements.  The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the outside independent auditors and to consult with the independent auditors and the appropriate officers of the Company on matters relating to outside auditor independence, corporate financial reporting, accounting procedures and policies, adequacy of financial accounting and operating controls, and the scope of audits. The Audit Committee is governed by an Audit Committee Charter, which was adopted on March 10, 2004 and amended on March 17, 2008 and February 9, 2009.

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

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   Our Code of Business Conduct and Ethics is available on our website, www.mikrossystems.com, or without charge upon written request directed to Patricia A. Kapp, Secretary, Mikros Systems Corporation, 707 Alexander Road, Building Two, Suite 208, Princeton, New Jersey 08540.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and
Principal Position				Option
	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Total ($)

Thomas J. Meaney	2010	171,600	40,000	-	211,600
President,	2009	171,600	-	-	171,600
Chief Executive Officer and Chief Financial Officer

Walter T. Bristow	2010	137,228	22,500	-	159,728
Vice President of Engineering	2009	135,200	-	7,020	142,220

Henry Silcock	2010	137,228	22,500	-	159,728
Chief Technology Officer	2009	135,200	-	7,020	142,220

Marc C. Dalby	2010	137,228	22,500	-	159,728
Vice President,	2009	118,137	-	7,020	125,157
Business Development and Operations

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 2 of our Consolidated Financial Statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options for each named executive officer outstanding as of December 31, 2010:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date

Thomas J. Meaney	25,000	-	(1)	0.55	10/2/2017

Walter T. Bristow	30,000	20,000	(2)	0.55	10/2/2017
	8,000	32,000	(4)	0.20	7/12/2019

Henry Silcock	24,000	16,000	(2)	0.55	10/2/2017
	8,000	32,000	(4)	0.20	7/12/2019

Marc. C. Dalby	4,000	6,000	(3)	0.62	3/16/2018
	8,000	32,000	(4)	0.20	7/12/2019

(1)	The stock options were granted on October 3, 2007 and vest in equal annual installments over a three year period commencing on the date of grant.

(2)	The stock options were granted on October 3, 2007 and vest in equal annual installments over a five year period commencing on the date of grant.

(3)	The stock options were granted on March 17, 2008 and vest in equal annual installments over a five year period commencing on the date of grant.

(4)	The stock options were granted on July 13, 2009 and vest in equal annual installments over a five year period commencing on the date of grant.

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

On December 19, 2007, we revised our arrangement with Mr. Meaney, who apportions his professional time between us and his consulting firm which provides services to various defense contractors.   In recent years, he has devoted approximately 50% of his professional time to the Company.  In light of the resignation of our Executive Vice President on September 1, 2007, and the importance of Mr. Meaney to both our operations and continued growth, Mr. Meaney has been required to and is expected to continue to devote substantial additional time and attention to the Company.  In recognition of the forgoing, effective January 1, 2008, Mr. Meaney has devoted approximately 75% of his professional time to us and his annual compensation was increased from approximately $105,000 in 2007 to approximately $160,000 in 2008.  We expect that Mr. Meaney will continue to devote approximately 75% of his professional time to us.

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

The options issued to Messrs. Meaney, Bristow, and Silcock were issued under our 2007 Stock Incentive Plan, which provides for certain benefits upon a change in control of the Company.  Specifically, upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2010 for those persons who served as members of our Board of Directors during 2010:

Name(1)	Fees earned or paid in cash ($)	Total ($)

Paul G. Casner(2)	10,000	10,000

Thomas C. Lynch(2)	10,000	10,000

Tom L. Schaffnit(2)	10,000	10,000

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our board of directors in 2010.

(2)
As of December 31, 2010, Messrs. Schaffnit, Casner, and Lynch each owned options to purchase 25,000 and 20,000 shares of our common stock, respectively, at exercise prices of $0.55 and $0.20 per share, respectively.

Narrative Disclosure To Director Compensation Table

We pay an annual fee of $10,000 to each of our non-employee directors.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March 29, 2011 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)	Percent of Class

5% Beneficial Owners:
Princeton Valuation Consultants, L.L.C.	2,920,050(2)	9.2%
5 Vaughn Drive Princeton, New Jersey 08540

Estate of Wayne E. Meyer	3,079,988(3)	9.7%

Directors and Executive Officers:
Walter T. Bristow	51,000(4)	*
220 Commerce Drive, Suite 300
Fort Washington, Pennsylvania 19034

Paul G. Casner	431,732(5)	1.4%

Patricia A. Kapp	201,000(4)	*

Thomas C. Lynch	415,732(5)	1.3%

Thomas J. Meaney	5,536,842(6)	17.4%

Tom L. Schaffnit	774,790(5)	3.5%

Henry Silcock	32,000(7)	*

Marc Dalby	14,000(8)	*

All Current Directors and Officers as a Group (eight persons)	7,457,096	22.0%

*Less than 1%

(1) The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 31, 2011 upon the exercise or conversion of any options, warrants or other convertible securities.  This table has been prepared based on 31,766,753 shares of common stock outstanding on March 29, 2011.  Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3) Includes 30,000 shares issuable upon conversion of Series B Convertible Preferred Stock.

(4) Includes 38,000 shares issuable exercise of options. Does not include 52,000 shares issuable upon exercise of options subject to vesting.

(5) Includes 31,666 shares issuable upon exercise of options.  Does not include 13,334 shares issuable upon exercise of options subject to vesting.

(6) Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock, and 25,000 shares issuable upon exercise of options.

(7) Consists of shares issuable upon exercise of options.  Does not include 48,000 shares issuable upon exercise of options subject to vesting.

(8) Consists of shares issuable upon exercise of options.  Does not include 36,000 shares issuable upon exercise of options subject to vesting.

Convertible Preferred Stock

The following table sets forth certain information, as of March 29, 2011, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 255,000 shares of convertible preferred stock outstanding on March 29, 2011.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 29, 2011, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and  executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 1,102,433 shares of Series B Convertible Preferred Stock outstanding on March 29, 2011.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 29, 2011, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 150,000 shares of Redeemable Series C Preferred Stock outstanding on March 29, 2011.

Series D Preferred Stock

The following table sets forth certain information, as of March 29, 2011, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 690,000 shares of Series D Preferred Stock outstanding on March 29, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2010:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category

Equity compensation plans not approved by security holders	735,000	$0.4078	2,255,000
Total	1,110,151	$0.3249	2,255,000

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.  As of the date of this report, we have issued options under the Plan to purchase 735,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

With regard to our audit committee, the board of directors has determined that Messrs. Casner, Lynch and Schaffnit (Chair), who constitute all members of the audit committee, are independent with respect to the independence criteria for audit committee members set forth in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market,  we have determined that Paul G. Casner, Thomas  C. Lynch, and Tom L. Schaffnit, who constitute a majority of our board of directors, are independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

On October 1, 2009, ParenteBeard LLC was appointed by the Audit Committee as our independent registered public accounting firm for the year ended December 31, 2009. Our previous independent registered public accounting firm, Beard Miller, resigned as our auditors when they combined their firm with ParenteBeard LLC.

We have engaged ParenteBeard LLC for the audits of our financial statements for the years ended December 31, 2010 and 2009, respectively, and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q during the years ended December 31, 2010 and 2009 for a fee of $38,475 and $36,716 respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2010 and 2009.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2010 and 2009.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2010 and 2009.

Audit Committee Pre-Approval Policies and Procedures

All auditing services and non-audit services (other than the de minimis exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved by the Audit Committee. Any future Audit-Related Fees and Tax Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or incorporated by reference as part of this report:

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

3.5	Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 1988).
3.6	Certificate of Designations of Series D Preferred Stock (incorporated by reference to Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994).
10.1	Mikros Systems Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2007).
14.1	Mikros Systems Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-QSB filed August 11, 2006).
16.1	Letter from Beard Miller Company LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to Form 8-K filed October 5, 2009).
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Dated: March 31, 2011	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	March 31, 2011
Paul G. Casner, Director

/s/ Thomas C. Lynch	March 31, 2011
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	March 31, 2011
Thomas J. Meaney, Director

/s/ Tom L. Schaffnit	March 31, 2011
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheets of Mikros Systems Corporation (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC Philadelphia, Pennsylvania March 31, 2011

MIKROS SYSTEMS CORPORATION
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2010	2009
Current assets

Cash and cash equivalents	$638,106	$430,133

Certificate of deposit, securing line of credit	50,000	50,000

Receivables on government contracts	549,116	416,865

Other current assets	45,284	42,075

Total current assets	1,282,506	939,073

Patents and trademarks	5,383	5,383

Less: accumulated amortization	(1,437)	(1,099)
	3,946	4,284
Property and equipment:

Equipment	34,642	28,175

Furniture & fixtures	9,264	9,264
	43,906	37,439

Less: accumulated depreciation	(26,936)	(19,900)

Property and equipment, net	16,970	17,539

Deferred tax assets	59,000	26,000

Total assets	$1,362,422	$986,896

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
BALANCE SHEETS
(continued)

	DECEMBER 31,	DECEMBER 31,
	2010	2009
Current liabilities

Accrued payroll and payroll taxes	$332,823	$118,864
Accounts payable and accrued expenses	38,046	222,937
Accrued warranty expense	50,000	-
Other current liabilities	-	-

Total current liabilities	420,869	341,801

Long-term liabilities	2,714	-

Total liabilities	423,583	341,801

Redeemable series C preferred stock
par value $.01 per share, authorized 150,000 shares, issued
and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433
shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized
2,000,000 shares, issued and outstanding 255,000 shares (involuntary
liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares
authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares,
issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,549,587	11,507,521

Accumulated deficit	(11,029,340)	(11,281,018)

Total shareholders' equity	858,389	564,645

Total liabilities and shareholders' equity	$1,362,422	$986,896

 See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009

Contract Revenues	$4,802,393	$2,420,001

Cost of sales	2,796,764	1,101,383

Gross margin	2,005,629	1,318,618

Expenses:
Engineering	725,706	603,090
General and administrative	1,025,928	688,176

Total expenses	1,751,634	1,291,266

Income from operations	253,995	27,352

Other income:
Interest	1,316	3,553

Net income before income taxes	255,311	30,905

Income tax expense (benefit)	3,633	(872)

Net income	$251,678	$31,777

Basic earnings per share	$0.01	$-

Weighted basic average number of shares outstanding	31,766,753	31,766,753

Diluted earnings per share	$0.01	$-

Weighted dilutive average number of shares outstanding	35,329,052	35,690,868

 See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock Series B		Preferred Stock		Preferred Stock Series D
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value
	Number	Par	Number	Par	Number	Par
	of shares	Value	of shares	Value	of shares	Value

Balance, January 1, 2009	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

Net Income	-	-	-	-	-	-

Balance, December 31 ,2009	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

Stock Compensation – Options	-	-	-	-	-	-
Net income	-	-	-	-	-	-

Balance, December 31, 2010	1,102,433	$11,024	255,000	$2,550	690,000	$6,900

			Capital in
	Common Stock		Excess of	Accumulated
	$0.01 Par Value		Par Value	Deficit	Total
	Number	Par
	of shares	Value

Balance, January 1, 2009	31,766,753	$317,668	$11,468,662	$(11,312,795)	$494,009
Stock compensation – options	-	-	38,859	-	38,859
Net income	-	-	-	31,777	31,777

Balance, December 31, 2009	31,766,753	317,668	11,507,521	(11,281,018)	564,645

Stock compensation – options	-	-	42,066	-	42,066
Net income	-	-	-	251,678	251,678

Balance, December 31, 2010	31,766,753	$317,668	$11,549,587	$(11,029,340)	$858,389

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Cash flow from operating activities:
Net income	$251,678	$31,777
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	7,374	4,998
Deferred tax benefit	(33,000)	(8,000)
Provision for warranty expense	50,000	-
Stock compensation – options	42,066	38,859

Net changes in operating assets and liabilities
Decrease (increase) in investment securities	-	50,000
Increase in receivables on government contracts	(132,251)	(247,099)
Increase in other current assets	(3,209)	(9,592)
Increase in accrued payroll and payroll taxes	213,959	671
(Decrease) increase in accounts payable and accrued expenses	(184,891)	84,704
(Decrease) increase in long-term liabilities	2,714	(11,164)

Net cash provided by (used in) operating activities	214,440	(64,846)

Cash flow from investing activities:

Purchase of property and equipment	(6,467)	(13,551)

Net cash used in investing activities:	(6,467)	(13,551)

Net increase (decrease) in cash and cash equivalents	207,973	(78,397)

Cash and cash equivalents, beginning of period	430,133	508,530

Cash and cash equivalents, end of period	$638,106	$430,133

Supplementary cash flows information:

Income taxes paid	$28,970	$5,550

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Mikros Systems Corporation (“Mikros,” the “Company,” “we” or “us”) is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (DoD) as a small business, the Company’s capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

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

Certificate of deposit

Short-term investments are retained to comply with our line of credit facility and consist of certificates of deposit. As of December 31, 2010 and 2010, the Company had $50,000 in certificates of deposit.

Fair value of financial instruments

The carrying value of cash and cash equivalents, investment securities, receivables on government contracts, and accounts payable approximates fair value due to the current maturity of these instruments.

Concentrations of credit risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company maintains its cash primarily in investment accounts within large financial institutions. The Federal Deposit Insurance Corporation insures these balances up to $250,000 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk. As of December 31, 2010, the Company had $14,166 in excess of the Federal Deposit Insurance limitation.

Receivables on Government Contracts are stated at outstanding balances, less an allowance for doubtful accounts, if necessary.  When necessary, the allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

If required, the allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due.  All of our business is conducted with the Federal Government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2010 and 2009, respectively.

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 years. Depreciation expense amounted to $5,713 and $3,337 for the years ended December 31, 2010 and 2009, respectively.

Furniture and Fixtures are stated at cost.  Depreciation expense is computed using the straight-line method based on estimated useful lives of 7 years.  Depreciation expense amounted to $1,323 for each of the years ended December 31, 2010 and 2009.

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

For each of the years ended December 31, 2010 and 2009, amortization expense amounted to $338, which related to the cost of the patents and trademarks. These costs are being amortized over their 10 year legal lives.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2010 or 2009.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  For the year ended December 31, 2010, the Company incurred warranty expenses of $50,000 which is a component of the Company’s cost of sales.  The warranty expense is attributable to the units produced and sold under the IDIQ contract.  As of December 31, 2010, the Company had an accrued warranty expense of $50,000.

Stock Options

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There were no stock options issued for the year ended December 31, 2010.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.  Expected volatility is based on historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The expected term is estimated consistent with the simplified method, as identified in ASC 718.  In December 2007, the SEC issued guidance that allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under GAAP, for employee stock options. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, the Company used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. The Company has continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The fair values of options are amortized over the vesting period of the awards utilizing a straight-line method.  The Company used the following assumptions to calculate compensation expense:

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog primarily consists of future ADEPT units to be developed and delivered to the Federal government. The estimated value of ADEPT unit backlog was $591,011 as of December 31, 2010.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2010 and 2009, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2010 and 2009, the Company had no advanced billings.  Under the IDIQ agreement, the Company has 18 ADEPT units that are expected to be delivered during 2011.

Income Taxes

The Company accounts for income taxes under a liability method.  Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The deferred tax assets will be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2010 and 2009.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties, such penalties will be included as an operating expense.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Earnings per share

Basic earnings per share ("EPS") is calculated by dividing net earnings allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method for options and if-converted method for convertible preferred securities.  Potentially dilutive securities include employee stock options, Series B Convertible Preferred Stock, and Convertible Preferred Stock (see "3. Redeemable Series C Preferred Stock and Shareholders’ Equity" below for information about the Convertible Preferred Stock).

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. The company's Convertible Preferred Stock units are considered participating securities since they contain a non-forfeitable right to dividends and distributions with common shareholders.  ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the Company's stock options are not considered to be participating securities. Dividends on common stock were not declared in 2010 or 2009.  ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and was adopted by the company during the first quarter of 2009. There was no impact of significance on basic or diluted EPS as a result of the adoption of ASC 260-10-45.

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

Recently Issued Accounting Standards

In June 2009, FASB issued Accounting Standard Codification (“ASC”) No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for the Company’s fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company's financial statements.

On February 2, 2010, FASB issued Accounting Standard Update (“ASU”) 2010-08, which contains amendments and technical corrections to certain Codification topics. While the ASU does not significantly alter U.S. GAAP, it may result in limited changes to existing practice.  The clarifications of the guidance on embedded derivatives and hedging (ASC 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (ASC 852-740) should be applied to reorganizations whose date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first interim or annual reporting period beginning after the ASU’s issuance date.  The adoption of ASU 2010-08 did not have a material impact on the Company’s financial statements.

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

Convertible Preferred Stock

Each share of Convertible Preferred Stock is entitled to dividends when, and as if declared by the Board of Directors of the Company.  In the event any dividend is payable to holders of the Company’s common stock, each share is entitled to receive a dividend equal to the amount of such common stock dividend multiplied by the number of shares of common stock into which each share of Convertible Preferred Stock may be converted.  Shares of Convertible Preferred Stock can be redeemed in whole, but not in part, at the Company’s option for $1.00 per share.  Holders of Convertible Preferred Stock are entitled to cast one vote per share on all matters to be voted upon by the Company’s shareholders.  Each share of Convertible Preferred Stock is convertible at any time into one share of common stock at a conversion price of $1.00 per share, subject to adjustment in certain circumstances.  The convertible preferred stock has the nonforfeitable right to participate equally in dividends and distributions with the holders of the common stock.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to be paid, after holders of Redeemable Series C Preferred Stock and Series B Preferred Stock have been paid in full, an amount in cash equal to $1.00 per share.

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at December 31, 2010 and are included in the liquidation value of $1,568,000.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The income tax provision is comprised of the following for the year ended December 31:

	2010	2009

Current state tax expense	$36,633	$7,128

Deferred federal tax expense (benefit)	(33,000)	(8,000)

Income tax (benefit) expense	$3,633	$(872)

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2010	2009

Federal statutory rate	34.0%	34.0%
State taxes	9.5	8.8
Permanent Differences	8.5	65.7
Utilization of net operating
loss carry forwards and
Reduction of deferred tax asset	(50.6)	(111.3)
valuation allowance

Effective tax rate	1.4%	-2.8%

Total available net operating loss carry forwards at December 31, 2010 are reflected in the following schedule:

Year of Expiration	Available for Federal Tax Purposes

2011	963,679
2012	338,956
2019	306,757
2021	76,872
2022	40,330
2023	106,651
$1,833,245

During 2010, federal net operating loss carry forwards of approximately $365,000 were utilized by the Company for purposes of the Company’s tax provision. The Company’s valuation allowance associated with the related deferred tax assets was decreased by approximately $124,000 in 2010 based on the Company’s new contracts and continued profitability on existing contracts.  The Company’s valuation allowance associated with the related deferred tax assets was decreased by approximately $33,000 in 2009 based on the Company’s anticipated profitability on existing contracts.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets consist of the following as of December 31:

	2010	2009

Deferred tax asset:
Fixed Assets & Other	$80,549	$49,000
Net operating loss
Carry forwards	624,454	747,000
Valuation allowance	(646,003)	(770,000)

Net deferred tax asset	$59,000	$26,000

The Company is not currently under examination by the Internal Revenue Service. The Unites States federal statute of limitations remains open for the years 2007 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2004.

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

A summary of the status of the Company’s Incentive Stock Option Plan as of December 31, 2010 and 2009 is presented below:

	2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Options outstanding - beginning of year	361,818	$0.17	-
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled	(361,818)	0.17	-
Options outstanding - end of year	-	$-	-
Options exercisable - December 31, 2010	-	$-	-

	2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Options outstanding - beginning of year	361,818	$0.17	-
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled	-	-	-
Options outstanding - end of year	361,818	$0.17	-
Options exercisable - December 31, 2009	361,818	$0.17	-

During 2010, the options issued to Tom L. Schaffnit in January and September of 2000 expired.  The aggregate intrinsic value of options outstanding and exercisable under the Incentive Stock Option Plan at December 31, 2010 and 2009 was approximately $0 and $62,982 respectively.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2010 and 2009.  The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

2007 Stock Incentive Option Plan

In July 2009, the Company issued options to purchase 345,000 shares of the Company’s common stock under the Company’s 2007 Stock Incentive Plan.  The options vest over a five year period and are exercisable at $.20 per share, the last sales price of the Company’s common stock as reported on the OTC Bulletin Board on the date of grant.  There were no options issued for the year ended December 31, 2010.  A summary of the status of the Company’s 2007 Stock Incentive Plan as of December 31, 2010 and 2009 is presented below.

	2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Options outstanding - beginning of year	748,333	$0.40	8.75
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled	(13,333)	0.42	-
Options outstanding - end of year	735,000	$0.41	7.81
Options exercisable - December 31, 2010	351,004	$0.48	7.14

	2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Options outstanding - beginning of year	420,000	$0.55	8.75
Granted	345,000	0.20	9
Exercised	-	-	-
Forfeited / Cancelled	(16,667)	0.55	-
Weighted-average fair value of options granted during the year	-	$0.18	-
Options outstanding - end of year	748,333	$0.40	8.75
Options exercisable - December 31, 2009	182,664	$0.55	7.76

 As of December 31, 2010 and 2009, there were 351,004 and 182,664 options exercisable, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2010 and 2009 under the 2007 Stock Incentive Plan was $0 and $48,268, respectively.

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

There were a total of 383,996 and 565,669 unvested options at December 31, 2010 and 2009, respectively.  The total fair value of unvested options as of December 31, 2010 and 2009 was approximately $93,155 and $167,666, respectively,   As of December 31, 2010 and 2009, there was approximately $81,605 and $123,804 of unamortized stock option compensation expense.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEBT

On January 10, 2010, the Company renewed a $50,000 line of credit agreement with Sun National Bank (“Sun”).  The line of credit is secured by a $50,000 Certificate of Deposit with Sun.  Proceeds from the revolving credit facility are used to manage daily operations.  Interest on outstanding amounts will be charged at 3.25% rate, plus an applicable margin not to exceed 6.0%, subject to certain restrictions as defined in the agreement.  There were no borrowings during the years ended December 31, 2010 and 2009.

In January 2011, the Company renewed its $50,000 line of credit agreement with Sun.  The line of credit is available to the Company for 90 days.  The line of credit is secured by a $50,000 Certificate of Deposit with Sun and recorded as investment securities within our balance sheet.

NOTE 7 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows:

	2010	2009
Basic EPS:
Net income applicable to common shareholders - basic	$251,678	$31,777
Portion allocable to common shareholders	99.2%	99.2%
Net earnings allocable to common shareholders	249,674	31,524
Weighted average basic shares outstanding	31,766,753	31,766,753
Basic earnings per share	$0.01	$0.00

Dilutive EPS:
Net earnings allocable to common shareholders	249,674	31,524
Weighted average shares outstanding	31,766,753	31,766,753
Diluted effect:
Employee stock options	-	361,816
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000
Weighted average dilutive shares outstanding	35,329,052	35,690,868
Dilutive earnings per share	$0.01	$0.00

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	2010	2009
Numerator:
Weighted average participating common shares	31,766,753	31,766,753
Denominator:
Weighted average participating common shares	31,766,753	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000
Weighted average participating shares	32,021,753	32,021,753
Portion allocable to common shareholders	99.2%	99.2%

At December 31, 2010 and 2009, there were 735,000 and 748,333 shares issuable upon exercise of options which were excluded from the computation of dilutive earnings per share due to their anti-dilutive effect, respectively.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS

The Company’s principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331.  Monthly rent is $75.

The engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where the Company leases approximately 2,513 square feet of general office space under a lease agreement that was renewed in December 2010 and terminates in February 2016.   The rent under the initial year is approximately $51,421 with a 30% increase in second year and 2% - 3% increases each year thereafter.  Rent is being expensed on a straight-line basis over the term of the lease.

From January 1, 2010 through June 30, 2010, the Company maintained a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia.  Monthly rent was $1,500.

The Company entered into a month-to-month lease of two offices, for marketing purposes, that are located at 80 M Street, Suite 640, Washington, D.C. 2003.   Monthly rent is $2,085 and the lease commenced on July 1, 2010.

The Company has also entered into a month-to-month lease of a facility at 8076 114th Ave N., Largo, Florida 33777 which will support production of the Advanced Diagnostic Electronic Portable Testset (ADEPT) product line and quality assurance, field support, and life cycle management.  Monthly rent is $806 and commenced on February 1, 2009.  The Company renewed the lease on February 8, 2011on month-to-month basis through January 31, 2012.

Total rent expense during 2010 and 2009 was $95,129 and $89,293 respectively.  The Company has $340,550 in future obligations under non-cancellable operating leases that are due as follows:

2011	$51,421
2012	66,633
2013	68,360
2014	70,087
2015	71,814
Thereafter	12,233
$340,550

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is a subcontractor to Ocean Power Technologies, Inc. under a four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  Thomas Meaney, the Company’s chief financial officer and member of the Company’s board of directors, also serves as a director of Ocean Power Technologies, Inc.  For the years ended December 31, 2010 and 2009, the Company recognized revenues of $229,354 and $99,978, respectively in connection with the subcontracting agreement with Ocean Power Technologies, Inc.