Form 10-Q
period 2011-03-31
MIKROS SYSTEMS CORP
filed 2011-05-16
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 16, 2011.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	1

	Condensed Statements Of Income for the Three Months Ended March 31, 2011 and 2010 (unaudited)	3

	Condensed Statements Of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	4

	Notes To Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits	16

	SIGNATURES	17

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	MARCH, 31	DECEMBER 31,
	2011	2010
Current assets

Cash and cash equivalents	$715,144	$638,106

Certificate of deposit, securing line of credit	50,000	50,000

Receivables on government contracts	639,544	549,116

Other current assets	56,851	45,284

Total current assets	1,461,539	1,282,506

Patents and trademarks	5,383	5,383

Less: accumulated amortization	(1,521)	(1,437)
	3,862	3,946
Property and equipment:

Equipment	34,642	34,642

Furniture & fixtures	9,264	9,264
	43,906	43,906

Less: accumulated depreciation	(28,926)	(26,936)

Property and equipment, net	14,980	16,970

Deferred tax assets	52,300	59,000

Total assets	$1,532,681	$1,362,422

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	MARCH, 31	DECEMBER 31,
	2011	2010
Current liabilities

Accrued payroll and payroll taxes	$211,266	$332,823
Accounts payable and accrued expenses	215,990	38,046
Accrued warranty expense	80,000	50,000

Total current liabilities	507,256	420,869

Long-term liabilities	10,994	2,714

Total liabilities	518,250	423,583

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,551,797	11,549,587

Accumulated deficit	(10,955,958)	(11,029,340)

Total shareholders' equity	933,981	858,389

Total liabilities and shareholders' equity	$1,532,681	$1,362,422

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended,
	MARCH, 31	MARCH, 31
	2011	2010

Contract Revenues	$1,232,405	$562,381

Cost of sales	613,919	258,219

Gross margin	618,486	304,162

Expenses:
Engineering	227,629	151,571
General and administrative	299,698	268,434

Total expenses	527,327	420,005

Income (loss) from operations	91,159	(115,843)

Other income:
Interest	23	1,315

Net income (loss) before income taxes	91,182	(114,528)

Income tax expense (benefit)	17,800	(4,532)

Net income (loss)	$73,382	$(109,996)

Basic earnings per share	$-	$-

Weighted basic average number of shares outstanding	31,766,753	31,766,753

Diluted earnings per share	$-	$-

Weighted dilutive average number of shares outstanding	35,329,052	31,766,753

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended,
	MARCH, 31	MARCH, 31
	2011	2010

Cash flow from operating activities:
Net income (loss)	$73,382	$(109,996)
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	2,074	1,791
Deferred tax benefit	6,700	(10,973)
Provision for warranty expense	30,000	-
Stock compensation – options	2,210	11,138

Net changes in operating assets and liabilities
Increase in receivables on government contracts	(90,428)	(17,415)
Increase in other current assets	(11,567)	(5,863)
(Decrease) increase in accrued payroll and payroll taxes	(121,557)	3,960
(Decrease) increase in accounts payable and accrued expenses	177,944	(89,810)
(Decrease) increase in other current liabilities	-	(1,542)
(Decrease) increase in long-term liabilities	8,280	-

Net cash provided by (used in) operating activities	77,038	(218,710)

Cash flow from investing activities:

Purchase of property and equipment	-	(898)

Net cash used in investing activities:	-	(898)

Net increase (decrease) in cash and cash equivalents	77,038	(219,608)

Cash and cash equivalents, beginning of period	638,106	430,133

Cash and cash equivalents, end of period	$715,144	$210,525

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Basis of Presentation:

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2010, and the results of its operations and its cash flows for the three months ended March 31, 2011 and 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no developments to recently issued  accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog primarily consists of future ADEPT units to be developed and delivered to the Federal government. The estimated value of ADEPT unit backlog was $107,155 as of March 31, 2011.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of March 31, 2011 and 2010, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of March 31, 2011 and 2010, the Company had no advanced billings.  Under the IDIQ agreement, the Company expects to deliver 18 ADEPT units during 2011.   As of March 31, 2011, 16 of the 18 ADEPT units have been delivered.

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

NOTE 5 – SHAREHOLDER’S EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK

Each share of Series B Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per common share to be paid upon conversion and entitles the holder of the Series B Convertible Preferred Stock to cast three votes for each share of the Series B Convertible Preferred Stock held on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon redemption of the Series C Preferred Stock an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

CONVERTIBLE PREFERRED STOCK

Each share of Convertible Preferred Stock is entitled to dividends when, and if declared by the Board of Directors of the Company.  In the event any dividend is payable to holders of the Company’s common stock, each share is entitled to receive a dividend equal to the amount of such common stock dividend multiplied by the number of shares of common stock into which each share of Convertible Preferred Stock may be converted.  Shares of Convertible Preferred Stock can be redeemed in whole, but not in part, at the Company’s option for $1.00 per share.  Holders of Convertible Preferred Stock are entitled to cast one vote per share on all matters to be voted upon by the Company’s shareholders.  Each share of Convertible Preferred Stock is convertible at any time into one share of common stock at a conversion price of $1.00 per share, subject to adjustment in certain circumstances.  The convertible preferred stock has the nonforfeitable right to participate equally in dividends and distributions with the holders of the common stock.  Upon any liquidation, dissolution or winding up of the Company, each holder will be entitled to be paid, after holders of Redeemable Series C Preferred Stock and Series B Preferred Stock have been paid in full, an amount in cash equal to $1.00 per share.

SERIES D PREFERRED STOCK

The Series D Preferred Stock provided for an annual cumulative dividend of $.10 per share and entitles the holder thereof to cast one vote for each share held on all matters to be voted on by the Company’s shareholders.  The shares are not convertible into any other class of stock and are subject to redemption at the Company’s option at any time at a redemption price of $1.00 per share plus all unpaid cumulative dividends.  Upon liquidation, dissolution or winding up of the Corporation, each holder of Series D Preferred Stock will be entitled to be paid, after all distributions or payments are made upon the Corporation’s Convertible Preferred Stock, Series B Preferred Stock, and Redeemable Series C Preferred Stock, an amount in cash equal to the Redemption Price, as defined,  for each share of Series D Preferred Stock held by such holder. The holders of Series D Preferred Stock will not be entitled to any further payment.

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at March 31, 2011 and are included in the liquidation value of $1,568,000.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of weighted average shares outstanding for the three months ended March 31, 2011 and 2010 is set forth below:

	Three Months Ended,
	MARCH, 31	MARCH, 31
	2011	2010
Basic EPS:
Net income (loss) applicable to common shareholders - basic	$73,382	$(109,996)
Portion allocable to common shareholders	99.2%	99.2%
Net earnings (losses) allocable to common shareholders	72,795	(109,116)
Weighted average basic shares outstanding	31,766,753	31,766,753
Basic earnings per share	$-	$-

Dilutive EPS:
Net earnings (losses) allocable to common shareholders	72,795	(109,116)
Weighted average shares outstanding	31,766,753	31,766,753
Diluted effect:
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	-
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	-
Weighted average dilutive shares outstanding	35,329,052	31,766,753
Dilutive earnings per share	$-	$-

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended,
	MARCH, 31	MARCH, 31
	2011	2010

Numerator:
Weighted average participating common shares	31,766,753	31,766,753
Denominator:
Weighted average participating common shares	31,766,753	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000
Weighted average participating shares	32,021,753	32,021,753
Portion allocable to common shareholders	99.2%	99.2%

At March 31, 2011 and 2010, there were 700,000 and 830,149 shares, respectively, issuable upon exercise of options which were excluded from the computation of dilutive earnings per share due to their anti-dilutive effect.

At March 31, 2010, 3,562,299 shares issuable upon conversion of two series of the Company’s Convertible Preferred Stock (See note 5), representing the weighted average effect of assumed conversion of the two series of preferred stock, were excluded from the calculation due to their anti-dilutive effect.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $6,700 during the three months ended March 31, 2011.  The Company increased its net deferred tax assets by approximately $10,973 during the three months ended March 31, 2010.  The change in deferred tax assets is attributable to the reduction in the valuation allowance as the Company anticipates earnings from operations to continue.

NOTE 8 – SHARE BASED COMPENSATION

During the three months ended March 31, 2010, the Company did not issue any stock options.  In accordance with the recognition provisions of  ASC 718, the Company recognized stock-based compensation expense of  $2,210 and $11,138 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in expense is attributable to the forfeiture of 35,000 options during the three months ended March 31, 2011 that resulted in the reversal of $8,831 of stock compensation expense from prior periods.  No tax benefits were recognized related to this stock-based compensation.   As of March 31, 2011, there were 700,000 and 354,020, respectively, of options outstanding and exercisable.

 NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is a subcontractor to Ocean Power Technologies, Inc. under a four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  Thomas Meaney, the Company’s chief financial officer and member of the Company’s board of directors, also serves as a director of Ocean Power Technologies, Inc.  For the three months ended March 31, 2011 and 2010, the Company recognized revenues of $71,580 and $82,241, respectively in connection with the subcontracting agreement with Ocean Power Technologies, Inc.

NOTE 10 – SUBSEQUENT EVENTS

In April 2011, the Company entered into a line of credit agreement with Sun National Bank.  The agreement increases the Company’s borrowing capacity to $200,000.  The facility accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum annual interest rate of 6.0%.  The facility matures on May 5, 2012, may be prepaid at any time without penalty, and is secured by substantially all the assets of the Company.  Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The credit agreement contains customary affirmative and negative covenants, and a net worth financial covenant.  The Company has evaluated subsequent events and transactions for potential recognition or disclosure through such time these statements were filed with the Securities and Exchange Commission, and has determined there were no other items deemed to be reportable.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. Defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovative Research (SBIR) grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2011 and 2010.  The majority of our revenue was generated by sales of Adaptive Diagnostic Electronic Portable Testset (ADEPT®) units.  We believe that we can utilize the intellectual property developed under our various SBIR awards to create proprietary products for both the government and commercial marketplace.

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

Key benefits of ADEPT include:

●	Distance support capability enabling “expert” remote (shore-based) system support and fleet-wide system analysis;

●	Reduction in the amount of electronic test equipment required for organizational level support; and

●	Modularity and programmability which aims to overcome obsolescence issues encountered with current test equipment and support capability enhancements in future systems.

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

In March and September 2010, we were awarded significant task orders under the IDIQ contract.  For the three months ended March 31, 2011 and 2010, we realized revenues of $970,169 and $154,778, respectively, related to the ADEPT production orders received in March and September 2010.  We delivered 27 units in 2010 and an additional 16 units during the first quarter of 2011.  We expect the remaining units to be shipped and delivered during 2011.  We expect additional delivery orders during the five year term of the contract.  It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

In July 2010, we received a $750,000 Small Business Innovation Research (SBIR) Phase II contract from the Naval Sea Systems Command for development of a “Wave Energy MicroBuoy” to be used as an at-sea platform for a communications relay or network gateway.   Ocean Power Technologies, Inc. (OPT), who we collaborate with on certain projects, has been a key team member in the pursuit of the contract and will be a major subcontractor.  We intend to work with OPT in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  The main objective of the SBIR Phase II Program is the development and testing of a prototype MicroBuoy and demonstration of a persistent power level specified for the Navy system.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue during the first quarter of  2011, and expected revenue over the next nine months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

For the remainder of 2011, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.   As of March 31, 2011, there have been no changes to such critical accounting policies and estimates.  Certain amounts for the prior period have been reclassified to conform to the current presentation.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

We generated revenues of $1,232,405 during the three months ended March 31, 2011 compared to $562,381 during the three months ended March 31, 2010, an increase of $670,024 or 119%.  The increase was primarily due to the receipt of purchase orders under the IDIQ contract for ADEPT units received in March and September 2010 and the SBIR Phase II contract received in August 2010.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended March 31, 2011 was $613,919 compared to $258,219 for the three months ended March 31, 2010, an increase of $355,700 or 138%.  The increase was primarily due to the increase in material and subcontracting costs for the IDIQ contract for ADEPT units received in March and September 2010 and the SBIR Phase II contract received in August 2010.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended March 31, 2011 were $227,629 compared to $151,571 for the three months ended March 31, 2010, an increase of $76,058 or 50%.  The increase was due to a mix of costs primarily to increases in salaries and incentive compensation expense.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us.  General and administrative costs for the three months ended March 31, 2011 were $299,698 compared to $268,434 for the three months ended March 31, 2010, an increase of $31,264 or 12%.  The increase was primarily due to increases in professional fees and unallowable costs.

At March 31, 2011, we estimate our annual effective tax rate for 2011 to be 28.2%  We are recognizing a tax expense of $17,800 for the quarter ended March 31, 2011 primarily due to expected net income for the remainder of 2011 and the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  At March 31, 2011, the difference from the expected federal income tax rate is attributable to state income taxes and the income tax expense related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.

We generated net income of $73,382 during the three months ended March 31, 2011 as compared to a net loss of $109,996 during the three months ended March 31, 2010.  The increase was primarily attributable to the IDIQ contract awarded in March and September 2010 and the SBIR Phase II contract received in August 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2011, net cash provided by operations was $77,038 compared to cash used in operations $218,710 during the three months ended March 31, 2010. The increase was due primarily to the income generated during the first quarter of 2011 attributable to the IDIQ and the SBIR Phase II contract orders received.  We had working capital of $954,283 as of March 31, 2011 as compared to working capital of $861,637 at December 31, 2010.

In 2009, we entered into a $50,000 line of credit agreement with Sun National Bank (“Sun”).  The line of credit was available to us for one year.  In January 2011 and 2010, the credit agreement was amended and extended for one year.  In April 2011, we increased our borrowing capacity under the facility to $200,000.  The facility accrues interest at a variable rate equal to the bank's prime rate plus 300 basis points with a minimum annual interest rate of 6.0%.  The facility matures on May 5, 2012, may be prepaid at any time without penalty, and is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.

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

Contractual Obligations

There have been no material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of March 31, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

May 16, 2011	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)