Form 10-Q
period 2011-06-30
MIKROS SYSTEMS CORP
filed 2011-08-15
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 15, 2011.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010	1

	Condensed Statements Of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	3

	Condensed Statements Of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	4

	Notes To The Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits	16

	SIGNATURES	17

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 MIKROS SYSTEMS CORPORATION
 CONDENSED BALANCE SHEET
 (Unaudited)

	JUNE 30,	DECEMBER 31,
	2011	2010
Current assets

Cash and cash equivalents	$985,086	$638,106
Certificate of deposit, securing line of credit	-	50,000
Receivables on government contracts	220,851	549,116
Prepaid expenses and other current assets	133,991	45,284
Total current assets	1,339,928	1,282,506

Patents and trademarks	5,383	5,383
Less: accumulated amortization	(1,606)	(1,437)
	3,777	3,946

Property and equipment
Equipment	34,642	34,642
Furniture & fixtures	9,264	9,264
	43,906	43,906

Less: accumulated depreciation	(30,916)	(26,936)
Property and equipment, net	12,990	16,970
Deferred tax assets	56,400	59,000

Total assets	$1,413,095	$1,362,422

 See Notes to Unaudited Condensed Financial Statements

 MIKROS SYSTEMS CORPORATION
 CONDENSED BALANCE SHEET
 (Unaudited)
 (continued)

	JUNE 30,	DECEMBER 31,
	2011	2010
Current liabilities

Accrued payroll and payroll taxes	$252,327	$332,823
Accounts payable and accrued expenses	94,110	38,046
Accrued warranty expense	83,750	50,000

Total current liabilities	430,187	420,869

Long-term portion of rent payable	16,543	2,714

Total liabilities	446,730	423,583

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value- $80,450)	80,450	80,450

Shareholders' equity Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value- $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,560,600	11,549,587

Accumulated deficit	(11,012,827)	(11,029,340)

Total shareholders' equity	885,915	858,389

Total liabilities and shareholders' equity	$1,413,095	$1,362,422

 See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended,		Six Months Ended,
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2011	2010	2011	2010

Contract Revenues	$726,571	$1,553,315	$1,958,976	$2,115,696

Cost of sales	349,788	975,911	963,707	1,234,130

Gross margin	376,783	577,404	995,269	881,566

Expenses
Engineering	181,614	177,081	409,243	328,652
General and administrative	265,131	257,465	564,829	525,899

Total expenses	446,745	434,546	974,072	854,551

(Loss) income from operations	(69,962)	142,858	21,197	27,015

Other income:
Interest	793	-	816	1,315

Net (loss) income before income taxes	(69,169)	142,858	22,013	28,330

Income tax expense (benefit)	(12,300)	(4,034)	5,500	(8,566)

Net (loss) income	$(56,869)	$146,892	$16,513	$36,896
Basic and diluted (loss) earnings per share	$-	$-	$-	$-

Basic weighted average number of shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted weighted average number of shares outstanding	31,766,753	35,460,447	35,329,052	35,465,333

 See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	JUNE 30,	JUNE 30,
	2011	2010

Cash flow from operating activities:
Net income (loss)	$16,513	$36,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,149	3,623
Deferred tax benefit	2,600	(21,950)
Provision for warranty expense	33,750	-
Stock compensation – options	11,013	22,277

Net changes in operating assets and liabilities
Decrease in certificate of deposit, securing line of credit	50,000	-
Decrease (increase) in receivables on government contracts	328,265	(285,790)
Increase in prepaid expenses and other current assets	(88,707)	(21,405)
(Decrease) increase in accrued payroll and payroll taxes	(80,496)	7,567
Increase in accounts payable and accrued expenses	56,064	59,125
Decrease in other current liabilities	-	(3,084)
Increase in long-term liabilities	13,829	-

Net cash provided by (used in) operating activities	346,980	(202,741)

Cash flow from investing activities:
Purchase of property and equipment	-	(898)

Net cash used in investing activities:	-	(898)
Net increase (decrease) in cash and cash equivalents	346,980	(203,639)

Cash and cash equivalents, beginning of period	638,106	430,133

Cash and cash equivalents, end of period	$985,086	$226,494

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2011, and the results of its operations and its cash flows for the three and six months ended June 30, 2011 and 2010.  The December 31, 2010 balance sheet is derived from the 2010 audited financial statements.  Certain amounts for the prior period have been reclassified to conform to the current presentation.  The Company has evaluated the impact of subsequent events through the date the condensed financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no developments to recently issued  accounting standards, that would apply to the Company, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  As of June 30, 2011, there was no backlog as all outstanding orders under contracts had been delivered.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of June 30, 2011 and 2010, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of June 30, 2011 and 2010, the Company had no advanced billings.

In July 2011, the Company received orders to produce and deliver 36 Adaptive Diagnostic Electronic Portable Testset (ADEPT®) units and related support under the Indefinite-Delivery, Indefinite-Quantity (IDIQ) contract.  The Company expects to produce and deliver the majority of units during 2011.

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $18,312 and $6,500 for the three months ended June 30, 2011 and 2010, respectively, and $25,967 and $13,029, for the six months ended June 30, 2011 and 2010, respectively.

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

NOTE 5 – SHAREHOLDER’S EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK

Each share of Series B Preferred Stock is convertible into three shares of the Company’s common stock at a price of $.33 per common share to be paid upon conversion and entitles the holder of the Series B Convertible Preferred Stock thereof to cast three votes for each share of the Series B Convertible Preferred Stock held on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution, or winding up of the Company, each holder of Series B Preferred Stock will be entitled to be paid, after all distributions of payments are made upon redemption of the Series C Preferred Stock an amount in cash equal to $1.00 for each share of Series B Preferred Stock held, and such holders will not be entitled to any further payment.

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at June 30, 2011 and are included in the liquidation value of $1,568,000.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010 is set forth below:

	Three Months Ended,		Six Months Ended,
	JUNE, 30	JUNE, 30	JUNE, 30	JUNE, 30
	2011	2010	2011	2010
Basic EPS:
Net (loss) income applicable to common shareholders - basic	$(56,869)	$146,892	$16,513	$36,896
Portion allocable to common shareholders	100.0%	99.2%	99.2%	99.2%
Net earnings (losses) allocable to common shareholders	(56,869)	145,717	16,381	36,601
Weighted average basic shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753
Basic earnings per share	$-	$-	$-	$-

Dilutive EPS:
Net (loss) income applicable to common shareholders	(56,869)	145,717	16,381	36,601
Add: undistributed earnings allocated to participating securities	-	1,175	132	295
Numerator for diluted earnings per share	(56,869)	146,892	16,513	36,896

Weighted average shares outstanding - basic	31,766,753	31,766,753	31,766,753	31,766,753
Diluted effect:
Stock options	-	131,395	-	136,281
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	3,307,299	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	-	255,000	255,000	255,000
Weighted average dilutive shares outstanding	31,766,753	35,460,447	35,329,052	35,465,333
Dilutive earnings per share	$-	$-	$-	$-

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended,		Six Months Ended,
	JUNE, 30	JUNE, 30	JUNE, 30	JUNE, 30
	2011	2010	2011	2010

Numerator:
Weighted average participating common shares	31,766,753	31,766,753	31,766,753	31,766,753
Denominator:
Weighted average participating common shares	31,766,753	31,766,753	31,766,753	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	-	255,000	255,000	255,000
Weighted average participating shares	31,766,753	32,021,753	32,021,753	32,021,753
Portion allocable to common shareholders	100.0%	99.2%	99.2%	99.2%

At June 30, 2011 and 2010, there were, respectively, 700,000 and 425,000 shares issuable upon exercise of options which were excluded from the computation of dilutive earnings per share due to their anti-dilutive effect.

In computing diluted earnings per share for the three months ended June 30, 2011, 3,562,299 shares issuable upon conversion of the Series B Convertible Preferred Stock and the Convertible Preferred Stock (See note 5), representing the weighted average effect of assumed conversion of the two series of preferred stock, were excluded from the calculation due to their anti-dilutive effect as the Company incurred a net loss.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $2,600 during the six months ended June 30, 2011.  The Company increased its net deferred tax assets by approximately $21,950 during the six months ended June 30, 2010.  The change in deferred tax assets is attributable to the reduction in the valuation allowance as the Company anticipates earnings from operations to continue.

NOTE 8 – SHARE BASED COMPENSATION

During the three and six months ended June 30, 2011, the Company did not issue any stock options   In accordance with the recognition provisions of  ASC 718, the Company recognized stock-based compensation expense of $8,804 and $11,138 for the three months ended June 30, 2011 and 2010, respectively.  The Company recognized stock-based compensation expense of $11,014 and $22,277 for the six months ended June 30, 2011 and 2010, respectively.   As of June 30, 2011, there were 700,000 outstanding options, 354,020 of which were exercisable.  As of June 30, 2011, there was $60,539 of unrecognized stock-based compensation expense that will be recognized in future periods.

 NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is a subcontractor to Ocean Power Technologies, Inc. under a four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  Thomas Meaney, the Company’s president and member of the Company’s board of directors, also serves as a director of Ocean Power Technologies, Inc.  For the three months ended June 30, 2011 and 2010, the Company recognized revenues of $37,396 and $68,250, respectively, in connection with the subcontracting agreement with Ocean Power Technologies, Inc.  For the six months ended June 30, 2011and 2010, the Company recognized revenues of $108,977 and $150,490, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In April 2011, the Company entered into a line of credit agreement with Sun National Bank.  The agreement increases the Company’s borrowing capacity to $200,000.  Any loans under the facility accrue interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum annual interest rate of 6.0%.  The facility matures on May 5, 2012, may be prepaid at any time without penalty, and is secured by substantially all the assets of the Company.  Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The credit agreement contains customary affirmative and negative covenants, and a net worth financial covenant.  Upon securitizing the line of credit, the Company extinguished the $50,000 certificate of deposit that was held as collateral under the previous credit facility.  As of June 30, 2011, there have been no borrowings under this credit facility.

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

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2011 and 2010.  The majority of our revenue was generated by sales of Adaptive Diagnostic Electronic Portable Testset (ADEPT®) units.  We believe that we can utilize the intellectual property developed under our various SBIR awards to create proprietary products for both the government and commercial marketplace.

On August 2, 2011, Congress passed the Budget Control Act of 2011 (the “Act”). The Act immediately imposes spending caps that contain approximately $300 billion in reductions to the projected DoD base budgets over the next ten years (fiscal years 2012-2021). The Act also raises the federal debt limit and creates a bipartisan congressional joint select committee on deficit reduction. Deficit reduction actions over the next ten years beginning with fiscal year 2013 and beyond may result in changes to business taxes such as the elimination of the corporate R&D tax credit and additional reductions in defense spending. If the committee cannot reach agreement on a package of reductions and Congress does not approve such reductions by the end of 2011, then an additional $1.2 trillion of automatic reductions through fiscal year 2021 would be triggered, of which, approximately $500 billion would be expected to come from defense budgets. In the second half of 2011, the DoD is expected to complete the review of U.S. military missions and capabilities that President Obama announced in April 2011, and it is expected that such review will provide guidance for the DoD budget reductions mandated by the Act. Although we currently cannot predict the timing, size or nature of these proposed cuts, if they do occur and if they affect funding for our revenue arrangements, we expect that such budget reductions will negatively impact our sales, results of operations and cash flows in future periods.

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

In March and September 2010, we were awarded significant task orders under the IDIQ contract.  For the three months ended June 30, 2011 and 2010, we realized revenues of $107,155 and $1,268,319, respectively, related to the ADEPT production orders received in March and September 2010.  For the six months ended June 30, 2011 and 2010, we realized revenues of $591,011 and $1,423,097, respectively, related to the ADEPT production orders.  We delivered 27 units in 2010 and an additional 18 units during the first two quarters of 2011.  In July 2011, we received orders to produce and deliver an additional 36 ADEPT units and related support.  We expect to produce and deliver a majority of these units during 2011 and receive additional delivery orders during the five year term of the contract.  Contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue during the first two quarters of  2011, and expected revenue over the next six months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.   As of June 30, 2011, there have been no changes to such critical accounting policies and estimates.   Certain amounts for the prior period have been reclassified to conform to the current presentation.

Results of Operations

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

Three Months Ended June 30, 2011 and 2010

We generated revenues of $726,751 during the three months ended June 30, 2011 compared to $1,553,315 during the three months ended June 30, 2010, a decrease of $826,744 or 53%.  The decrease was primarily due to the delay in receipt of additional purchase orders under the IDIQ contract for ADEPT units.  Orders for an additional 36 units were received in July 2011.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended June 30, 2011 was $349,788 compared to $975,911 for the three months ended June 30, 2010, a decrease of $626,123 or 64%.  The decrease was primarily due to the reduction in labor costs upon completion of the purchase orders under the IDIQ contract for ADEPT units in April 2011.  The decrease was also attributable to the delay in receipt of additional purchase orders under the IDIQ contract for ADEPT units.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended June 30, 2011 were $181,614 compared to $177,081 for the three months ended June 30, 2010, an increase of $4,533 or 3%.  The increase was due primarily to increases in salaries and related benefits.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (consisting of those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended June 30, 2011 were $265,132 compared to $257,465 for the three months ended June 30, 2010, an increase of $7,667 or 3%.  The increase was primarily due to increases in labor related research and development.

At June 30, 2011, we estimate our annual effective tax rate for 2011 to be 25.0%.  We are recognizing a tax benefit of $12,300 for the quarter ended June 30, 2011 primarily due to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  At June 30, 2011, the difference from the expected federal income tax rate is attributable to state income taxes and changes in the valuation allowance established for net deferred tax assets.

We reported a net loss of $56,870 during the three months ended June 30, 2011 as compared to net income of $146,892 during the three months ended June 30, 2010.  The decrease was primarily attributable to the delay in receiving additional orders under the IDIQ contract.

Six Months Ended June 30, 2011 and 2010

We generated revenues of $1,958,976 during the six months ended June 30, 2011 compared to $2,115,696 during the six months ended June 30, 2010, a decrease of $156,720 or 7%.  The decrease was primarily due to the delay in receipt of additional purchase orders under the IDIQ contract for ADEPT units.  Orders for an additional 36 units were received in July 2011.

Cost of revenues for the six months ended June 30, 2011 was $963,707 compared to $1,234,130 for the six months ended June 30, 2010, a decrease of $270,423 or 22%.  The decrease was primarily due to the reduction in labor costs upon completion of the purchase orders under the IDIQ contract for ADEPT units in April 2011.  The decrease was also attributable to the delay in receipt of additional purchase orders under the IDIQ contract for ADEPT units.

Engineering costs for the six months ended June 30, 2011 were $409,243 compared to $328,652 for the six months ended June 30, 2010, an increase of $80,591or 25%.  The increase was due primarily to increases in incentive compensation, salaries and related benefits.

General and administrative costs for the six months ended June 30, 2011 were $564,830 compared to $525,899 for the six months ended June 30, 2010, an increase of $38,931 or 7%.  The increase was primarily due to increases in labor related research and development, professional fees, and the establishment of a provision for warranty related expenses in connection with the units produced and delivered under the IDIQ contract for ADEPT units.

At June 30, 2011, we estimate our annual effective tax rate for 2011 to be 25%.  We are recognizing a tax expense of $5,500 for the six months ended June 30, 2011 primarily due to the expected continuation of earnings that is offset by the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  At June 30, 2011, the difference from the expected federal income tax rate is attributable to state income taxes and changes in the valuation allowance established for net deferred tax assets.

We generated net income of $16,512 during the six months ended June 30, 2011 as compared to net income of $36,896 during the six months ended June 30, 2010.  The decrease was primarily attributable to the completion of the IDIQ contract awarded in March and September 2010 and the delay in receiving additional orders under the IDIQ contract.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2011, net cash provided by operations was $346,980 compared to $202,741 of cash used in operations during the six months ended June 30, 2010. The increase was due primarily to the income generated during the first two quarters of 2011 attributable to the IDIQ and SBIR Phase II contract orders received.  We had working capital of $909,741 as of June 30, 2011 as compared to working capital of $861,637 at December 31, 2010.

In 2009, we entered into a $50,000 line of credit agreement with Sun National Bank (“Sun”).  In January 2011 and 2010, the credit agreement was extended for additional one year periods.  In April 2011, we increased our borrowing capacity under the facility to $200,000.  The facility matures on May 5, 2012 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum interest rate of 6.0% per annum.  Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of the end of this report, there are no amounts outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.   Exhibits

No.	Description

31.1
Certification of principal executive officer and principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

August 15, 2011	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)