Form 10-Q
period 2011-09-30
MIKROS SYSTEMS CORP
filed 2011-11-14
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,766,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 14, 2011.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet (unaudited) as of September 30, 2011 and December 31, 2010	1

	Condensed Statements Of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	3

	Condensed Statements Of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	4

	Notes To The Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Risk Factors	14

Item 6.	Exhibits	15

	SIGNATURES	17

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 MIKROS SYSTEMS CORPORATION
 CONDENSED BALANCE SHEET
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Current assets

Cash and cash equivalents	$859,677	$638,106
Certificate of deposit, securing line of credit	-	50,000
Receivables on government contracts	610,985	549,116
Prepaid expenses and other current assets	61,425	45,284
Total current assets	1,532,087	1,282,506

Patents and trademarks	5,383	5,383
Less: accumulated amortization	(1,691)	(1,437)
	3,692	3,946
Property and equipment
Equipment	37,070	34,642
Furniture & fixtures	9,264	9,264
	46,334	43,906

Less: accumulated depreciation	(32,974)	(26,936)
Property and equipment, net	13,360	16,970
Deferred tax assets	60,600	59,000

Total assets	$1,609,739	$1,362,422

 See Notes to Unaudited Condensed Financial Statements

 MIKROS SYSTEMS CORPORATION
 CONDENSED BALANCE SHEET
(UNAUDITED)
 (continued)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Current liabilities

Accrued payroll and payroll taxes	$300,138	$332,823
Accounts payable and accrued expenses	233,098	38,046
Accrued warranty expense	83,750	50,000

Total current liabilities	616,986	420,869

Long term portion of rent payable	16,697	2,714

Total liabilities	633,683	423,583

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 31,766,753 shares	317,668	317,668

Capital in excess of par value	11,569,399	11,549,587

Accumulated deficit	(11,011,935)	(11,029,340)

Total shareholders' equity	895,606	858,389

Total liabilities and shareholders' equity	$1,609,739	$1,362,422

 See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended,		Nine Months Ended,
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010	2011	2010

Contract Revenues	$1,098,430	$1,218,928	$3,057,406	$3,334,624

Cost of sales	641,865	693,770	1,605,572	1,927,900

Gross margin	456,565	525,158	1,451,834	1,406,724

Expenses
Engineering	211,977	143,933	621,220	472,585
General and administrative	247,796	283,310	812,625	809,209

Total expenses	459,773	427,243	1,433,845	1,281,794

(Loss) income from operations	(3,208)	97,915	17,989	124,930

Other income:
Interest	-	1	816	1,316

Net (loss) income before income taxes	(3,208)	97,916	18,805	126,246

Income tax (benefit) expense	(4,100)	(8,165)	1,400	(16,731)

Net income	$892	$106,081	$17,405	$142,977

Basic and diluted earnings per share	$-	$-	$-	$-

Basic weighted average number of shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753

Diluted weighted average number of shares outstanding	35,396,987	35,329,052	35,351,946	35,342,630

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010

Cash flow from operating activities:
Net income	$17,405	$142,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,292	5,454
Deferred tax benefit	(1,600)	(44,925)
Provision for warranty expense	33,750	-
Stock compensation – options	19,812	33,415

Net changes in operating assets and liabilities
Decrease in certificate of deposit, securing line of credit	50,000	-
Decrease (increase) in receivables on government contracts	(61,869)	(689,873)
Increase in prepaid expenses and other current assets	(16,141)	2,517
(Decrease) increase in accrued payroll and payroll taxes	(32,685)	16,882
Increase in accounts payable and accrued expenses	195,052	283,671
Decrease in other current liabilities	-	(4,770)
Increase in long-term liabilities	13,983	-

Net cash provided by (used in) operating activities	223,999	(254,652)

Cash flow from investing activities:

Purchase of property and equipment	(2,428)	(898)

Net cash used in investing activities:	(2,428)	(898)

Net increase (decrease) in cash and cash equivalents	221,571	(255,550)

Cash and cash equivalents, beginning of period	638,106	430,133

Cash and cash equivalents, end of period	$859,677	$174,583

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2011, and the results of its operations and its cash flows for the three and nine months ended September 30, 2011 and 2010.  The December 31, 2010 balance sheet is derived from the 2010 audited financial statements.  Certain amounts for the prior period have been reclassified to conform to the current presentation.  The Company has evaluated the impact of subsequent events through the date the condensed financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  In July 2011, the Company received orders to produce and deliver 36 Adaptive Diagnostic Electronic Portable Testset (ADEPT®) units and related support under the Indefinite-Delivery, Indefinite-Quantity (IDIQ) contract.  As of September 30, 2011, there was $3,166,723 of backlog which includes the additional orders under the IDIQ contract.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of September 30, 2011 and 2010, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings and shown as a liability.  As of September 30, 2011 and 2010, the Company had no advanced billings.

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $8,794 and $5,155 for the three months ended September 30, 2011 and 2010, respectively, and $34,741 and $18,184, for the nine months ended September 30, 2011 and 2010, respectively.

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remains outstanding at September 30, 2011 and is included in the liquidation value of $1,568,000.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 6 – EARNINGS PER SHARE

The Company’s calculation of weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010 is set forth below:

	Three Months Ended,		Nine Months Ended,
	SEPTEMBER, 30	SEPTEMBER, 30	SEPTEMBER, 30	SEPTEMBER, 30
	2011	2010	2011	2010
Basic EPS:
Net income applicable to common shareholders - basic	$892	$106,081	$17,405	$142,977
Portion allocable to common shareholders	99.0%	99.2%	99.1%	99.2%
Net earnings allocable to common shareholders	883	105,232	17,248	141,833
Weighted average basic shares outstanding	31,766,753	31,766,753	31,766,753	31,766,753
Basic earnings per share	$-	$-	$-	$-

Dilutive EPS:
Net income applicable to common shareholders	883	105,232	17,248	141,833
Add: undistributed earnings allocated to participating securities	9	849	157	1,144
Numerator for diluted earnings per share	892	106,081	17,405	142,977

Weighted average shares outstanding - basic	31,766,753	31,766,753	31,766,753	31,766,753
Diluted effect:
Restricted Stock	67,935	-	22,894	-
Stock options	-	-	-	13,578
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000	255,000	255,000
Weighted average dilutive shares outstanding	35,396,987	35,329,052	35,351,946	35,342,630
Dilutive earnings per share	$-	$-	$-	$-

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended,		Nine Months Ended,
	SEPTEMBER, 30	SEPTEMBER, 30	SEPTEMBER, 30	SEPTEMBER, 30
	2011	2010	2011	2010

Numerator:
Weighted average participating common shares	31,766,753	31,766,753	31,766,753	31,766,753
Denominator:
Weighted average participating common shares	31,766,753	31,766,753	31,766,753	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000	255,000	255,000
Add: Weighted average shares of Restricted Stock	67,935	-	22,894	-
Weighted average participating shares	32,089,688	32,021,753	32,044,647	32,021,753
Portion allocable to common shareholders	99.0%	99.2%	99.1%	99.2%

Diluted net income per share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	Three Months Ended,		Nine Months Ended,
	SEPTEMBER, 30	SEPTEMBER, 30	SEPTEMBER, 30	SEPTEMBER, 30
	2011	2010	2011	2010

Stock options	690,000	846,816	690,000	765,000
Restricted stock awards	250,000	-	-	-
Series B Convertible preferred stock	-	-	-	-
Convertible preferred stock	-	-	-	-
Total	940,000	846,816	690,000	765,000

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAX MATTERS

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $1,600 during the nine months ended September 30, 2011.  The Company increased its net deferred tax assets by approximately $44,925 during the nine months ended September 30, 2010.  The change in deferred tax assets is attributable to the reduction in the valuation allowance as the Company anticipates earnings from operations to continue.

NOTE 8 – SHARE BASED COMPENSATION

2007 Stock Incentive Option Plan

During the three and nine months ended September 30, 2011, the Company did not issue any stock options   In accordance with the recognition provisions of  ASC 718, the Company recognized stock-based compensation expense of $8,799 and $11,138 for the three months ended September 30, 2011 and 2010, respectively.  The Company recognized stock-based compensation expense of $19,812 and $33,415 for the nine months ended September 30, 2011 and 2010, respectively.   As of September 30, 2011, there were 690,000 outstanding options, 409,020 of which were exercisable.  As of September 30, 2011, there was $19,289 of unrecognized stock-based compensation expense that will be recognized in future periods.

On September 6, 2011, the Company granted 260,000 restricted stock awards.  The fair value of the restricted stock awards was determined on the date of grant using the closing stock price of $0.09.  The fair value of the restricted stock awards is amortized over the vesting period of three to five years utilizing the straight-line method.  During September 2011, 10,000 restricted stock awards granted to an employee were forfeited upon termination of employment.  As of September 30, 2011, there were 250,000 restricted stock awards outstanding and $22,500 of unrecognized stock-based compensation expense that will be recognized in future periods.

 NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is a subcontractor to Ocean Power Technologies, Inc. under a four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  Thomas Meaney, the Company’s president and member of the Company’s board of directors, also serves as a director of Ocean Power Technologies, Inc.  For the three months ended September 30, 2011 and 2010, the Company recognized revenues of $6,884 and $62,567, respectively, in connection with the subcontracting agreement with Ocean Power Technologies, Inc.  For the nine months ended September 30, 2011 and 2010, the Company recognized revenues of $115,861 and $213,056, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In April 2011, the Company entered into a line of credit agreement with Sun National Bank.  The agreement increases the Company’s borrowing capacity to $200,000.  Any loans under the facility accrue interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum annual interest rate of 6.0%.  The facility matures on May 5, 2012, may be prepaid at any time without penalty, and is secured by substantially all the assets of the Company.  Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The credit agreement contains customary affirmative and negative covenants, and a net worth financial covenant.  Upon securitizing the line of credit, the Company extinguished the $50,000 certificate of deposit that was held as collateral under the previous credit facility.  As of September 30, 2011, there have been no borrowings under this credit facility.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. Defense budget, the failure of Congress to approve a budget or a continuing resolution, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, security breaches, competition between us and other companies seeking Small Business Innovative Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2011 and 2010.  The majority of our revenue was generated by sales of Adaptive Diagnostic Electronic Portable Testset (ADEPT®) units.  We believe that we can utilize the intellectual property developed under our various SBIR awards to create proprietary products for both the government and commercial marketplace.

On August 2, 2011, Congress passed the Budget Control Act of 2011 (the “Budget Act”). The Budget Act immediately imposes spending caps that contain approximately $300 billion in reductions to the projected DoD base budgets over the next ten years (fiscal years 2012-2021). The Budget Act also raises the federal debt limit and creates a bipartisan congressional joint select committee on deficit reduction. Deficit reduction actions over the next ten years beginning with fiscal year 2013 and beyond may result in changes to business taxes such as the elimination of the corporate R&D tax credit and additional reductions in defense spending. If the committee cannot reach agreement on a package of reductions and Congress does not approve such reductions by the end of 2011, then an additional $1.2 trillion of automatic reductions through fiscal year 2021 would be triggered, of which, approximately $500 billion would be expected to come from defense budgets. In the second half of 2011, the DoD is expected to complete the review of U.S. military missions and capabilities that President Obama announced in April 2011, and it is expected that such review will provide guidance for the DoD budget reductions mandated by the Budget Act. Although we currently cannot predict the timing, size or nature of these proposed cuts, if they do occur and if they affect funding for our revenue arrangements, we expect that such budget reductions will negatively impact our sales, results of operations and cash flows in future periods.

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

In March 2010, September 2010, and July 2011, we were awarded significant task orders under the IDIQ contract.  For the three months ended September 30, 2011 and 2010, we realized revenues of $792,529 and $926,056, respectively, related to the ADEPT production orders.  For the nine months ended September 30, 2011 and 2010, we realized revenues of $2,187,997 and $2,349,153, respectively, related to the ADEPT production orders.  We delivered 27 units in 2010 and an additional 18 units during the first three quarters of 2011.  In July 2011, we received orders to produce and deliver an additional 36 ADEPT units and related support services.  For the nine months ended September 30, 2011 and 2010, revenue per unit increased under the IDIQ contract due to increase service support for the orders received in September 2010 and July 2011.  We expect to produce and deliver a majority of these units during 2011 and receive additional delivery orders during the remaining term of the contract.  Contracting with the federal government is a lengthy and complex process and many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

Additional Contracts and Recent Developments

In February 2009, we were awarded by Northrop Grumman Corporation (Northrop Grumman) a $68,000 production support contract on the Navy’s Next Generation Command and Control Processor (NGC2P) program.  The NGC2P system is a tactical data link (TDL) communications processor which provides warfighters with critical real-time information during combat operations.  We anticipate future work with Northrop Grumman in areas associated with our expertise in electronic systems development and wireless technologies.

In April 2010, we were awarded a $250,000 subcontract with a major defense prime contractor to perform design of shipboard wireless networks for a new U.S. Navy communications program.

In July 2010, we received a $750,000 SBIR Phase II contract from the Naval Sea Systems Command for development of a “Wave Energy MicroBuoy” to be used as an at-sea platform for a communications relay or network gateway.   Ocean Power Technologies, Inc. (OPT), who we collaborate with on certain projects, has been a key team member in the pursuit of the contract and will be a major subcontractor.  We intend to work with OPT in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  The main objective of the SBIR Phase II Program is the development and testing of a prototype MicroBuoy and demonstration of a persistent power level specified for the Navy system.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue during the first three quarters of 2011, and expected revenue over the next three months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.   As of September 30, 2011, there have been no changes to such critical accounting policies and estimates.  Certain amounts for the prior period have been reclassified to conform to the current presentation.

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

Three Months Ended September 30, 2011 and 2010

We generated revenues of $1,098,430 during the three months ended September 30, 2011 compared to $1,218,928 during the three months ended September 30, 2010, a decrease of $120,498 or 10%.  The decrease was primarily due to the delay in receipt of additional purchase orders under the IDIQ contract for ADEPT units.  Orders for an additional 36 units were not received until July 2011.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended September 30, 2011 was $641,865 compared to $693,770 for the three months ended September 30, 2010, a decrease of $51,905 or 7%.  The decrease was primarily due to the reduction in labor costs upon completion of the purchase orders under the IDIQ contract for ADEPT units in April 2011.  The decrease was also attributable to the delay in receipt of additional purchase orders under the IDIQ contract for ADEPT units.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended September 30, 2011 were $211,977 compared to $143,933 for the three months ended September 30, 2010, an increase of $68,044 or 47%.  The increase was due primarily to increases in salaries, travel costs, and equipment related costs.

General and administrative expenses consist primarily of salary, consulting fees paid to bid and proposal consultants and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (consisting of those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended September 30, 2011 were $247,796 compared to $283,310 for the three months ended September 30, 2010, a decrease of $35,514 or 13%.  The decrease was primarily due to decreases in unallowable costs and changes in responsibilities for certain employees that are reflected within engineering costs.

At September 30, 2011, we estimate our annual effective tax rate for 2011 to be 6.5%.  We are recognizing a tax benefit of $4,100 for the quarter ended September 30, 2011 primarily due to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  At September 30, 2011, the difference from the expected federal income tax rate is attributable to state income taxes and changes in the valuation allowance established for net deferred tax assets.

We reported net income of $892 during the three months ended September 30, 2011 as compared to net income of $106,081 during the three months ended September 30, 2010.  The decrease was primarily attributable to the delay in receiving additional orders under the IDIQ contract.

Nine Months Ended September 30, 2011 and 2010

We generated revenues of $3,057,406 during the nine months ended September 30, 2011 compared to $3,334,624 during the nine months ended September 30, 2010, a decrease of $277,218 or 8%.  The decrease was primarily due to the delay in receipt of additional purchase orders under the IDIQ contract for ADEPT units.  Orders for an additional 36 units were not received until July 2011.

Cost of revenues for the nine months ended September 30, 2011 was $1,605,572 compared to $1,927,900 for the nine months ended September 30, 2010, a decrease of $322,328 or 17%.  The decrease was primarily due to the reduction in material costs upon completion of the purchase orders under the IDIQ contract for ADEPT units in April 2011 and the delay in receipt of additional purchase orders under the IDIQ contract for ADEPT units until July 2011.

Engineering costs for the nine months ended September 30, 2011 were $621,220 compared to $472,585 for the nine months ended September 30, 2010, an increase of $148,635 or 31%.  The increase was due primarily to increases in incentive compensation, salaries and related benefits.

General and administrative costs for the nine months ended September 30, 2011 were $812,625 compared to $809,209 for the nine months ended September 30, 2010, an increase of $3,416 or 0.4%.  The slight increase was primarily due to increases in professional fees, and the establishment of a provision for warranty related expenses in connection with the units produced and delivered under the IDIQ contract for ADEPT units offset by decreases in traveling changes in responsibilities for certain employees that are reflected within engineering costs.

At September 30, 2011, we estimate our annual effective tax rate for 2011 to be 6.5%.  We are recognizing a tax expense of $1,400 for the nine months ended September 30, 2011 primarily due to the expected continuation of earnings that is offset by the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  At September 30, 2011, the difference from the expected federal income tax rate is attributable to state income taxes and changes in the valuation allowance established for net deferred tax assets.

We generated net income of $17,405 during the nine months ended September 30, 2011 as compared to net income of $142,977 during the nine months ended September 30, 2010.  The decrease was primarily attributable to the completion of the IDIQ contract awarded in March and September 2010 and the delay in receiving additional orders under the IDIQ contract.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2011, net cash provided by operations was $223,999 compared to $254,652 of cash used in operations during the nine months ended September 30, 2010. The increase was due primarily to the timing of collecting outstanding receivables, paying outstanding payables, and reducing our valuation allowance related to our deferred tax assets.   We had working capital of $915,101 as of September 30, 2011 as compared to working capital of $861,637 at December 31, 2010.

In 2009, we entered into a $50,000 line of credit agreement with Sun National Bank (“Sun”).  Subsequently, In January 2010 and 2011, the credit agreement was extended for additional one year periods.  In April 2011, we increased our borrowing capacity under the facility to $200,000.  The facility matures on May 5, 2012 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum interest rate of 6.0% per annum.  Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of the end of this report, there are no amounts outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Risk Factors

The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010.

Significant delays or reductions in appropriations for our programs and federal government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

The funding of federal government programs is subject to an annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several fiscal years. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2012 and subsequent budgets ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions. In addition, although Congress has recently passed a continuing resolution to fund federal government operations through November 18, 2011, it is unclear when additional short or long-term funding will be approved. The impact, severity and duration of the current U.S. economic situation and sweeping economic plans adopted or to be adopted by the federal government, along with pressures on, and uncertainty surrounding, the Federal budget, could adversely affect the funding for individual programs and delay purchasing or payment decisions by the federal government. In the event that government funding for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the federal government, which could have a material adverse effect on our financial position, results of operations, and/or cash flows.

As discussed previously, in August 2011, Congress passed the Budget Act which, while raising the existing statutory limit on the amount of permissible Federal debt, also committed the federal government to significantly reducing the federal deficit over ten years. The Budget Act caps discretionary spending through 2021, reducing federal spending by approximately $940 billion relative to the fiscal year 2012 Presidential Submission and also establishes a joint committee of Congress responsible for identifying an additional $1.5 trillion in deficit reductions by November 23, 2011. If at least $1.2 trillion in deficit reductions are not identified by the joint committee and passed by Congress by January 15, 2012, then under the Budget Act, very substantial automatic spending cuts split between defense and non-defense programs will be triggered beginning in 2013 over a nine-year period. We are unable to predict whether the required spending cuts will be identified and approved prior to the January 2012 deadline as well as the impact either identified or automatic cuts would have on funding for our individual programs. In either event, long-term funding for the programs in which we participate could be reduced, delayed or cancelled.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

MIKROS SYSTEMS CORPORATION

November 14, 2011	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)