Form 10-K
period 2011-12-31
MIKROS SYSTEMS CORP
filed 2012-03-30
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter,  based on the last sales price of the issuer’s common stock as reported by Nasdaq was $2,993,732.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 29, 2012, 32,016,753 shares of the registrant's common stock were outstanding.

i

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereof or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. - Risk Factors” and “Item 7 - Management’s Discussions and Analysis of Financial Condition and Results of Operations” contained in the this report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.   Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.

ITEM 1.  BUSINESS.

Mikros Systems Corporation (“Mikros,” the “Company,” “we” or “us”) was incorporated in the State of Delaware in 1978.  We are an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (“DoD”) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (“C4I”) systems engineering, and communications engineering.

History of the Company

Founded in Albany, New York, Mikros was formed to leverage the microprocessor advancements coming out of the nearby General Electric Research and Development Center into state-of-the-art digital signal processing applications for the defense industry.  We specialized in developing technology and products advancing the state of military RF (radio frequency or wireless) and underwater data communications.  Through several U.S. Small Business Innovation Research (“SBIR”) awards in the early 1990s, we developed and fielded the AN/USQ-120 Multi-Frequency Link-11 Data Terminal Set still in use today by the U.S. Navy.

In the mid 1990s, we began shifting our core business away from military communication applications to the rapidly expanding commercial wireless communications arena.  Our advanced Digital Signal Processing (“DSP”) technology base and core competencies enabled us to develop unique, proprietary technology, high-speed data broadcasting techniques utilizing the commercial AM and FM radio spectrum.  In 1998, we sold our military communications business to an unrelated third party.

Due to expanding cellular and satellite communications technologies, market demand for commercial wireless data broadcasting (one-way communication) applications never fully materialized. Upon expiration of our non-compete restrictions imposed by the 1998 sale of our military communications business, we redirected our focus back to research and development for military electronic systems.    In 2002, we began developing SBIR initiated technology products within our areas of expertise, and remain committed to this strategic approach today.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

Originally designated as the Multiple Function Distributed Test and Analysis Tool, the ADEPT began as an SBIR investigation in 2002. Additional ADEPT development was completed through a series of SBIR grants and contracts. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness.  ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display.  A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids.  ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

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

The goal for ADEPT has been to obtain a multi-year Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contract for production, engineering, and logistics support.  On March 19, 2010, we were awarded and entered into an IDIQ contract with the Naval Surface Warfare Center.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related support.   An initial delivery order for 27 ADEPT units valued at $2,300,000 was awarded on March 22, 2010.

In September 2010, we were awarded a new production order from the U.S. Navy to build additional ADEPT equipment for deployment on U.S. Aegis Cruisers and Destroyers, as well as the Navy’s new Littoral Combat Ship (“LCS”).  Under this order, we delivered an additional 18 ADEPT units, as well as upgrades to the Low-Rate Initial Production Units (“LRIP”) manufactured under previous contracts. Some of the funding associated with this award will allow our engineers to enhance the distance support capabilities of ADEPT and incorporate new design features to enable ADEPT to be used on other U.S. Navy systems.

Wireless Local Area Network Systems

Since June 2004, we have been working with the Office of Naval Research regarding emerging Wireless Local Area Network systems (“WLANs”) and DoD radar systems to, among other things, evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques.  We continue to perform contracts in connection with this project and are working closely with engineers from the Naval Air Warfare Center, Weapons Division (“NAWCWD”).  The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

Additional Contracts and Recent Developments

In April 2010, we were awarded a $250,000 subcontract with a major defense prime contractor to perform design of shipboard wireless networks for a new U.S. Navy communications program.

In July 2010, we received a $750,000 SBIR Phase II contract from the Naval Sea Systems Command for development of a “Wave Energy MicroBuoy” to be used as an at-sea platform for a communications relay or network gateway.   Ocean Power Technologies, Inc., (“OPT”), who we collaborate with on certain projects, has been a key team member in the pursuit of the contract and will be a major subcontractor.  During 2011, we worked with OPT in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  The main objective of the SBIR Phase II Program is the development and testing of a prototype MicroBuoy and demonstration of a persistent power level specified for the Navy system.

In July 2011, we received $3.1 million in orders to produce and deliver an additional 36 ADEPT units and related support services. We expect the 36 units to be shipped and delivered during 2012.  In September 2011, we received a $2.1 million delivery order from the U.S. Navy for additional research, development, and support of ADEPT units.  Under the terms of the order, we will provide engineering assistance to extend ADEPT capabilities and technical support during installation of the systems over the next two years.

It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.  In addition, our contracts with the Federal government contain unfavorable termination provisions and are subject to audit and modification.

For the year ended December 31, 2011, we realized revenues of $4.2 million related to the ADEPT production orders received in 2011.

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

In 2012, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational perspective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program, which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors, as well as developing potential commercial applications.  For example, we are party to a memorandum of understanding with a global provider of telecommunications equipment and related services pursuant to which we will assist the global provider in marketing its products to the DoD.

Competition

The SBIR arena is highly competitive and we compete against numerous small businesses for SBIR awards.  In our general business area of electronic defense systems and products, we also compete against many larger companies which have greater financial and human resources than we do.  We believe that the primary competitive factors in obtaining SBIR contracts are technical expertise, prior relevant experience, and cost.  Our history of completing projects in a timely and efficient manner and the experience of our management and technical personnel enables us to compete for future SBIR grants.

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

Customer Concentration; Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts for the Federal government.  Approximately 78% of our revenues in 2011 were realized in connection with task orders issued under our IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units.  Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology primarily for military applications.  All of our research and development costs in 2011 and 2010 were for the benefit of our customers, agencies of the Federal government.  The customer-sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed.  In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  Our backlog consists of future ADEPT units to be developed and delivered to the Federal government and continued development and testing of a prototype under our SBIR agreement.  Under our IDIQ agreement, 36 ADEPT units are expected to be delivered during 2012.  The estimated value of ADEPT and SBIR program backlog was $871,218 as of December 31, 2011.   As of March 29, 2012, 30 ADEPT units have been delivered and accepted by the Federal government.  We anticipate that the six remaining units will be delivered this fiscal year. In addition, we anticipate receiving an additional delivery order for ADEPT units in the second quarter of 2012.

Employees

As of December 31, 2011, we had 10 full-time employees working at our Fort Washington, Pennsylvania, Research & Development Center.  None of the employees belong to a labor union.  We believe relations with our employees are satisfactory.   We also use the services of subcontractors and/or consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

RISKS ASSOCIATED WITH OUR BUSINESS AND OR INDUSTRY

We have a history of operating losses.  Although we had net income of $169,619 and $251,678 for the years ended December 31, 2011 and 2010, respectively, and a working capital surplus of $1,117,740 and $861,637, respectively, we still had an accumulated deficit of $10,859,721 and $11,029,340 at December 31, 2011 and 2010, respectively.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.    Our government contracts are primarily dependent upon the U.S. defense budget. We, as well as other defense contractors, have benefited from increased overall DoD spending over recent years.  However, future DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to increase, decrease, or remain unchanged. A decline in or redirection of U.S. military expenditures in the future could result in a decrease to our earnings and cash flows.

We rely predominantly on U.S. Government entities, and the loss of our contracts could have a material adverse effect on our results of operations and cash flows.    Our earnings are predominantly derived from contracts with agencies of the U.S. Government. The loss of any of our contracts with the U.S. Government could have a material adverse effect on our results of operations and cash flows.

In addition, future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Afghanistan or other geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

We may experience variability in our quarterly operating results.  Our revenue, gross margin, operating income and net income may vary from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

•	market acceptance of our new products;

•	budgetary constraints of the Federal government;

•	new product and service introductions by us or our competitors;

•	our employment patterns;

•	market factors affecting the availability or costs of qualified technical personnel;

•	timing and customer acceptance of our new product and service offerings;

•	length of sales cycle; and

•	industry and general economic conditions.

Any failure by us to continue to generate task orders or fulfill our obligations under this contract would have a material adverse effect on our financial condition and results of operation.  In March 2010, we were awarded an IDIQ contract for the production, engineering and logistics support for our ADEPT product.  This IDIQ contract is for a term of five years and provides for the purchase and sale of up to $26,000,000 of ADEPT units and related support.  Sales under this contract accounted for approximately 78% of our revenues in 2011.  We are substantially dependent upon generating continued task orders under this IDIQ contract.  Any reduction in task orders or any failure by us to fulfill our contractual obligations under this IDIQ contract would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel.  Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Vice President of Engineering, Marc Dalby, Vice President of Business Development and Operations, and Henry Silcock, Chief Technology Officer.  We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. There is high competition for these skilled personnel.  The loss of services of any key executive, or inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

Our government contracts contain unfavorable termination provisions and are subject to audit and modification. If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition and results of operations. Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks particular to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts;

•	terminate existing contracts;

•	reduce the value of existing contracts; and

•	audit our contract-related costs and fees, including allocated indirect costs.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the terms of the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for us to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

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

We have limited operating history in providing commercial wireless applications. Historically, we have developed and sold technology and products for military applications, primarily to the U.S. Navy.  In the future, we may develop commercial wireless products and applications that would perform different functions than our historic products, and would be targeted at an entirely different customer base.  Because we have not previously operated as a provider of commercial wireless products, we have no basis to evaluate our ability to develop, market and sell such products.  Our ability to commercialize any products or services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

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

The funding of federal government programs is subject to an annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several fiscal years. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of budgets ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions. The impact, severity and duration of the current U.S. economic situation and sweeping economic plans adopted or to be adopted by the Federal government, along with pressures on, and uncertainty surrounding, the Federal budget, could adversely affect the funding for individual programs and delay purchasing or payment decisions by the Federal government. In the event that government funding for any of our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the Federal government, which could have a material adverse effect on our financial position, results of operations, and/or cash flows.

In August 2011, Congress passed the Budget Control Act of 2011 (the "Budget Act"), which, while raising the existing statutory limit on the amount of permissible Federal debt, also committed the Federal government to significantly reducing the Federal deficit over ten years. The Budget Act caps discretionary spending through 2021, reduced Federal spending by approximately $940 billion relative to the fiscal year 2012 Presidential Submission and also established a joint committee of Congress responsible for identifying an additional $1.5 trillion in deficit reductions by November 23, 2011. Since at least $1.2 trillion in deficit reductions were not identified by the joint committee and passed by Congress by January 15, 2012, then under the Budget Act, very substantial automatic spending cuts split between defense and non-defense programs will be triggered beginning in 2013 over a nine-year period.  Due to these cuts, long-term funding for the programs in which we participate could be reduced, delayed or cancelled.

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

Future sales of our securities by existing stockholders could adversely affect the market price of our common stock.   Future sales of shares by existing stockholders under Rule 144 of the Securities Act of 1933, as amended, through the exercise of outstanding options, through vesting of restricted stock awards, or otherwise could have a negative impact on the market price of our common stock.  We are unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for our common stock, the personal circumstances of the sellers and a variety of other factors.  Any sale of substantial amounts of our common stock in the open market may adversely affect the market price of our common stock and may adversely affect our ability to obtain future financing in the capital markets.

Our common stock is considered “penny stock” and is subject to the penny stock rules.  Our common stock currently trades over-the-counter on the OTCQB.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to Securities and Exchange Commission (“SEC”) rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Our common stock is thinly traded and the price of our common stock may experience price volatility.  Our common stock is currently traded over-the-counter on the OTCQB.  There can be no assurance that an active market for our shares will develop or, if developed, will be sustained.  Absent a public trading market, an investor may be unable to liquidate its investment.  We believe that factors such as the announcements of the availability of new services and new contracts by us or our competitors, quarterly fluctuations in our financial results and general conditions in the communications industry could cause the price of our common stock to fluctuate substantially. If stockholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired.  In addition, stock markets have experienced extreme price volatility in recent years.  This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Our share ownership is highly concentrated.  Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 32.5% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.  In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

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

Ineffective internal controls could impact our business and operating results.  Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331.

Our engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where we lease approximately 2,500 square feet of general office space under a lease agreement that was renewed in December 2010 and will continue through February 2016.

We maintain a marketing office at 80 M Street, Suite 640, Washington, D.C. under a month-to-month lease.

We lease a facility at 8076 114th Ave N., Largo, Florida 33777 which supports production of our ADEPT product line and quality assurance, field support, and life cycle management.  We renewed our month-to-month lease in January 2012 which continues through July 2012.

We believe that our office, research, design, and development space is adequate to support our current and anticipated operations over the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently a party to any legal action.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was quoted on the OTC Bulletin Board (the "OTCBB") under the trading symbol “MKRS.OB”.  Commencing on or about March 4, 2011, our common stock has also been quoted on the OTCQB under the trading symbol “MKRS.OB”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTCBB and OTCQB.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

	Bid
	High	Low
2011
First Quarter	$0.18	$0.13
Second Quarter	0.16	0.11
Third Quarter	0.12	0.07
Fourth Quarter	0.09	0.05

2010
First Quarter	$0.51	$0.20
Second Quarter	0.45	0.20
Third Quarter	0.27	0.15
Fourth Quarter	0.28	0.10

 The last price of our common stock as reported on the OTCQB as of March 29, 2012 was $0.09 per share.

Dividends

We have never paid cash dividends on our common stock.   Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition, and capital requirements.  Our secured loan agreement with Sun National Bank prohibits us from paying any dividends on our common stock.  Certain provisions of our convertible preferred stock also prohibit us from declaring or paying dividends on our common stock.  The declaration and payment of dividends on our common stock is subject to the discretion of our board of directors and to certain contractual restrictions and limitations imposed under applicable Delaware law.  We do not anticipate paying dividends in the foreseeable future.

Holders

As of March 29, 2012, we had 392 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” contained in this report and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

Our primary business focus is to pursue SBIR programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products and services.  Since 2002, we have been awarded several Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2011 and 2010.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

On March 19, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support.   In March and September 2010, we were awarded significant task orders under the IDIQ contract.  For the years ended December 31, 2011 and 2010, we realized revenues of $4.2 million and $3.4 million, respectively, related to the ADEPT production orders.  We expect additional delivery orders during the five year term of the contract.  It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

In April 2010, we were awarded a $250,000 subcontract with a major defense prime contractor to perform design of shipboard wireless networks for a new U.S. Navy communications program.

Since 2010, we have been working with the Naval Sea Systems Command for development of a “Wave Energy MicroBuoy” to be used as an at-sea platform for a communications relay or network gateway.  OPT, who we collaborate with on certain projects, has been a key team member in the pursuit of the contract and will be a major subcontractor.  During 2011, we worked with OPT in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  The main objective of the SBIR Phase II Program is the development and testing of a prototype MicroBuoy and demonstration of a persistent power level specified for the Navy system.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue in 2011, and expected revenue over the next twelve months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

In 2012, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors as well as developing potential commercial applications.  For example, we are party to a memorandum of understanding with a global provider of telecommunications equipment and related services pursuant to which we will assist the global provider in marketing its products to the DoD.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, recoverability of long-lived assets, income taxes and commitments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

We are engaged in research and development contracts with the Federal government to develop certain technology to be utilized by the U.S. DoD. The contracts are cost plus fixed fee contracts and we account for these contracts using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long term contract.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements.   Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2011 and 2010, there were no advanced billings or unbilled revenue.

Accounts Receivable

Accounts receivable from Government Contracts are stated at outstanding balances.  When necessary, an allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the Federal government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2011 and 2010.

Warranty Expense

We provide a limited warranty, as defined by the related warranty agreements, for our production units.  Our warranties require us to repair or replace defective products during such warranty period.  We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.  We incurred warranty expenses, which is a component of our cost of sales, of $36,400 and $50,000 for the years ended December 31, 2011 and 2010, respectively.  The warranty expense is attributable to the units produced and sold under the IDIQ contract.  We had an accrued warranty expense of $86,400 and $50,000 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   During 2011, we utilized federal net operating loss carry forwards of $338,339 and $623,366 of net operating loss carry forwards expired for purposes of our tax provision. The valuation allowance associated with the related deferred tax assets was decreased by approximately $253,081 and $124,000 in 2011 and 2010, respectively.  The reductions to our valuation allowance were attributable to our new contracts and continued profitability on existing contracts.

Stock Options

We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. There were no stock options issued for the year ended December 31, 2011.  We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.  Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The expected term is estimated consistent with the simplified method, as identified in Accounting Standards Codification (“ASC”) 718.  In December 2007, the SEC issued guidance that allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under GAAP for employee stock options. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. We have continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

Recently Issued Accounting Pronouncements

There have been no developments to recently issued accounting standards that would apply to us, including the expected dates of adoption and estimated effects on our financial statements.

Results of Operations

Years ended December 31, 2011 and 2010

Total contract revenues were $5,347,564 in 2011 compared to $4,802,393 in 2010, an increase of $545,171, or 11%. The increase was primarily due to the receipt of additional ADEPT orders under the IDIQ contract in July 2011.

Costs of sales consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.   Costs of sales were $3,213,476 in 2011 compared to $2,796,764 in 2010, an increase of $416,712, or approximately 15%.  The increase was primarily due to the receipt of additional ADEPT orders under the IDIQ contract in July 2011.  The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, (iii) consulting fees paid to engineering consultants, and (iv) the estimated warranty expense for ADEPT units that have been delivered.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering expenses were $757,307 in 2011 compared to $725,706 in 2010, an increase of $31,601, or 4%.  The increase in incentive compensation expense, fringe benefits and engineering salaries was primarily due to the orders received in connection with the IDIQ contract.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative expenses were $1,134,667 in 2011 compared to $1,025,928 in 2010, an increase of $108,739, or 11%.  The increase was due primarily to increased professional fees and business development expenses incurred in connection with obtaining new business, cargo insurance incurred in connection with increased shipping of ADEPT units, and increased incentive compensation.

The provision for income taxes was an expense of $73,725 in 2011 compared to an expense of $3,633 in 2010, representing an effective income tax rate of 30.18%, and 1.42%, respectively.  The increase in the effective federal income tax rate is attributable to the increase in income from operations that are offset by the continued utilization of federal net operating loss carry forwards and the reduction in our valuation allowance for our deferred tax assets.

We generated net income of $169,619 in 2011 as compared to $251,678 in 2010, a decrease of $82,059, or 33%.   The decrease in net income was primarily attributable to the increased expenses and the increase in the income tax provision.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2011, we had cash and cash equivalents of $963,556 and net working capital of $1,117,740.  During the year ended December 31, 2011, net cash provided by operating activities was $327,878 compared to $214,440 in 2010.  The increase was attributable to increased contract orders received in 2011 and an increase in accounts payable which was offset by an increase in accounts receivables.

During the year ended December 31, 2011, net cash used in investment activities was $2,428 compared to $6,467 in 2010.  The decrease was attributable to fewer capital equipment purchases for our research and development group.

In 2011, we increased our borrowing capacity under our line of credit agreement with Sun National Bank (“Sun”) to $200,000.  The facility matures on May 5, 2012 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum interest rate of 6.0% per annum.  Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of the end of this report, there are no amounts outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our president, who serves as our Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our president concluded that as of December 31, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  The management report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ) that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company

Paul G. Casner	74	Chairman of the Board of Directors

Thomas C. Lynch	69	Director

Thomas J. Meaney	77	President, Chief Executive Officer, and Director

Tom L. Schaffnit	65	Director

Walter T. Bristow	54	Vice President of Engineering

Henry Silcock	59	Chief Technology Officer

Marc Dalby	47	Vice President, Business Development and Operations

Patricia A. Kapp	45	Secretary and Treasurer

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

Paul G. Casner, Jr. has been a director of the Company since May 2002 and was elected Chairman of the Board in October 2009.   Mr. Casner retired in July of 2011 as CEO and President of Integral Systems,  Inc., a defense contractor based in Columbia, Maryland .   Prior to joining Integral Systems, from 1999 to March 2005, Mr. Casner served as Executive Vice President and Chief Operating Officer of DRS Technologies, Inc.  From 1994 to 1998, Mr. Casner served as President of the Electronic Systems Group of DRS Technologies. Before joining DRS Technologies, Mr. Casner was the Chairman and Chief Executive Officer of Technology Applications and Service Company.  Mr. Casner has over 40 years of defense industry experience, including several senior positions in business management, technical management, strategic planning and business development.  He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. Mr. Casner serves on the board of Atair Aerospace Incorporation.  As a result of these and other professional experiences, Mr. Casner possesses particular knowledge and experience in business development, technology development and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas C. Lynch has been a director of the Company since February 1997.  Mr. Lynch has served as a Managing Director of The Musser Group since 2007 and as a Consultant for Jones Lang LaSalle, formerly The Staubach Company, since 2001.  Mr. Lynch served as Senior Vice President of Safeguard Scientifics, Inc. from November 1995 to August 2001 and was Executive Vice President and later became President and Chief Operating Officer of CompuCom Systems, Inc, a Safeguard subsidiary.  Mr. Lynch, a retired Navy Admiral, serves as a director on the following boards: Armed Forces Benefit Association, Buckeye Insurance Company, PRWT Services, Inc., and USO World Board of Governors.   He has served as President of Valley Forge Historical Society and Chairman of the Cradle of Liberty Council, Boy Scouts of America. He currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation, New Day USA (a mortgage lending company focused on servicing active and veteran military members) and he also serves as Vice President of the Union League Club of Philadelphia.  As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

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

Executive Officers

The principal occupation and business experience, for at least the past five years, of each current executive officer is as follows:

Walter T. Bristow has been Vice President of Engineering since August 2007 and served as our Director of Engineering from October 2003 to October 2007.  Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, where he was responsible for wireless network development and implementation, software engineering, corporate telecommunication, and information technology.   Prior to Clariti, Mr. Bristow spent 13 years with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment, where he worked in hardware engineering, integration, and design for state-of-the-art military radio communications equipment.

Marc Dalby has been with the Company since November 2007.  In October, 2009, he was promoted to the position of Vice President, Business Development and Operations. Prior to Mikros, from 2006 until November 2007, Mr. Dalby served as Vice President of Business Systems and Strategy for London Bridge Trading Company, a defense industry manufacturing firm. From 2005 until 2006, Mr. Dalby was Vice President, Contracts and Sales Channel Development for ADS, Inc., a distribution and logistics management firm specializing in military special operations. He has held other senior-level program management and business development positions in both technology and services-oriented organizations, including DRS Technologies, Inc. Mr. Dalby is a Navy veteran and has a BS in Business/Marketing and an MBA.

Henry Silcock has been Chief Technology Officer since February, 2009, and was a Senior Staff Engineer from 2003 until 2009. Mr. Silcock was the program manager on several of our wireless R&D projects including the RWSE program, which incorporated EMC analysis capabilities into wireless network design software; the NVEA program, developing simulation tools for tactical data link analysis; and several programs developing shipboard networks. Mr. Silcock has more than thirty years of experience and has been lead engineer on a number of successful R&D programs, including frequency-diversity modems for tactical radio networks, telemetry networks for ocean-going buoys, and digital voice pager design and development. He also has experience in network and system simulation, software and microprocessor architecture, custom VSLI development, DSP and real-time systems.

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

Audit Committee

In March 2004, our board of directors formed an Audit Committee. The members of the Audit Committee are Tom L. Schaffnit (Chair), Thomas C. Lynch, and Paul G. Casner, Jr.  The Audit Committee oversees and monitors management’s and the independent outside auditor’s participation in the accounting and financial reporting processes and the audits of our financial statements.  The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the outside independent auditors and to consult with the independent auditors and the appropriate officers of the Company on matters relating to outside auditor independence, corporate financial reporting, accounting procedures and policies, adequacy of financial accounting and operating controls, and the scope of audits. The Audit Committee is governed by an Audit Committee Charter, which was adopted on March 10, 2004 and amended on March 17, 2008 and February 9, 2009.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

				Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Total ($)

Thomas J. Meaney	2011	180,180	50,000	-	230,180
President,	2010	171,600	40,000	-	211,600
Chief Executive Officer and Chief Financial Officer

Walter T. Bristow	2011	143,437	20,000	2,250	165,687
Vice President of Engineering	2010	137,228	22,500	-	159,728

Henry Silcock	2011	143,437	20,000	2,250	165,687
Chief Technology Officer	2010	137,228	22,500	-	159,728

Marc C. Dalby	2011	143,437	20,000	2,250	165,687
Vice President,	2010	137,228	22,500	-	159,728
Business Development and Operations

(1)
Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 2 of our Consolidated Financial Statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options for each named executive officer outstanding as of December 31, 2011:

	OPTION AWARDS					STOCK AWARDS

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Thomas J. Meaney	25,000	-	(2)	0.55	10/2/2017	-		-

Walter T. Bristow	40,000	10,000	(3)	0.55	10/2/2017	25,000	(4)	1,775
	16,000	24,000	(5)	0.20	7/12/2019

Henry Silcock	32,000	8,000	(3)	0.55	10/2/2017	25,000	(4)	1,775
	16,000	24,000	(5)	0.20	7/12/2019

Marc. C. Dalby	6,000	4,000	(6)	0.62	3/16/2018	25,000	(4)	1,775
	16,000	24,000	(5)	0.20	7/12/2019

(1)	Market value at December 31, 2011, based on closing market price of our common stock on December 30, 2011 of $0.071 per share.

(2)	The stock options were granted on October 3, 2007 and vest in equal annual installments over a three year period commencing on the date of grant.

(3)	The stock options were granted on October 3, 2007 and vest in equal annual installments over a five year period commencing on the date of grant.

(4)
Represents the unvested portion of a restricted stock award consisting of 25,000 shares of common stock granted on September 6, 2011, which vests in five equal annual installments beginning on September 6, 2012 and is fully vested on September 6, 2016.

(5)	The stock options were granted on July 13, 2009 and vest in equal annual installments over a five year period commencing on the date of grant.

(6)	The stock options were granted on July 13, 2009 and vest in equal annual installments over a five year period commencing on the date of grant.

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

On December 19, 2007, we revised our arrangement with Mr. Meaney, who apportions his professional time between us and his consulting firm which provides services to various defense contractors.   Mr. Meaney historically devoted approximately 50% of his professional time to the Company.  In light of the resignation of our Executive Vice President on September 1, 2007, and the importance of Mr. Meaney to both our operations and continued growth, Mr. Meaney has been required to and is expected to continue to devote substantial additional time and attention to the Company.  In recognition of the forgoing, effective January 1, 2008, Mr. Meaney has devoted approximately 75% of his professional time to us and his annual base compensation was increased from approximately $105,000 in 2007 to approximately $160,000 in 2008.  His base salary is currently $180,000.  Mr. Meaney has, and is expected to continue to devote approximately 75% of his professional time to us.

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

On September 6, 2011, we granted to Messrs. Bristow, Silcock and Dalby restricted stock awards consisting of 25,000 shares of common stock. The awards vest in five equal annual installments beginning on September 6, 2012 and will be fully vested on September 6, 2016.

Based primarily on the overall financial performance of the Company, including the award of the ADEPT IDIQ contract in 2010, and increases in revenue, net income and cash flow over the past two years, we awarded discretionary cash bonuses to our officers in 2010 and 2011.  We believe these bonuses are necessary to motivate and retain our key officers.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2011 for those persons who served as members of our Board of Directors during 2011:

Name(1)	Fees earned or paid in cash ($)	Restricted Stock Unit Awards ($) (1)	Total ($)

Paul G Casner(2)	16,000	2,250	18,250

Thomas C. Lynch(2)	16,000	2,250	18,250

Tom L. Schaffint(2)	16,000	2,250	18,250

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our board of directors in 2011.
(2)
Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 2 of our Consolidated Financial Statements.

(3)
As of December 31, 2011, Messrs. Schaffnit, Casner, and Lynch each owned options to purchase 25,000 and 20,000 shares of our common stock, respectively, at exercise prices of $0.55 and $0.20 per share, respectively.

(4)
On September 6, 2011, we granted to Messrs. Schaffnit, Casner and Lynch restricted stock awards consisting of 25,000 shares of common stock with a market value of $0.09 per share on the date of issuance. The awards vest in three equal annual installments beginning on September 6, 2012 and will be fully vested on September 6, 2014.

Narrative Disclosure To Director Compensation Table

We pay an annual fee of $16,000 to each of our non-employee directors.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.

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

On September 6, 2011, we granted to Messrs. Schaffnit, Casner and Lynch restricted stock awards consisting of 25,000 shares of common stock. The awards vest in three equal annual installments beginning on September 6, 2012 and will be fully vested on September 6, 2014.

For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, please see “2007 Stock Incentive Plan” in Item 12 below.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March 29, 2012 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class

5% Beneficial Owners:
Princeton Valuation Consultants, L.L.C.	2,920,050	(2)	9.1%
5 Vaughn Drive Princeton, New Jersey 08540

Directors and Executive Officers:
Walter T. Bristow	94,000	(3)	*
220 Commerce Drive, Suite 300
Fort Washington, Pennsylvania 19034

Paul G. Casner	431,732	(4)	1.4%

Patricia A. Kapp	201,000	(3)	*

Thomas C. Lynch	415,732	(4)	1.3%

Thomas J. Meaney	5,536,842	(5)	17.3%

Tom L. Schaffnit	774,790	(4)	2.4%

Henry Silcock	32,000	(6)	*

Marc Dalby	12,000	(7)	*

All Current Directors and Officers as a Group (eight persons)	7,522,097		22.4%

*Less than 1%

(1) The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 29, 2012 upon the exercise or conversion of any options, warrants or other convertible securities.  This table has been prepared based on 32,016,753 shares of common stock outstanding on March 29, 2012.  Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3) Includes 56,000 shares issuable exercise of options. Also includes 25,000 shares of restricted common stock which vest in three equal annual installments.  Does not include 34,000 shares issuable upon exercise of options subject to vesting.

(4) Includes 38,333 shares issuable upon exercise of options.  Also includes 25,000 shares of restricted common stock which vest in three equal annual installments.  Does not include 6,667 shares issuable upon exercise of options subject to vesting.

(5) Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock, and 25,000 shares issuable upon exercise of options.

(6) Consists of shares issuable upon exercise of options.  Also includes 25,000 shares of restricted common stock which vest in five equal annual installments.  Does not include 32,000 shares issuable upon exercise of options subject to vesting.

(7) Consists of shares issuable upon exercise of options.  Also includes 25,000 shares of restricted common stock which vest in five equal annual installments.  Does not include 28,000 shares issuable upon exercise of options subject to vesting.

Convertible Preferred Stock

The following table sets forth certain information, as of March 29, 2012, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 255,000 shares of convertible preferred stock outstanding on March 29, 2012.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 29, 2012, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and  executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 1,102,433 shares of Series B Convertible Preferred Stock outstanding on March 29, 2012.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 29, 2012, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 5,000 shares of Redeemable Series C Preferred Stock outstanding on March 29, 2012.

Series D Preferred Stock

The following table sets forth certain information, as of March 29, 2012, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 690,000 shares of Series D Preferred Stock outstanding on March 29, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2011:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category

Equity compensation plans not approved by security holders	690,000	$0.3861	2,050,000
Total	690,000	$0.3861	2,050,000

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.  As of the date of this report, we have issued options under the Plan to purchase 690,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Procedures for the Approval of Related Person Transactions

Our Audit Committee on a timely basis reviews and, if appropriate, approves all related person transactions.  At any time in which an executive officer, director or nominee for director becomes aware of any contemplated or existing transaction that, in that person’s judgment may be a related person transaction, the executive officer, director or nominee for director is expected to notify the chairman of the Audit Committee of the transaction. Generally, the chairman of the Audit Committee reviews any reported transaction and may consult with outside legal counsel regarding whether the transaction is, in fact, a related person transaction requiring approval by the Audit Committee. If the transaction is considered to be a related person transaction, then the Audit Committee will review the transaction at its next scheduled meeting or at a special meeting of the committee.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market, we have determined that Paul G. Casner, Thomas  C. Lynch, and Tom L. Schaffnit, who constitute a majority of our board of directors, are independent.

With regard to our Audit Committee, the board of directors has determined that Messrs. Casner, Lynch and Schaffnit (Chair), who constitute all members of the Audit Committee, are independent with respect to the independence criteria for Audit Committee members set forth in Rule 5605(c)(2) of the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have engaged ParenteBeard LLC for the audits of our financial statements for the years ended December 31, 2011 and 2010, respectively, and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q during the years ended December 31, 2011 and 2010 for a fee of $41,271 and $38,475, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2011 and 2010.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2011 and 2010.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2011 and 2010.

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

3.5	Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 1988).
3.6	Certificate of Designations of Series D Preferred Stock (incorporated by reference to Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994).
10.1	Mikros Systems Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2007).
14.1	Mikros Systems Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-QSB filed August 11, 2006).
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation
* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Dated: March 30, 2012	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	March 30, 2012
Paul G. Casner, Director

/s/ Thomas C. Lynch	March 30, 2012
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	March 30, 2012
Thomas J. Meaney, Director

/s/ Tom L. Schaffnit	March 30, 2012
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheets of Mikros Systems Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC Philadelphia, Pennsylvania March 30, 2012

 MIKROS SYSTEMS CORPORATION
 BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2011	2010
Current assets

Cash and cash equivalents	963,556	638,106
Certificate of deposit, securing line of credit	-	50,000
Receivables on government contracts	1,478,103	549,116
Prepaid expenses and other current assets	30,846	45,284
Total current assets	2,472,505	1,282,506

Patents and trademarks	5,383	5,383
Less: accumulated amortization	(1,775)	(1,437)
	3,608	3,946
Property and equipment
Equipment	37,070	34,642
Furniture & fixtures	9,264	9,264
	46,334	43,906

Less: accumulated depreciation	(35,167)	(26,936)
Property and equipment, net	11,167	16,970
Deferred tax assets	21,000	59,000

Total assets	$2,508,280	$1,362,422

See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION
 BALANCE SHEETS
 (continued)

	DECEMBER 31,	DECEMBER 31,
	2011	2010
Current liabilities

Accrued payroll and payroll taxes	$364,148	$332,823
Accounts payable and accrued expenses	904,217	38,046
Accrued warranty expense	86,400	50,000

Total current liabilities	1,354,765	420,869

Long term portion of rent payable	16,708	2,714

Total liabilities	1,371,473	423,583

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,016,753 shares	320,168	317,668

Capital in excess of par value	11,575,436	11,549,587

Accumulated deficit	(10,859,721)	(11,029,340)

Total shareholders' equity	1,056,357	858,389

Total liabilities and shareholders' equity	$2,508,280	$1,362,422

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010

Contract Revenues	$5,347,564	$4,802,393

Cost of sales	3,213,476	2,796,764

Gross margin	2,134,088	2,005,629

Expenses:
Engineering	757,307	725,706
General and administrative	1,134,667	1,025,928

Total expenses	1,891,974	1,751,634

Income from operations	242,114	253,995

Other income:
Interest	830	1,316

Net income before income taxes	242,944	255,311

Income tax expense	73,325	3,633

Net income	$169,619	$251,678

Basic earnings per share	$0.01	$0.01

Weighted basic average number of shares outstanding	31,847,328	31,766,753

Diluted earnings per share	$0.00	$0.01

Weighted dilutive average number of shares outstanding	35,409,627	35,329,052

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock Series B $0.01 Par Value		Convertible Preferred Stock $0.01 Par Value		Preferred Stock Series D $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Total
	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value

Balance, December 31 ,2009	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	31,766,753	317,668	11,507,521	(11,281,018)	564,645

Stock Compensation	-	-	-	-	-	-	-	-	42,066	-	42,066
Net income	-	-	-	-	-	-	-	-	-	251,678	251,678

Balance, December 31, 2010	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	31,766,753	$317,668	$11,549,587	$(11,029,340)	$858,389

Stock Compensation	-	-	-	-	-	-	-	-	28,349	-	28,349
Issuance common stock	-	-	-	-	-	-	250,000	2,500	(2,500)		-
Net income	-	-	-	-	-	-	-	-	-	169,619	169,619

Balance, December 31, 2011	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,016,753	$320,168	$11,575,436	$(10,859,721)	$1,056,357

See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION
 STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

Cash flow from operating activities:
Net income	$169,619	$251,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,569	7,374
Deferred tax expense (benefit)	38,000	(33,000)
Provision for warranty expense	36,400	50,000
Stock compensation – options	28,349	42,066

Net changes in operating assets and liabilities
Decrease in investment securities	50,000	-
Increase in receivables on government contracts	(928,987)	(132,251)
Decrease (increase) in other current assets	14,438	(3,209)
Increase in accrued payroll and payroll taxes	31,325	213,959
Increase (decrease) in accounts payable and accrued expenses	866,171	(184,891)
Increase in long-term portionof rent payable	13,994	2,714

Net cash provided by operating activities	327,878	214,440

Cash flow from investing activities:

Purchase of property and equipment	(2,428)	(6,467)

Net cash used in investing activities:	(2,428)	(6,467)

Net increase (decrease) in cash and cash equivalents	325,450	207,973

Cash and cash equivalents, beginning of period	638,106	430,133

Cash and cash equivalents, end of period	$963,556	$638,106

Supplementary cash flows information:

Income taxes paid	$27,135	$28,970

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Mikros Systems Corporation (“Mikros,” the “Company,” “we” or “us”) is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the DoD as a small business, the Company’s capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (C4I) systems engineering, and communications engineering.

The Company’s primary business focus is to pursue SBIR programs from the U.S. Department of Defense, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products, services, and business areas of the Company.  Since 2002, the Company has been awarded several Phase I, II, and III SBIR contracts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash balances consist of funds that are immediately available to the Company and are held by financial institutions.  For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Certificates of deposit

Short-term investments were retained to comply with the Company’s line of credit facility and consisted of certificates of deposit. The Company had $0 and $50,000 in certificates of deposit as of December 31, 2011 and 2010, respectively.

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

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due.  All of our business is conducted with the Federal government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2011 and 2010, respectively.

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of three years. Depreciation expense amounted to $6,908 and $5,713 for the years ended December 31, 2011 and 2010, respectively.

Furniture and Fixtures are stated at cost.  Depreciation expense is computed using the straight-line method based on estimated useful lives of seven years.  Depreciation expense amounted to $1,323 for each of the years ended December 31, 2011 and 2010.

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

For each of the years ended December 31, 2011 and 2010, amortization expense amounted to $338, which related to the cost of the patents and trademarks. These costs are being amortized over their 10 year legal lives.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2011 or 2010.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company incurred warranty expenses, which is a component of the Company’s cost of sales of $36,400 and $50,000 for the years ended December 31, 2011 and 2010, respectively.  The warranty expense is attributable to the units produced and sold under the IDIQ contract.  The Company had an accrued warranty expense of $86,400 and $50,000 for the years ended December 31, 2011 and 2010, respectively.

Stock Options

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There were no stock options issued for the year ended December 31, 2011.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.  Expected volatility is based on historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Revenue Recognition

The Company is engaged in research and development contracts with the Federal government to develop certain technology to be utilized by the DoD. The contracts are cost plus fixed fee contracts and revenue is recognized based on the extent of progress towards completion of the long term contract.

The Company generally uses a variation of the cost to cost method to measure progress for all long term contracts unless it believes another method more clearly measures progress towards completion of the contract.

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog consists of future ADEPT units to be developed and delivered to the Federal government and continued development and testing of a prototype under the SBIR agreement.  Under the IDIQ agreement, there are 36 ADEPT units that are expected to be delivered during 2012.  The estimated value of ADEPT and SBIR program backlog was $871,218 as of December 31, 2011.  Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2011 and 2010, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2011 and 2010, the Company had no advanced billings.

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

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2011 and 2010.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties, such penalties will be included as an operating expense.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Earnings per share

Basic earnings per share ("EPS") is calculated by dividing net earnings allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method for options and if-converted method for convertible preferred securities.  Potentially dilutive securities include employee stock options, Series B Preferred Stock, and Convertible Preferred Stock (see “Note 3. Redeemable Series C Preferred Stock and Shareholders’ Equity" below for information about the Series B Preferred Stock and Convertible Preferred Stock).

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Shares of the Company's Convertible Preferred Stock are considered participating securities since they contain a non-forfeitable right to dividends and distributions with common shareholders.  ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the Company's stock options are not considered to be participating securities. Dividends on common stock were not declared in 2011 or 2010.  ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company during the first quarter of 2009. There was no impact of significance on basic or diluted EPS as a result of the adoption of ASC 260-10-45.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards that would apply to the Company, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at December 31, 2011 and are included in the liquidation value of $1,568,000.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The income tax provision is comprised of the following for the year ended December 31:

	2011	2010

Current state tax expense	$35,325	$36,633
Deferred federal tax expense (benefit)	38,000	(33,000)

Income tax expense	$73,325	$3,633

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2011	2010

Federal statutory rate	34.0%	34.0%
State taxes	9.6	9.5
Permanent Differences	7.2	8.5
Expiration of net operating loss carry forwards and Reduction of deferred tax asset	(20.6)	(50.6)
Valuation allowance

Effective tax rate	30.2%	1.4%

Total available net operating loss carry forwards at December 31, 2011 are reflected in the following schedule:

Year of Expiration	Available for Federal Tax Purposes

2012	338,956
2019	306,757
2021	76,872
2022	40,330
2023	106,651
$869,566

During 2011, the Company utilized federal net operating loss carry forwards of $338,339 and $623,366 of net operating loss carry forwards expired for purposes of the Company’s tax provision. The Company’s valuation allowance associated with the related deferred tax assets was decreased by approximately $253,081 in 2011 based on the Company’s new contracts and continued profitability on existing contracts.  The Company’s valuation allowance associated with the related deferred tax assets was decreased by approximately $124,000 in 2010 based on the Company’s new contracts and continued profitability on existing contracts.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets consist of the following as of December 31:

	2011	2010

Deferred tax asset:
Fixed Assets & Other	$113,467	$80,549
Net operating loss Carry forwards	295,653	624,454
Research and development credit	4,802	-
Valuation allowance	(392,922)	(646,003)

Net deferred tax asset	$21,000	$59,000

The Company is not currently under examination by the Internal Revenue Service. The Unites States federal statute of limitations remains open for the years 2008 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2005.

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

A summary of the status of the Company’s Incentive Stock Option Plan as of December 31, 2011 and 2010 is presented below:

2011
	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled	-	-	-
Options outstanding - end of year	-	$-	-
Options exercisable - December 31, 2011	-	$-	-

2010
	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	361,818	$0.17	-
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled	(361,818)	0.17	-
Options outstanding - end of year	-	$-	-
Options exercisable - December 31, 2010	-	$-	-

During 2010, the options issued to Tom L. Schaffnit in January and September of 2000 expired.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

2007 Stock Incentive Option Plan

In July 2009, the Company issued options to purchase 345,000 shares of the Company’s common stock under the Company’s 2007 Stock Incentive Plan.  The options vest over a five year period and are exercisable at $.20 per share, the last sales price of the Company’s common stock as reported on the OTCBB on the date of grant.  There were no options issued for the year ended December 31, 2011.  A summary of the status of the Company’s 2007 Stock Incentive Plan as of December 31, 2011 and 2010 is presented below.

	2011
	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	735,000	$0.41	7.81
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	(45,000)	0.43
Options outstanding - end of year	690,000	$0.39	6.60
Options exercisable - December 31, 2011	405,020	$0.42	6.41

	2010
	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	748,333	$0.40	8.75
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	(13,333)	0.42
Options outstanding - end of year	735,000	$0.41	7.81
Options exercisable - December 31, 2010	351,004	$0.48	7.14

As of December 31, 2011 and 2010, there were 405,020 and 351,004 options exercisable, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2011 and 2010 under the 2007 Stock Incentive Plan was $0.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2011 and 2010.  The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

There were a total of 284,980 and 383,996 unvested options at December 31, 2011 and 2010, respectively.  The total fair value of unvested options as of December 31, 2011 and 2010 was approximately $72,057 and $93,155, respectively,   As of December 31, 2011 and 2010, there was approximately $41,998 and $81,605 of unamortized stock option compensation expense.

During, 2011, the Company granted 260,000 restricted stock awards. The fair value of the restricted stock awards was determined on the date of grant using the closing stock price of $0.09. The fair value of the restricted stock awards is amortized over the vesting period of three to five years utilizing the straight-line method. During 2011, 10,000 shares of restricted stock granted to an employee were forfeited upon termination of employment. For the year ended December 31, 2011, the Company recognized $1,690 of stock compensation expense.  As of December 31, 2011, there were 250,000 restricted stock awards outstanding and $20,810 of unrecognized stock-based compensation expense that will be recognized in future periods.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEBT

In April 2011, the Company entered into a line of credit agreement with Sun National Bank.  The agreement increased the Company’s borrowing capacity to $200,000.  The facility accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum annual interest rate of 6.0%.  As of December 31, 2011, the interest rate was 6.0%.  The facility matures on May 5, 2012, may be prepaid at any time without penalty, and is secured by substantially all of the assets of the Company.  Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The credit agreement contains customary affirmative and negative covenants, and a net worth financial covenant.  As of December 31, 2011, the Company was in compliance with all covenants under the credit agreement.  For the years ended December 31, 2011 and 2010, the Company did not borrow proceeds under the credit facility.

NOTE 7 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows:

	2011	2010
Basic EPS:
Net income applicable to common shareholders - basic	$169,619	$251,678
Portion allocable to common shareholders	99.2%	99.2%
Net earnings allocable to common shareholders	168,272	249,679
Weighted average basic shares outstanding	31,847,328	31,766,753
Basic earnings per share	$0.01	$0.01

Dilutive EPS:
Net earnings allocable to common shareholders	168,272	249,679
Weighted average shares outstanding	31,847,328	31,766,753
Diluted effect:
Employee stock options	-	-
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000
Weighted average dilutive shares outstanding	35,409,627	35,329,052
Dilutive earnings per share	$0.00	$0.01

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	2011	2010
Numerator:
Weighted average participating common shares	31,847,328	31,766,753
Denominator:
Weighted average participating common shares	31,847,328	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000
Weighted average participating shares	32,102,328	32,021,753
Portion allocable to common shareholders	99.2%	99.2%

At December 31, 2011 and 2010, there were 690,000 and 735,000 shares issuable upon exercise of options which were excluded from the computation of dilutive earnings per share due to their anti-dilutive effect, respectively.

MIKROS SYSTEMS CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS

The Company’s principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331.  Monthly rent is $75.

The engineering research, design and development facility is located at 220 Commerce Drive, Suite 300, Fort Washington, Pennsylvania 19034, where the Company leases approximately 2,513 square feet of general office space under a lease agreement that was renewed in December 2010 and terminates in February 2016.   The rent under the initial year was approximately $51,421 with a 30% increase in the second year and 2% - 3% increases each year thereafter.  Rent is being expensed on a straight-line basis over the term of the lease.

From January 1, 2010 through June 30, 2010, the Company maintained a marketing office at Three Crystal Park, 2231 Crystal Drive, Suite 1005, Arlington, Virginia.  Monthly rent was $1,500.

The Company has also entered into a month-to-month lease of a facility at 8076 114th Ave N., Largo, Florida 33777 which will supports production of the Advanced Diagnostic Electronic Portable Testset (ADEPT) product line and quality assurance, field support, and life cycle management.  Monthly rent is $806 and commenced on February 1, 2009.  The Company renewed the lease in February 2011 on a month-to-month basis through July 31, 2012.

Total rent expense during 2011 and 2010 was $98,092 and $95,129, respectively.  The Company has $289,128 in future obligations under non-cancellable operating leases that are due as follows:

2012	66,633
2013	68,360
2014	70,088
2015	71,814
2016	12,233
$289,128

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is a subcontractor to Ocean Power Technologies, Inc. under a program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  Thomas Meaney, the Company’s chief financial officer and member of the Company’s board of directors, also serves as a director of Ocean Power Technologies, Inc.  For the years ended December 31, 2011 and 2010, the Company recognized revenues of $115,861 and $229,354, respectively, in connection with the subcontracting agreement with Ocean Power Technologies, Inc.