Form 10-Q
period 2012-03-31
MIKROS SYSTEMS CORP
filed 2012-05-15
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,016,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 15, 2012.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2012 and December 31, 2011(unaudited)	1

	Condensed Statements of Income for the Three Months Ended March 31, 2012 and 2011 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)	4

	Notes To Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits	15

	SIGNATURES	16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)
	March 31,	December 31,
	2012	2011
Current assets

Cash and cash equivalents	$831,770	$963,556
Receivables on government contracts	529,133	1,478,103
Prepaid expenses and other current assets	47,584	30,846
Total current assets	1,408,487	2,472,505

Patents and trademarks	5,383	5,383
Less: accumulated amortization	(1,860)	(1,775)
	3,523	3,608
Property and equipment
Equipment	38,172	37,070
Furniture & fixtures	9,264	9,264
	47,436	46,334

Less: accumulated depreciation	(37,108)	(35,167)
Property and equipment, net	10,328	11,167
Deferred tax assets	19,700	21,000

Total assets	$1,442,038	$2,508,280

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)
(continued)
	March 31,	DECEMBER 31,
	2012	2011
Current liabilities

Accrued payroll and payroll taxes	$149,119	$364,148
Accounts payable and accrued expenses	30,082	904,217
Accrued warranty expense	86,400	86,400

Total current liabilities	265,601	1,354,765

Long term portion of rent payable	16,431	16,708

Total liabilities	282,032	1,371,473

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation - $80,450)	80,450	80,450

Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $- 1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,016,753 shares	320,168	320,168

Capital in excess of par value	11,584,623	11,575,436

Accumulated deficit	(10,845,709)	(10,859,721)

Total shareholders' equity	1,079,556	1,056,357

Total liabilities and shareholders' equity	$1,442,038	$2,508,280

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended,
	March 31,	March 31,
	2012	2011

Contract Revenues	$759,123	$1,232,405

Cost of sales	260,230	613,919

Gross margin	498,893	618,486

Expenses
Engineering	160,298	227,629
General and administrative	320,787	299,698

Total expenses	481,085	527,327

Income from operations	17,808	91,159

Other income:
Interest	54	23

Net income before income taxes	17,862	91,182

Income tax expense	3,850	17,800

Net income	$14,012	$73,382

Basic and diluted earnings per common share	$0.00	$0.00

Basic weighted average number of common shares outstanding	32,016,753	31,766,753

Diluted weighted average number of common shares outstanding	35,579,052	35,329,052

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2012	2011

Cash flow from operating activities:
Net income	$ 14,012	$ 73,382
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,026	2,074
Deferred tax expense	1,300	6,700
Provision for warranty expense	-	30,000
Stock compensation expense	9,187	2,210

Net changes in operating assets and liabilities
Decrease (increase) in receivables on government contracts	948,970	(90,428)
Increase in other current assets	(16,738)	(11,567)
Decrease in accrued payroll and payroll taxes	(215,029)	(121,557)
(Decrease) increase in accounts payable and accrued expenses	(874,135)	177,944
(Decrease) increase in long-term portion of rent payable	(277)	8,280

Net cash (used in) provided by operating activities	(130,684)	77,038

Cash flow from investing activities:

Purchase of property and equipment	(1,102)	-

Net cash used in investing activities:	(1,102)	-

Net (decrease) increase in cash and cash equivalents	(131,786)	77,038

Cash and cash equivalents, beginning of period	963,556	638,106

Cash and cash equivalents, end of period	$ 831,770	$ 715,144

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2012, and the results of its operations and its cash flows for the three months ended March 31, 2012 and 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – Recent Accounting Pronouncements

There have been no developments to recently issued  accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – Revenue Recognition

The Company is engaged in research and development contracts with the federal government to develop certain technology to be utilized by the US Department of Defense (“DoD”). The contracts are cost plus fixed fee contracts and revenue is recognized based on the extent of progress towards completion of the long term contract.

The Company generally uses a variation of the cost to cost method to measure progress for all long term contracts unless it believes another method more clearly measures progress towards completion of the contract.

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog primarily consists of future ADEPT® units to be developed and delivered to the Federal government. The estimated value of ADEPT units and SBIR program backlog was $215,971 as of March 31, 2012.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of March 31, 2012 and 2011, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of March 31, 2012 and 2011, the Company had no advanced billings.  Under the IDIQ agreement, the Company expects to deliver 36 ADEPT units during 2012.  As of March 31, 2012, 30 of the 36 ADEPT units have been delivered.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 4 – Earnings Common Per Share

The Company’s calculation of weighted average common shares outstanding is set forth below:

	Three Months Ended,
	March 31,	March 31,
	2012	2011
Basic EPS:
Net income applicable to common shareholders - basic	$14,012	$73,382
Portion allocable to common shareholders	99.2%	99.2%
Net earnings allocable to common shareholders	13,901	72,795
Weighted average basic common shares outstanding	32,016,753	31,766,753
Basic earnings per common share	$0.00	$0.00

Dilutive EPS:
Net income applicable to common shareholders	13,901	72,795
Add: undistributed earnings allocated to participating securities	111	587
Numerator for diluted earnings per share	14,012	73,382

Weighted average common shares outstanding - basic	32,016,753	31,766,753
Diluted effect:
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000
Weighted average dilutive common shares outstanding	35,579,052	35,329,052
Dilutive earnings per common share	$0.00	$0.00

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended,
	March 31,	March 31,
	2012	2011

Numerator:
Weighted average participating common shares	32,016,753	31,766,753
Denominator:
Weighted average participating common shares	32,016,753	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000
Weighted average participating shares	32,271,753	32,021,753
Portion allocable to common shareholders	99.2%	99.2%

At March 31, 2012 and 2011, there were 690,000 and 830,149 common shares, respectively, issuable upon exercise of options which were excluded from the computation of dilutive earnings per common share due to their anti-dilutive effect.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $1,300 during the three months ended March 31, 2012.  The Company decreased its net deferred tax assets by approximately $6,700 during the three months ended March 31, 2011.  The change in deferred tax assets is attributable to the reduction in the valuation allowance as the Company anticipates earnings from operations to continue.

NOTE 6 – Share Based Compensation

During the three months ended March 31, 2012, the Company did not issue any stock-based compensation.  In accordance with the recognition provisions of Accounting Standards Codification 718, Share-Based Payments, the Company recognized stock-based compensation expense of $7,837 and $2,210 for the three months ended March 31, 2012 and 2011, respectively.  The increase in expense is attributable to the forfeiture of 35,000 options during the three months ended March 31, 2011 that resulted in the reversal of $8,831 of stock compensation expense from prior periods.  No tax benefits were recognized related to this stock-based compensation.  As of March 31, 2012, there were 690,000 and 407,020, respectively, of options outstanding and exercisable.

As of March 31, 2012, there were 250,000 restricted stock awards outstanding.  The Company recognized stock-based compensation expense of $1,350 and $0 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was $19,440 of unrecognized stock-based compensation expense that will be recognized in future periods.

 NOTE 7 – Related Party Transactions

The Company is a subcontractor to Ocean Power Technologies, Inc. under a program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (“LEAP”) technology.  Thomas Meaney, the Company’s chief financial officer and member of the Company’s board of directors, also serves as a director of Ocean Power Technologies, Inc.  For the three months ended March 31, 2012 and 2011, the Company recognized revenues of $3,125 and $71,580, respectively, in connection with the subcontracting agreement with Ocean Power Technologies, Inc.

NOTE 8 – Subsequent Events

In April 2012, the Company received commitments of $385,000 under the ADEPT contract to provide additional production, engineering, and logistics support.

In 2011, the Company increased its borrowing capacity under a line of credit agreement with Sun National Bank to $200,000.  The facility matured on May 5, 2012.   In May 2012, the Company extended the term of the facility through August 9, 2012.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. Defense budget, the failure of Congress to approve a budget or a continuing resolution, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, security breaches, competition between us and other companies seeking Small Business Innovative Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Item 2.   Management’s Discussion and Analysis of Financial Position and Results of Operations

Mikros Systems Corporation (“Mikros,” the “Company,” “we” or “us”) was incorporated in the State of Delaware in June 1978.  We are an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the Department of Defense (“DoD”) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (“C4I”) systems engineering, and communications engineering.

Overview

Our primary business is to pursue SBIR programs from the DOD, Department of Homeland Security, and other governmental authorities, and to expand this government-funded research and development into products, services, and other business areas of the Company.  Since 2002, we have been awarded a number of Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2012 and 2011.  The majority of our revenue was generated by sales of Adaptive Diagnostic Electronic Portable Testset (“ADEPT”) units.  We believe that we can utilize the intellectual property developed under our various SBIR awards to create proprietary products for both the government and commercial marketplace.

Below is a brief description of certain of the material projects we are working on at this time.

ADEPT®

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

In September 2010 and July 2011, we were awarded significant task orders under the IDIQ contract.  For the three months ended March 31, 2012 and 2011, we realized revenues of $705,206 and $970,169, respectively, related to the ADEPT production orders received in September 2010 and July 2011.  We expect additional delivery orders during the five year term of the contract.  It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

Recent Developments

In April 2012, we received commitments of $385,000 under our ADEPT contracts to provide additional production, engineering, and logistics support.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue during the first quarter of  2012, and expected revenue over the next nine months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

For the remainder of 2012, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.   As of March 31, 2012, there have been no changes to such critical accounting policies and estimates.

Results of Operations

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the SEC.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, recoverability of long-lived assets, income taxes and commitments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The accounting estimates and assumptions discussed in the notes to our condensed financial statements included herein are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Three Months Ended March 31, 2012 and 2011

We generated revenues of $759,123 during the three months ended March 31, 2012 compared to $1,232,405 during the three months ended March 31, 2011, a decrease of $473,282, or 38%.  The decrease was primarily due to the near completion of our outstanding IDIQ contract and a delay in the award of additional task orders.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs.  Cost of revenues for the three months ended March 31, 2012 was $260,230 compared to $613,919 for the three months ended March 31, 2011, a decrease of $353,689, or 58%.  The decrease was primarily due to the decrease in revenue resulting from the near completion of  our outstanding IDIQ contract and a delay in the award of additional task orders.

 The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended March 31, 2012 were $160,298 compared to $227,629 for the three months ended March 31, 2011, a decrease of $67,331, or 30%.  The decrease was primarily attributable to a decrease in engineering salaries, fringe benefits and incentive compensation expense.

General and administrative expenses consist primarily of salary, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended March 31, 2012 were $320,787 compared to $299,698 for the three months ended March 31, 2011, an increase of $21,089, or 7%.  The increase was primarily attributable to an increase in bid and proposal costs and general and administrative salaries, partially offset by a decrease in incentive compensation expense and unallowable costs.

At March 31, 2012, we estimate our annual effective tax rate for 2012 to be 9.3%.  We are recognizing a tax expense of $3,850 for the quarter ended March 31, 2012 primarily due to expected net income for the remainder of 2012 and the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  At March 31, 2012, the difference from the expected federal income tax rate is attributable to state income taxes and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  As of March 31, 2012, we had net operating loss carryforwards of $869,566 of which $338,956 will expire, if not utilized, on December 31, 2012. The remainder will begin expiring in 2019.

We generated net income of $14,012 during the three months ended March 31, 2012 as compared to $73,382 during the three months ended March 31, 2011.  The decrease was primarily attributable to the near completion of an outstanding IDIQ contract and a delay in the award of additional task orders.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2012, net cash used in operations was $130,684 compared to cash provided by operations of $77,038 during the three months ended March 31, 2011. The decrease was due primarily to a decrease in accounts payable and accrued expenses, including accrued payroll and payroll taxes.  We had working capital of $1,142,886 as of March 31, 2012 as compared to $1,117,740 as of December 31, 2011.

During the three months ended March 31, 2012, net cash used in investing activities was $1,102 compared to $0 during the three months ended March 31, 2011.  The increase was due to capital expenditures.

In 2011, we increased our borrowing capacity under our line of credit agreement with Sun National Bank to $200,000.  The facility matures on May 5, 2012 and accrues interest at a variable rate equal to the bank's prime rate plus 300 basis points with a minimum annual interest rate of 6.0% per annum.  In May 2012, we extended the term of the facility through August 9, 2012.Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of the date of this report, there are no amounts outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of March 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

May 15, 2012	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)