Form 10-Q
period 2012-06-30
MIKROS SYSTEMS CORP
filed 2012-08-14
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,016,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 14, 2012.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	2

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

	Signatures	14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Mikros Systems Corporation
 Condensed Balance Sheets
(unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$997,609	$963,556
Receivables on government contracts	173,303	1,478,103
Prepaid expenses and other current assets	328,534	30,846
Total current assets	1,499,446	2,472,505
Property and equipment, net	8,202	11,167
Intangible assets, net	556	3,608
Deferred tax assets	16,000	21,000
Total assets	$1,524,204	$2,508,280
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$122,991	$364,148
Accounts payable and accrued expenses	257,192	904,217
Accrued warranty expense	78,500	86,400
Total current liabilities	458,683	1,354,765
Long-term liabilities	16,154	16,708
Total liabilities	474,837	1,371,473

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued\ and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,016,753 shares	320,168	320,168
Capital in excess of par value	11,593,729	11,575,436
Accumulated deficit	(10,965,454)	(10,859,721)
Total shareholders' equity	968,917	1,056,357
Total liabilities and shareholders' equity	$1,524,204	$2,508,280

  See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Operations
 (unaudited)

	Three Months Ended,		Six Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Contract Revenues	$479,369	$726,571	$1,238,492	$1,958,976

Cost of sales	204,852	349,788	465,082	963,707

Gross margin	274,517	376,783	773,410	995,269

Expenses:
Engineering	146,455	181,614	306,753	409,243
General and administrative	273,701	265,131	594,488	564,829

Total expenses	420,156	446,745	901,241	974,072

(Loss) income from operations	(145,639)	(69,962)	(127,831)	21,197

Other income:
Interest	44	793	98	816

Net (loss) income before income taxes	(145,595)	(69,169)	(127,733)	22,013

Income tax expense (benefit)	(25,850)	(12,300)	(22,000)	5,500

Net (loss) income	$(119,745)	$(56,869)	$(105,733)	$16,513

(Loss) income per common share - basic and diluted	$-	$-	$-	$-

Basic weighted average number of shares outstanding	32,016,753	31,766,753	32,016,753	31,766,753

Diluted weighted average number of shares outstanding	32,016,753	31,766,753	32,016,753	35,329,052

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities
Net (loss) income	$(105,733)	$16,513
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,119	4,149
Deferred tax benefit	5,000	2,600
(Recovery) provision for warranty expense	(7,900)	33,750
Share-based compensation expense	18,293	11,013
Changes in assets and liabilities:
Decrease in certificate of deposit, securing line of credit	-	50,000
Decrease in receivables on government contracts	1,304,800	328,265
Increase in prepaid expenses and other current assets	(297,688)	(88,707)
Decrease in accrued payroll and payroll taxes	(241,157)	(80,496)
(Decrease) increase in accounts payable and accrued expenses	(647,025)	56,064
(Decrease) increase in long-term liabilities	(554)	13,829
Net cash provided by operating activities	35,155	346,980
Cash flows from investing activities:
Purchase of property and equipment	(1,102)	-
Net cash used in investing activities:	(1,102)	-
Net increase in cash and cash equivalents	34,053	346,980
Cash and cash equivalents, beginning of period	963,556	638,106
Cash and cash equivalents, end of period	$997,609	$985,086
Supplement cash flow information:
Cash paid during the period for income taxes	$24,000	$20,635

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2012, and the results of its operations for the three and six months ended June 30, 2012 and 2011and cash flows for the six months ended June 30, 2012 and 2011.

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog primarily consists of future ADEPT® units to be developed and delivered to the Federal government.  The estimated value of the ADEPT units and SBIR program backlog was $973,217 as of June 30, 2012.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of June 30, 2012 and 2011, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of June 30, 2012 and 2011, the Company had no advanced billings.  Under the IDIQ agreement, the Company delivered 36 ADEPT units for the six months ended June 30, 2012.

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $14,586 and $18,312 for the three months ended June 30, 2012 and 2011, respectively, and $27,738 and $25,967, for the six months ended June 30, 2012 and 2011, respectively.

Patents and Trademarks

The Company has developed and continues to develop intellectual property (technology and data) under SBIR and other contracts.  The request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is now a registered trademark of the Company.

Under SBIR data rights, the Company is protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.

During the three months ended June 30, 2012, the Company discontinued the use of certain technology and related patents.  The Company removed the historical carrying value of these patents of $4,000 from its condensed balance sheet as of June 30, 2012 and immediately recognized $2,933 of the unamortized balance as amortization expense for the three and six months ended June 30, 2012.

Mikros Systems Corporation
Notes to Condensed Financial Statements
(unaudited)

 Note 4 – Earnings Per Share

The Company’s calculation of weighted average shares outstanding for the three and six months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per common share:
Net (loss) income	$(119,745)	$(56,869)	$(105,733)	$16,513
Portion allocable to common shareholders	99.2%	99.2%	99.2%	99.2%
Net (loss) income allocable to common shareholders	(118,787)	(56,414)	(104,887)	16,381
Weighted average basic shares outstanding	32,016,753	31,766,753	32,016,753	31,766,753
Basic (loss) income per common share	$-	$-	$-	$-

Dilutive earnings per common share:
Net (loss) income allocable to common shareholders	(118,787)	(56,414)	(104,887)	16,381
Add: undistributed earnings allocated to participating securities	-	-	-	132
Numerator for diluted earnings per common share	(118,787)	(56,414)	(104,887)	16,513

Weighted average shares outstanding - basic	32,016,753	31,766,753	32,016,753	31,766,753
Diluted effect:
Stock options	-	-	-	-
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	-	-	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	-	-	-	255,000
Weighted average dilutive shares outstanding	32,016,753	31,766,753	32,016,753	35,329,052
Dilutive (loss) income per common share	$-	$-	$-	$-

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Weighted average participating common shares	32,016,753	31,766,753	32,016,753	31,766,753
Denominator:
Weighted average participating common shares	32,016,753	31,766,753	32,016,753	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000	255,000	255,000
Weighted average participating shares	32,271,753	32,021,753	32,271,753	32,021,753
Portion allocable to common shareholders	99.2%	99.2%	99.2%	99.2%

 As of June 30, 2012 and 2011, there were, respectively, 690,000 and 700,000 shares issuable upon exercise of options which were excluded from the computation of dilutive earnings per share due to their anti-dilutive effect as the Company incurred a net loss.    In computing diluted earnings per share for the three and six months ended June 30, 2012, and for the three months ended June 30, 2011, 3,562,299 shares issuable upon conversion of the Series B Convertible Preferred Stock and the Convertible Preferred Stock (See Note 5), representing the weighted average effect of assumed conversion of the two series of preferred stock, were excluded from the calculation due to their anti-dilutive effect as the Company incurred a net loss.

Mikros Systems Corporation
Notes to Condensed Financial Statements
(unaudited)

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $5,000 and $2,600 during the six months ended June 30, 2012 and 2011, respectively.  The change in deferred tax assets is attributable to the change in the valuation allowance based on the Company’s forecasts of future earnings from operations.

Note 6 – Share Based Compensation

During the three and six months ended June 30, 2012, the Company did not issue any stock options.   The Company recognized stock-based compensation expense of $7,837 and $8,804 for the three months ended June 30, 2012 and 2011, respectively.  The Company recognized stock-based compensation expense of $15,674 and $11,013 for the six months ended June 30, 2012 and 2011, respectively.   As of June 30, 2012, there were 690,000 outstanding options, 462,020 of which were exercisable.  As of June 30, 2012, there was $24,700 of unrecognized stock-based compensation expense that will be recognized in future periods.

During the three and six months ended June 30, 2012, the Company did not issue any shares of restricted stock.   The Company recognized stock-based compensation expense of $1,269 and $0 for the three months ended June 30, 2012 and 2011, respectively.  The Company recognized stock-based compensation expense of $2,619 and $0 for the six months ended June 30, 2012 and 2011, respectively.   As of June 30, 2012, all restricted stock units were unvested.  As of June 30, 2012, there was $17,714 of unrecognized stock-based compensation expense that will be recognized in future periods.

 Note 7 – Related Party Transactions

Thomas Meaney, the Company’s president and member of the Company’s board of directors, also serves as a director of Ocean Power Technologies, Inc.  Through the third quarter of 2011, the Company was a subcontractor to Ocean Power Technologies, Inc. under a four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  For the three months ended June 30, 2012 and 2011, the Company recognized revenues of $0 and $37,396, respectively, in connection with the subcontracting agreement with Ocean Power Technologies, Inc.  For the six months ended June 30, 2012 and 2011, the Company recognized revenues of $0 and $108,977, respectively.

Under certain SBIR contracts, Ocean Power Technologies, Inc. operates as a subcontractor to the Company.  During the three and six months ended June 30, 2012, the Company incurred subcontractor expenses with Ocean Power Technologies, Inc. of $0 and $18,857, respectively.  During the three and six months ended June 30, 2011, the Company incurred subcontractor expenses of $37,174 and $62,507, respectively.

Note 8 – Commitments and Contingencies

In May 2012, the Company renewed its line of credit agreement with Sun National Bank.  The borrowing capacity remained unchanged at $200,000.  The facility matures on May 31, 2013 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum interest rate of 5.25% per annum.  Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of the Company’s assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of June 30, 2012 and December 31 2011, there were no amounts outstanding under the facility.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. Defense budget, the termination of any contracts with the U.S. Government, the failure of Congress to avoid “sequestration” under the Budget Control Act of 2011, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, security breaches, competition between us and other companies seeking Small Business Innovative Research (SBIR) grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2012 and 2011. The majority of our revenue was generated by sales of Adaptive Diagnostic Electronic Portable Testset (“ADEPT”) units. We believe that we can utilize the intellectual property developed under our various SBIR awards to create proprietary products for both the government and commercial marketplace.

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

In September 2010 and July 2011, we were awarded significant task orders under the IDIQ contract. For the six months ended June 30, 2012 and 2011, we realized revenues of $1,151,594 and $1,494,329, respectively, related to the ADEPT production orders received.  We expect additional delivery orders during the five year term of the contract. It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

In April 2012, we received a commitment of $385,000 under the ADEPT contract to provide additional engineering and logistics support.

Recent Developments

In June and July 2012, we received commitments of $852,000 and $88,000, respectively, under the ADEPT contract to provide additional engineering and logistics support.

In August 2012, we received new task orders under the ADEPT contract to produce and deliver 31 ADEPT units.

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

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods. The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the majority of our revenue during the first and second quarters of 2012, and expected revenue over the next six months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

 Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As of June 30, 2012, there have been no changes to such critical accounting policies and estimates.

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

Three Months Ended June 30, 2012 and 2011

We generated revenues of $479,369 during the three months ended June 30, 2012 compared to $726,571 during the three months ended June 30, 2011, a decrease of $247,202, or 34%. We had a decrease in revenues of $77,772 due to a delay in receiving additional task orders to produce ADEPT units and related development.  Revenues also decreased by $95,903 due to the completion of our role in the LEAP program and SBIR Phase II contract, and by $73,527 for other projects that were completed in 2011.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs. Cost of revenues for the three months ended June 30, 2012 was $204,852 compared to $349,788 for the three months ended June 30, 2011, a decrease of $144,936, or 41%. We had a decrease in cost of revenues of $80,111 due to the completion of ADEPT unit production and development in May 2012 and a delay in receiving additional task orders.  Cost of revenues also decreased by $37,539 due to the completion of our role in the LEAP program and SBIR Phase II contract, and a decrease of $27,286 is attributable to for other projects that were completed in 2011.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended June 30, 2012 were $146,455 compared to $181,614 for the three months ended June 30, 2011, a decrease of $35,159, or 19%. Miscellaneous costs, fringe benefits and incentive compensation decreased $47,382, primarily due to the anticipated reductions in bonuses for 2012 and other fringe benefits.  This decrease was offset by an increase in engineering salaries and travel expense of $9,340 as more time from senior engineering personnel was allocated to product enhancements and expansion and an increase in amortization expense of $2,883 resulting from the discontinuance of certain patents and related technology.

General and administrative expenses consist primarily of salary, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the three months ended June 30, 2012 were $273,701 compared to $265,131 for the three months ended June 30, 2011, an increase of $8,570, or 3%.  New business development expenses increased by $29,557 due to an increased effort to obtain more government contracts as well as new task orders under our current programs with the Federal government.  We had increases of $10,792 in salaries as more time from our personnel was allocated to marketing efforts as opposed to direct costs of revenues due to the delay in receiving new task orders.  These increases were offset by decreases in incentives and bonuses of $16,900 as such incentives are uncertain based upon our performance in 2012 and a decrease of $14,879 in warranty expense and cargo insurance costs as ADEPT units expiring under warranty coverage outpaced new units shipped.

At June 30, 2012, we estimate our annual effective tax rate for 2012 to be 17.8%. We are recognizing a tax benefit of $25,850 for the three months ended June 30, 2012 primarily due to a state tax benefit attributable to the loss generated in the quarter. At June 30, 2012, the difference from the expected federal income tax rate is attributable to state income taxes and changes in the valuation allowance established for net deferred tax assets.

We reported a net loss of $119,745 during the three months ended June 30, 2012 as compared to a net loss of $56,869 during the three months ended June 30, 2011.  The decrease was primarily attributable to the completion of production and development under our IDIQ, SBIR, and subcontracting arrangements and a delay in the award of additional task orders.

Six Months Ended June 30, 2012 and 2011

We generated revenues of $1,238,492 during the six months ended June 30, 2012 compared to $1,958,976 during the six months ended June 30, 2011, a decrease of $720,484, or 37%. We had a decrease in revenues of $342,735 due to a delay in receiving additional task orders to produce ADEPT units and related developments.  Revenues also decreased by $214,769 due to the completion of our role in the LEAP program and SBIR Phase II contract, and by $162,980 for other projects that were completed in 2011.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs. Cost of revenues for the six months ended June 30, 2012 was $465,082 compared to $963,707 for the six months ended June 30, 2011, a decrease of $498,625, or 52%. We had a decrease in cost of revenues $324,127 due to the completion of ADEPT unit production in and development in May 2012 and delay in receiving additional task orders.  Cost of revenues also decreased by $113,131 due to the completion of our role in the LEAP program and SBIR Phase II contract, and by $61,367 for other projects that were completed in 2011.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the six months ended June 30, 2012 were $306,753 compared to $409,243 for the six months ended June 30, 2011, a decrease of $102,490, or 25%. Salaries, fringe benefits, incentive compensation and other related costs decreased $105,373, primarily due to the anticipated reductions in bonuses for 2012.  The decrease was offset by an increase in amortization expense of $2,883 resulting from the discontinuance of certain patents and related technology.

General and administrative expenses consist primarily of salary, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the six months ended June 30, 2012 were $594,488 compared to $564,829 for the six months ended June 30, 2011, an increase of $29,659, or 5%. New business development expenses and other related costs increased by $83,301 due to an increased effort to obtain more government contracts as well as new task orders under our current programs with the Federal government.  We had increases of $22,783 in salaries as more time from our personnel was allocated to marketing efforts as opposed to direct costs of revenues due to the delay in receiving new task orders.  These increases were offset by decreases in incentives, bonuses and other related costs of $28,320 as such incentives are uncertain based upon our performance in 2012 and a decrease of $48,105 in warranty expense and cargo insurance costs as ADEPT units expiring under warranty coverage outpaced new units shipped.

At June 30, 2012, we estimate our annual effective tax rate for 2012 to be 17.2%. We are recognizing a tax benefit of $22,000 for the six months ended June 30, 2012 primarily due to the state tax benefit attributable to the loss generated in the period. At June 30, 2012, the difference from the expected federal income tax rate is attributable to state income taxes and changes in the valuation allowance established for net deferred tax assets.

We reported a net loss of $105,733 during the six months ended June 30, 2012 as compared to net income of $16,513 during the six months ended June 30, 2011.  The increase in net loss was primarily attributable to the completion of production and development under our IDIQ, SBIR, and subcontracting arrangements and a delay in the award of additional task orders.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2012, net cash provided by operations was $35,155 compared to $346,980 during the six months ended June 30, 2011. The decrease was due primarily to the completion of outstanding task orders under our IDIQ contract and a delay in the award of additional task orders.  Our accounts prepaid expenses and other current assets and accounting payable increased significantly for the six months ended June 30, 2012 compared to 2011 primarily due to the purchase of supplies and materials for certain projects that were awarded to us but delayed as of June 30, 2012.  We had working capital of $1,040,763 as of June 30, 2012 as compared to working capital of $1,117,740 at December 31, 2011.

During the six months ended June 30, 2012, net cash used in investing activities was $1,102 compared to $0 during the six months ended June 30, 2011.  The increase was due to capital expenditures.

In May 2012, we renewed our line of credit agreement with Sun National Bank.  The borrowing capacity remained unchanged at $200,000.  The facility matures on May 31, 2013 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum interest rate of 5.25% per annum.  Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of the date of this report, there were no amounts outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of June 30, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

August 14, 2012	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)