Form 10-Q
period 2012-09-30
MIKROS SYSTEMS CORP
filed 2012-11-14
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,016,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 14, 2012.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	2

	Condensed Statements of Cash Flows for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

	Signatures	14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Mikros Systems Corporation
 Condensed Balance Sheets
(unaudited)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$871,878	$963,556
Receivables on government contracts	784,055	1,478,103
Prepaid expenses and other current assets	85,062	30,846
Total current assets	1,740,995	2,472,505
Property and equipment
Equipment	38,172	37,070
Furniture & fixtures	9,264	9,264
Less: accumulated depreciation	(40,640)	(35,167)
Property and equipment, net	6,796	11,167
Patents and trademarks	1,383	5,383
Less: accumulated amortization	(862)	(1,775)
Intangible assets, net	521	3,608
Deferred tax assets	102,000	21,000
Total assets	$1,850,312	$2,508,280
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$125,783	$364,148
Accounts payable and accrued expenses	479,298	904,217
Accrued warranty expense	52,338	86,400
Total current liabilities	657,419	1,354,765
Long-term liabilities	15,877	16,708
Total liabilities	673,296	1,371,473

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,016,753 shares	320,168	320,168
Capital in excess of par value	11,602,894	11,575,436
Accumulated deficit	(10,846,970)	(10,859,721)
Total shareholders' equity	1,096,566	1,056,357
Total liabilities and shareholders' equity	$1,850,312	$2,508,280

 See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Operations
 (unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Contract Revenues	$1,124,211	$1,098,430	$2,362,703	$3,057,406

Cost of sales	662,812	641,865	1,119,994	1,639,322

Gross margin	461,399	456,565	1,242,709	1,418,084

Expenses:
Engineering	174,203	211,977	480,956	621,220
General and administrative	251,712	247,796	854,100	778,875

Total expenses	425,915	459,773	1,335,056	1,400,095

(Loss) income from operations	35,484	(3,208)	(92,347)	17,989

Other income:
Interest	0	-	98	816

Net income (loss) before income taxes	35,484	(3,208)	(92,249)	18,805

Income tax (benefit) expense	(83,000)	(4,100)	(105,000)	1,400

Net income	$118,484	$892	$12,751	$17,405

Income per common share - basic and diluted	$-	$-	$-	$-

Basic weighted average number of shares outstanding	31,782,786	31,766,753	31,772,136	31,766,753

Diluted weighted average number of shares outstanding	35,345,085	35,329,052	35,334,435	35,329,052

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities
Net (loss) income	$12,751	$17,405
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,560	6,292
Deferred tax benefit	(81,000)	(1,600)
Share-based compensation expense	27,458	19,812
Changes in assets and liabilities:
Decrease in certificate of deposit, securing line of credit	-	50,000
Decrease (increase) in receivables on government contracts	694,048	(61,869)
Increase in prepaid expenses and other current assets	(54,216)	(16,141)
Decrease in accrued payroll and payroll taxes	(238,365)	(32,685)
(Decrease) increase in accounts payable and accrued expenses	(424,919)	195,052
(Decrease) increase in accrued warranty expense	(34,062)	33,750
(Decrease) increase in long-term liabilities	(831)	13,983
Net cash (used in) provided by operating activities	(90,576)	223,999
Cash flows from investing activities:
Purchase of property and equipment	(1,102)	(2,428)
Net cash used in investing activities:	(1,102)	(2,428)
Net increase (decrease) in cash and cash equivalents	(91,678)	221,571
Cash and cash equivalents, beginning of period	963,556	638,106
Cash and cash equivalents, end of period	$871,878	$859,677
Supplement cash flow information:
Cash paid during the period for income taxes	$31,000	$20,635

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2012, and the results of its operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.  Certain amounts for the prior period have been reclassified to conform to the current presentation. The Company has evaluated the impact of subsequent events through the date the condensed financial statements were issued and filed with the Securities and Exchange Commission (the “SEC”).

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

Mikros Systems Corporation
Notes to Condensed Financial Statements
(unaudited)

Note 3 – Significant Accounting Policies

Revenue Recognition

The Company is a party to research and development contracts with the Federal government to develop certain technology to be utilized by the US Department of Defense. The contracts are cost plus fixed fee contracts and revenue is recognized based on the extent of progress towards completion of the long term contract.

The Company generally uses a variation of the cost to cost method to measure progress for all long term contracts unless it believes another method more clearly measures progress towards completion of the contract.

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog primarily consists of future Adaptive Diagnostic Electronic Portable Testset (“ADEPT”) units to be developed and delivered to the Federal government.  The estimated value of the ADEPT® units and the Small Business Innovative Research (“SBIR”) program backlog was $3,292,568 as of September 30, 2012.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of September 30, 2012 and December 31, 2011, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of September 30, 2012 and December 31, 2011, the Company had no advanced billings.  Under the Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) agreement, the Company delivered 36 units for the nine months ended September 30, 2012.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  During the three and nine months ended September 30, 2012, the Company reversed warranty expenses of $24,500 and $32,400, respectively.   Since the inception of the IDIQ contract in March 2010, the Company has delivered 81 ADEPT units.  As of September 30, 2012, there are 38 ADEPT units that remain under the limited warranty coverage.  As of September 30, 2012 and December 31, 2011, the Company had an accrued warranty expense of $52,338 and $86,400, respectively.

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $21,809 and $8,794 for the three months ended September 30, 2012 and 2011, respectively, and $49,547 and $34,761 for the nine months ended September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012, the Company discontinued the use of certain technology and related patents.  The Company removed the historical carrying value of these patents of $4,000 from its condensed balance sheet as of September 30, 2012 and immediately recognized $2,933 of unamortized balance as amortization expense for the nine months ended September 30, 2012.

Mikros Systems Corporation
Notes to Condensed Financial Statements
(unaudited)

 Note 4 – Earnings Per Share

The Company’s calculation of weighted average shares outstanding for the three and nine months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per common share:
Net income	$118,484	$892	$12,751	$17,405
Portion allocable to common shareholders	99.2%	99.2%	99.2%	99.2%
Net income allocable to common shareholders	117,536	885	12,649	17,266
Weighted average basic shares outstanding	31,782,786	31,766,753	31,772,136	31,766,753
Basic income per common share	$-	$-	$-	$-

Dilutive earnings per common share:
Net income allocable to common shareholders	117,536	885	12,649	17,266
Add: undistributed earnings allocated to participating securities	948	7	102	139
Numerator for diluted earnings per common share	118,484	892	12,751	17,405

Weighted average shares outstanding - basic	31,782,786	31,766,753	31,772,136	31,766,753
Diluted effect:
Stock options	-	-	-	-
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000	255,000	255,000
Weighted average dilutive shares outstanding	35,345,085	35,329,052	35,334,435	35,329,052
Dilutive income per common share	$-	$-	$-	$-

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Weighted average participating common shares	31,782,786	31,766,753	31,772,136	31,766,753
Denominator:
Weighted average participating common shares	31,782,786	31,766,753	31,772,136	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000	255,000	255,000
Weighted average participating shares	32,037,786	32,021,753	32,027,136	32,021,753
Portion allocable to common shareholders	99.2%	99.2%	99.2%	99.2%

As of September 30, 2012 and 2011, there were 690,000 shares issuable upon exercise of options and 186,000 unvested restricted shares excluded from the computation of dilutive earnings per share due to their anti-dilutive effect.

Mikros Systems Corporation
Notes to Condensed Financial Statements
(unaudited)

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $81,000 and $1,600 during the nine months ended September 30, 2012 and 2011, respectively.  The change in deferred tax assets is attributable to the change in the valuation allowance based on the Company’s forecasts of future earnings from operations.

Note 6 – Share Based Compensation

During the three and nine months ended September 30, 2012, the Company did not issue any stock options.   The Company recognized stock-based compensation expense of $7,837 and $8,799 for the three months ended September 30, 2012 and 2011, respectively.  The Company recognized stock-based compensation expense of $23,512 and $19,812 for the nine months ended September 30, 2012 and 2011, respectively.   As of September 30, 2012, there were 690,000 outstanding options, of which 478,000 were exercisable.  As of September 30, 2012, there was $16,726 of unrecognized stock-based compensation expense that will be recognized in future periods.

During the three and nine months ended September 30, 2012, the Company did not issue any shares of restricted stock.   The Company recognized stock-based compensation expense of $1,328 and $0 for the three months ended September 30, 2012 and 2011, respectively.  The Company recognized stock-based compensation expense of $3,946 and $0 for the nine months ended September 30, 2012 and 2011, respectively.   As of September 30, 2012, there was $16,414 of unrecognized stock-based compensation expense that will be recognized in future periods.  There were 186,000 unvested restricted shares of common stock as of September 30, 2012.

Note 7 – Related Party Transactions

Thomas Meaney, the Company’s president and member of the Company’s board of directors, also serves as a director of Ocean Power Technologies, Inc (“OPT”).  Through the third quarter of 2011, the Company was a subcontractor to OPT under a four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Buoy (LEAP) technology.  For the three months ended September 30, 2012 and 2011, the Company recognized revenues of $0 and $6,884 respectively, in connection with the subcontracting agreement with OPT.  For the nine months ended September 30, 2012 and 2011, the Company recognized revenues of $0 and $115,861, respectively.

Under certain SBIR contracts, OPT operates as a subcontractor to the Company.  During the three months ended September 30, 2012 and 2011, the Company incurred subcontractor expenses of $12,731 and $15,001, respectively.  During the nine months ended September 30, 2012 and 2011, the Company incurred subcontractor expenses of $31,588 and $77,508, respectively.

Note 8 – Commitments and Contingencies

In May 2012, the Company renewed its line of credit agreement with Sun National Bank.  The borrowing capacity remained unchanged at $200,000.  The facility matures on May 31, 2013 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum interest rate of 5.25% per annum.  Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of the Company’s assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of September 30, 2012 and December 31 2011, there were no amounts outstanding under the facility.

In August 2012, the Company renewed the lease for its facility at 8076 114th Ave N., Largo, Florida 33777 which supports production of the ADEPT product line and quality assurance, field support, and life cycle management.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline or redirection of the U.S. Defense budget; the termination of any contracts with the U.S. Government; the failure of Congress to avoid “sequestration” under the Budget Control Act of 2011; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; security breaches; competition between us and other companies seeking Small Business Innovative Research (SBIR) grants; competitive pricing pressures; market acceptance of our products under development; delays in the development of products; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Overview

Our primary business is to pursue Small Business Innovative Research (“SBIR”) programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government-funded research and development into products, services, and other business areas of the Company. Since 2002, we have been awarded a number of Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2012 and 2011. The majority of our revenue was generated by sales of Adaptive Diagnostic Electronic Portable Testset (“ADEPT”) units. We believe that we can utilize the intellectual property developed under our various SBIR awards to create proprietary products for both the government and commercial marketplace.

Below is a brief description of certain of the material projects we are working on at this time.

(ADEPT®)

Originally designated as the Multiple Function Distributed Test and Analysis Tool, the ADEPT began as an SBIR investigation in 2002. Additional ADEPT development was completed through a series of SBIR grants and contracts. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness. ADEPT represents an  approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

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

In September 2010 and July 2011, we were awarded significant task orders under the IDIQ contract. For the nine months ended September 30, 2012 and 2011, we realized revenues of $2,246,764 and $2,187,997, respectively, related to the ADEPT production orders received.  We expect additional delivery orders during the remaining term of the contract. It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

In April, June, and July 2012, we received commitments of $385,000 $852,000 and $88,000, respectively, under the ADEPT contract to provide additional engineering and logistics support. In August and September 2012, we received new task orders under the ADEPT contract to produce and deliver 35 ADEPT units.

Wireless Local Area Network

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

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods. The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the majority of our revenue during the first three quarters of 2012, and expected revenue over the next three months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

Outlook

Our strategy for continued growth is three-fold. First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT, with broad appeal in both the government and commercial marketplace. This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular phone service providers and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products such as ADEPT, we will develop key relationships with prime defense system contractors. Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As of September 30, 2012, there have been no changes to such critical accounting policies and estimates.

Results of Operations

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, recoverability of long-lived assets, warranties, income taxes and commitments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in the notes to our condensed financial statements included herein are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Three Months Ended September 30, 2012 and 2011

We generated revenues of $1,124,211 during the three months ended September 30, 2012 compared to $1,098,430 during the three months ended September 30, 2011, an increase of $25,781, or 2%.  The increase is primarily due to the receipt of additional task orders for ADEPT units in August and September of 2012.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs. Cost of revenues for the three months ended September 30, 2012 was $662,812 compared to $641,865 for the three months ended September 30, 2011, an increase of $20,947 or 3%. The increase is primarily due to the receipt of additional task orders for ADEPT units in August and September of 2012, offset by the reversal of warranty expense recorded in prior periods.  Our estimates for future warranty costs are largely based on our historical experience of material usage and service delivery costs incurred in correcting product failures related to ADEPT units.   Since the inception of the IDIQ contract in March 2010, we have delivered 81 ADEPT units.  As of September 30, 2012, we have 38 ADEPT units that we continue to provide limited warranty coverage.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended September 30, 2012 were $174,203 compared to $211,977 for the three months ended September 30, 2011, a decrease of $37,774, or 18%. The decrease is primarily attributable to the anticipated reductions in bonuses for 2012 and other fringe benefits that were offset by increases in time and travel costs related to product enhancements.

General and administrative expenses consist primarily of salary, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the three months ended September 30, 2012 were $251,712 compared to $247,796 for the three months ended September 30, 2011, an increase of $3,916 or 2%.  The increase was primarily attributable to an increased effort to obtain more government contracts as well as new task orders under our current programs with the Federal government offset by anticipated reductions in bonuses and related incentive compensation.

At September 30, 2012, we estimate our annual effective tax rate for 2012 to be 74.6% exclusive of discrete items. We are recognizing a tax benefit of $83,000 for the three months ended September 30, 2012 primarily due to the state tax benefit attributable to the loss generated in the quarter and changes in the valuation allowance established for net deferred tax assets. At September 30, 2012, the difference from the expected federal income tax rate is attributable to certain permanent book-tax differences, state income taxes and changes in the valuation allowance established for net deferred tax assets.

We reported a net income of $118,484 during the three months ended September 30, 2012 as compared to a net income $892 during the three months ended September 30, 2011.  The increase was primarily attributable to a decrease in the valuation allowance for deferred tax assets the reversal of warranty expense recorded in prior periods, and the receipt of new task orders for ADEPT units in August and September 2012.  Our forecasting of future earnings resulted in the decrease to our valuation allowance.

Nine Months Ended September 30, 2012 and 2011

We generated revenues of $2,362,703 during the nine months ended September 30, 2012 compared to $3,057,406 during the nine months ended September 30, 2011, a decrease of $694,703, or 23%. The decrease was primarily attributable to the delay in receiving additional task orders to produce ADEPT units and related developments and the completion of our role in the LEAP program and SBIR Phase II contract, and other projects that were completed in 2011.

Cost of revenues consist of direct contract costs such as labor, material, subcontracts, travel, and other direct costs. Cost of revenues for the nine months ended September 30, 2012 was $1,119,994 compared to $1,639,322 for the nine months ended September 30, 2011, a decrease of $519,328, or 32%. The decrease was primarily attributable to the reversal of warranty expense recorded in prior periods and the delay in receiving additional task orders to produce ADEPT units and related developments and the completion of our role in the LEAP program and SBIR Phase II contract, and other projects that were completed in 2011.  We completed production and delivery of ADEPT units in May 2012 and did not receive new task orders for ADEPT units until August 2012.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the nine months ended September 30, 2012 were $480,956 compared to $621,220 for the nine months ended September 30, 2011, a decrease of $140,264, or 23%. The decrease was primarily attributable to the anticipated reductions in bonuses for 2012 offset by an increase in amortization expense resulting from the discontinuance of certain patents and related technology.

General and administrative expenses consist primarily of salary, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the nine months ended September 30, 2012 were $854,100 compared to $778,875 for the nine months ended September 30, 2011, an increase of $75,225, or 10%.  The increase was primarily attributable to an increased effort to obtain more government contracts as well as new task orders under our current programs with the Federal government offset by anticipated reductions in bonuses and related incentive compensation.

At September 30, 2012, we estimate our annual effective tax rate for 2012 to be 74.6% exclusive of discrete items. We are recognizing a tax benefit of $105,000 for the nine months ended September 30, 2012 primarily due to the state tax benefit attributable to the loss generated in the period and changes in the valuation allowance established for net deferred tax assets. At September 30, 2012, the difference from the expected federal income tax rate is attributable to certain permanent book-tax differences, state income taxes and changes in the valuation allowance established for net deferred tax assets.

We reported net income of $12,751 during the nine months ended September 30, 2012 as compared to net income of $17,405 during the nine months ended September 30, 2011.  The decrease was primarily attributable to the completion of production and development under our IDIQ, SBIR, and subcontracting arrangements and a delay in the award of additional task orders to produce ADEPT units.  These decreases were offset by the reversal of warranty expense recorded in prior periods and the decease in our valuation allowance for our deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2012, net cash used in operations was $90,576 compared to net cash provided by operations of $223,999 during the nine months ended September 30, 2011. The decrease was due primarily to the completion of outstanding task orders under our IDIQ contract and a delay in the award of additional task orders in August and September 2012.  We had working capital of $1,083,576 as of September 30, 2012 as compared to working capital of $1,117,740 at December 31, 2011.

During the nine months ended September 30, 2012, net cash used in investing activities was $1,102 compared to $2,428 during the nine months ended September 30, 2011.  The decrease was due to fewer capital expenditures.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our President, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our President concluded that as of September 30, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

November 14, 2012	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)