Form 10-K
period 2012-12-31
MIKROS SYSTEMS CORP
filed 2013-04-01
CIK 317340

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter,  based on the last sales price of the issuer’s common stock as reported by Nasdaq was $2,240,817  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 28, 2013, 32,011,753 shares of the registrant's common stock were outstanding.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to:  changes in business conditions, continuation of the federal automatic sequestration cuts, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  We do not undertake to update our forward-looking statements.

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

History of the Company

Founded in Albany, New York, Mikros was formed to leverage the microprocessor advancements coming out of the nearby General Electric Research and Development Center into state-of-the-art digital signal processing applications for the defense industry.  We specialized in developing technology and products advancing the state of military RF (radio frequency or wireless) data communications.  Through several U.S. Small Business Innovation Research (“SBIR”) awards in the early 1990s, we developed and fielded the AN/USQ-120 Multi-Frequency Link-11 Data Terminal Set still in use today by the U.S. Navy.

In the mid-1990s, we began shifting our core business away from military communication applications to the rapidly expanding commercial wireless communications arena.  Our advanced Digital Signal Processing (“DSP”) technology base and core competencies enabled us to develop unique, proprietary technology, high-speed data broadcasting techniques utilizing the commercial AM and FM radio spectrum.  In 1998, we sold our military communications business to an unrelated third party.

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

Key benefits of ADEPT include:

•	Distance support capability enabling remote (shore-based) system support by subject matter experts and fleet-wide system analysis;

•	Reduction in the amount of electronic test equipment required for organizational level support; and

•	Modularity and programmability to overcome obsolescence issues encountered with current test equipment and support capability enhancements in future systems.

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

An initial delivery order for 27 ADEPT units valued at $2,300,000 was awarded on March 22, 2010.  In September 2010, we were awarded a new production order from the U.S. Navy to build additional ADEPT equipment for deployment on U.S. Aegis Cruisers and Destroyers, as well as the Navy’s new Littoral Combat Ship (“LCS”).  Under this order, we delivered an additional 18 ADEPT units and upgraded to the Low-Rate Initial Production Units (“LRIP”) manufactured under previous contracts. Some of the funding associated with this award allowed our engineers to enhance the distance support capabilities of ADEPT and incorporate new design features to enable ADEPT to be used on other U.S. Navy systems.  In July 2011, we received $3.1 million in orders to produce and deliver an additional 36 ADEPT units and related support services, and in September 2011 we received a $2.1 million delivery order from the U.S. Navy for additional research, development, and support of ADEPT units. Finally, in April, June, and July 2012, we received commitments of $385,000 $852,000 and $88,000, respectively, under the IDIQ to provide additional engineering and logistics support, and in August and September 2012, we received new task orders to produce and deliver 35 ADEPT units.

As of December 31, 2012, we have delivered a total of 99 ADEPT units under the IDIQ contract.  During the first quarter of 2013, we have delivered 15 additional units and there are 2 remaining units to be delivered. During the years ended December 31, 2012 and 2011, we realized revenues of $4.6 million and $4.2 million, respectively, related to the ADEPT production orders.  We expect to receive task orders for additional ADEPT Units under the IDIQ in 2013.

Wireless Local Area Network Systems

Since June 2004, we have been working with the Office of Naval Research regarding emerging Wireless Local Area Network systems (“WLANs”) and DoD radar systems to, among other things, evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques.  We continue to perform contracts in connection with this project and have worked closely with engineers from the Naval Air Warfare Center, Weapons Division (“NAWCWD”).  The technical objective of this effort is to develop simulation models that can be used to predict the performance of data links in a jamming environment.

Additional Contracts and Recent Developments

In April 2010, we were awarded a $250,000 subcontract with a defense prime contractor to perform design of shipboard wireless networks for a new U.S. Navy communications program.   In January 2013, we were awarded an additional $185,000 under this subcontracting agreement.

 In July 2010, we received a $750,000 SBIR Phase II contract from the Naval Sea Systems Command for development of a “Wave Energy MicroBuoy” to be used as an at-sea platform for a communications relay or network gateway.   Ocean Power Technologies, Inc., (“OPT”), serves as a key team member in the pursuit of the contract, is a major subcontractor and applies the power take off devices that converts ocean waves to electrical power.  During 2011, we worked with OPT in the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  The main objective of the SBIR Phase II Program is the development and testing of a prototype MicroBuoy and demonstration of a persistent power level specified for the Navy system.  In July 2012, we received our final incremental funding under the SBIR Phase II contract.

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

In 2013, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational perspective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program, which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors, as well as developing potential commercial applications.

Competition

The SBIR arena is highly competitive and we compete against numerous small businesses for SBIR awards.  In our general business area of electronic defense systems and products, we also compete against many larger companies which have greater financial and human resources.   We believe that the primary competitive factors in obtaining SBIR contracts are technical expertise, prior relevant experience, and cost.  Our history of completing projects in a timely and efficient manner and the experience of our management and technical personnel enables us to compete for future SBIR grants.

Intellectual Property

We have two patents covering digital signal processing technology and our base scheme of implementing Link-11.  During 2012, we discontinued the use of certain technology and the related patent.  We have also developed and continue to develop intellectual property (technology and data) under our SBIR contracts. Our request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is now a registered trademark.

Under SBIR data rights, we are protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.

Customer Concentration and Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts for the Federal government.  Approximately 96% and 78% of our revenues in 2012 and 2011, respectively, were realized in connection with task orders issued under our IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units.  Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology primarily for military applications.  All of our research and development costs in 2012 and 2011 were for the benefit of our customers, agencies of the Federal government.  The customer-sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed.  In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  Our backlog consists of future ADEPT units to be developed and delivered to the Federal government and continued development and testing of a prototype under our SBIR agreement.  At December 31, 2012, our backlog was $957,494.   As of March 15, 2013, we had delivered 15 ADEPT units included in our backlog.

Employees

As of December 31, 2012, we had 11 full-time employees, of which 7 work at our Fort Washington, Pennsylvania, Research & Development Center, 2 work at our Princeton, New Jersey corporate headquarters and 2 work at our Largo, Florida production support office.  None of the employees belong to a labor union.  We believe relations with our employees are good.   We also use the services of subcontractors and consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”). The BCA imposed spending caps and discretionary spending cuts to the DoD budget. The BCA also triggered an automatic sequestration process, which was originally scheduled to become effective on January 2, 2013, that imposes additional budget cuts to U.S. national security accounts of approximately $490 billion for FY 2013 to FY 2021 and other U.S. Government budget cuts of another $500 billion to discretionary non-national security accounts. The national security spending cuts from sequestration are expected to mostly reduce DoD budgets by equally cutting funding for all DoD budget line items. The American Taxpayer Relief Act, enacted on January 2, 2013, delayed the implementation of the BCA sequestration cuts to March 1, 2013, and reduced the sequester cut to the FY 2013 DoD budget.

The declining DoD budgets may reduce funding for some of our programs and generally will have a negative impact on our sales, results of operations and cash flows.

In addition, if the existing statutory limit on the amount of permissible federal debt is not raised by May 19, 2013, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S Government is unable to make timely payments. Furthermore, such limits could also potentially delay program/contract start dates in an effort to curb obligations until all debt negotiations are complete or the U.S. Government may issue a stop work order and later order the work to resume or may terminate the contract altogether. Any of these events would likely result in a material adverse effect on our financial position, results of operations and cash flows.

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

We may experience variability in our quarterly operating results.  Our revenue, gross margin, operating income and net income may vary from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

•	market acceptance of our new products;

•	budgetary constraints of the Federal government;

•	new product and service introductions by us or our competitors;

•	ability to earn new task orders and contract awards as others expire;

•	market factors affecting the availability or costs of qualified technical personnel;

•	timing and customer acceptance of our new product and service offerings;

•	length of sales cycle; and

•	industry and general economic conditions.

Any failure by us to continue to generate task orders or fulfill our obligations under this contract would have a material adverse effect on our financial condition and results of operation.   In March 2010, we were awarded an IDIQ contract for the production, engineering and logistics support for our ADEPT product.  This IDIQ contract is for a term of five years and provides for the purchase and sale of up to $26,000,000 of ADEPT units and related support.  Sales under this contract accounted for approximately 96% of our revenues in 2012.  We are substantially dependent upon generating continued task orders under this IDIQ contract.  Any reduction in task orders or any failure by us to fulfill our contractual obligations under this IDIQ contract would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel.   Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Vice President of Engineering, Marc Dalby, Vice President of Business Development and Operations, and Henry Silcock, Chief Technology Officer.  We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff, which are in high demand in our industry.  The loss of services of any key executive, or our inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

Our industry is highly competitive.  High technology applications such as those being developed by us often require large investments of both money and talent.  Many large entities with greater financial, technical and human resources than us are currently investing heavily in products and services that compete directly with our services and underlying products. There is no assurance that our offerings can be successfully marketed against such competition.  In addition, being first in the market with new high technology is a critical factor in our success in the market. There is no assurance that we will be able to introduce new offerings to the market before any of our competitors.  As the markets in which we compete are mature and new and existing companies compete for customers, price competition is likely to intensify, and such price competition could adversely affect our results of operations.

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

Our common stock is considered “penny stock” and is subject to the penny stock rules.  Our common stock currently trades over-the-counter on the OTCQB.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to Securities and Exchange Commission rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Our share ownership is highly concentrated.  Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 31.5% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.  In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

We have adopted certain anti-takeover provisions.  We are authorized to issue 4,040,000 shares of preferred stock, which may be issued by our board of directors on such terms, and with such rights, preferences and designations as the board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company.  The existing 2,052,433 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control.  In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law (the “DGCL”), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

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

We lease a facility at 8076 114th Ave N., Largo, Florida 33777 which supports production of our ADEPT product line and quality assurance, field support, and life cycle management.  We renewed our month-to-month lease in February 2013, which continues on a month-to-month basis through August 28, 2013.

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

	Bid
	High	Low
2012
First Quarter	$0.12	$0.05
Second Quarter	0.14	0.06
Third Quarter	0.08	0.02
Fourth Quarter	0.08	0.03

2011
First Quarter	$0.18	$0.13
Second Quarter	0.16	0.11
Third Quarter	0.12	0.07
Fourth Quarter	0.09	0.05

The last price of our common stock as reported on the OTCQB as of March 28, 2013 was $0.07 per share.

Dividends

We have never paid cash dividends on our common stock.   Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition, and capital requirements.  Our secured loan agreement with Sun National Bank prohibits us from paying any dividends on our common stock.  Certain provisions of our convertible preferred stock also prohibit us from declaring or paying dividends on our common stock.  The declaration and payment of dividends on our common stock is subject to the discretion of our board of directors and limitations imposed under applicable Delaware law.  We do not anticipate paying dividends in the foreseeable future.

Holders

As of March 28, 2013, we had 392 holders of record of our common stock.

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

Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2012 and 2011.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

On March 19, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support.   For the years ended December 31, 2012 and 2011, we realized revenues of $4.6 million and $4.2 million, respectively, related to the ADEPT production orders.  We expect additional delivery orders during the remaining term of the contract.  It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

In April 2010, we were awarded a $250,000 subcontract with a major defense prime contractor to perform design of shipboard wireless networks for a new U.S. Navy communications program.  In January, 2013, we were awarded an additional $185,000 under this subcontract to continue our design of shipboard wireless networks.

Since 2010, we have been working with the Naval Sea Systems Command for development of a “Wave Energy MicroBuoy” to be used as an at-sea platform for a communications relay or network gateway.  During 2012 and 2011, we worked on the design and development of a miniaturized, self-powered ocean buoy which can be deployed at sea for extended periods to support various on-board payload packages, such as network communications nodes.  The main objective of the SBIR Phase II Program is the development and testing of a prototype MicroBuoy and demonstration of a persistent power level specified for the Navy system.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue in 2012, and expected revenue over the next twelve months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

In 2013, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors as well as developing potential commercial applications.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, warranty costs, recoverability of long-lived assets, income taxes, stock-based compensation, backlog and commitments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements.   Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2012 and 2011, there were no advanced billings or unbilled revenue.

Accounts Receivable

Accounts receivable from government contracts are stated at outstanding balances.  When necessary, an allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the Federal government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2012 and 2011.

Warranty Expense

We provide a limited warranty, as defined by the related warranty agreements, for our production units.  Our warranties require us to repair or replace defective products during such warranty period.  We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.  We incurred warranty expense, which is a component of our cost of sales, of $(7,900) and $36,400 for the years ended December 31, 2012 and 2011, respectively.  The warranty expense is attributable to the units produced and sold under the IDIQ contract.  We had an accrued warranty expense of $69,655 and $86,400 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   During 2012, we utilized federal net operating loss carryforwards of $298,382 and $40,574 of net operating loss carryforwards expired for purposes of our tax provision. The valuation allowance associated with the related deferred tax assets was decreased by approximately $108,565 and $253,081 in 2012 and 2011, respectively.  The reductions to our valuation allowance were attributable to our new contracts and continued profitability on existing contracts.

Share-based Compensation

We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. There were no stock options issued for the year ended December 31, 2012.  We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.  Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (ASU 2011-04).  The amendments in this ASU are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This ASU is to be applied on a prospective basis for interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  We adopted the provision of ASU 2011-04 and it did not impact our financial statements or results of operations.

Results of Operations

Years ended December 31, 2012 and 2011

Total contract revenues were $4,825,068 in 2012 compared to $5,347,564 in 2011, a decrease of $522,496, or 10%. The decrease was primarily due to the delay in receiving additional ADEPT orders under the IDIQ contract in 2012.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs.   Costs of sales were $2,690,510 in 2012 compared to $3,213,476 in 2011, a decrease of $522,966, or approximately 16%.  The decrease was primarily due to the delay in receiving additional ADEPT orders under the IDIQ contract in 2012 and a reduction in our warranty expense due to expiration of warranty coverage for previously issued units outpacing   shipped and delivered units in 2012.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs remained constant at $747,084 in 2012 compared to $757,307 in 2011.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative expenses remained constant at $1,133,788 in 2012 compared to $1,134,667 in 2011.

The provision for income taxes was $26,675 in 2012 compared to $73,325 in 2011, representing an effective income tax rate of 10.5%, and 30.2%, respectively.  The decrease in the effective federal income tax rate is attributable to the continued utilization of federal net operating loss carry forwards and the reduction of our valuation allowance for our deferred tax asset.  These decreases were offset by increases in income from operations.

We generated net income of $227,109 in 2012 as compared to $169,619 in 2011, an increase of $57,490 or 34%.  The increase in net income is primarily attributable to the reduction of our valuation allowance due to the utilization of federal net operating carry forwards as well as the reduction in our warranty expense for expiration of warranty coverage for previously issued units outpacing shipped and delivered units in 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2012, we had cash and cash equivalents of $887,140 and net working capital of $1,379,678.  During the year ended December 31, 2012, net cash used in operating activities was $73,070 compared to net cash provided by operating activities of $327,878 in 2011.  The decrease was attributable to a delay in receiving additional orders under our ADEPT program in 2012.  Due to the delay, accounts payable and accrued expenses decreased more than accounts receivable.

During the year ended December 31, 2012, net cash used in investment activities remained relatively constant at $3,346 as compared to $2,428 in 2011.

In August 2012, we renewed our line of credit agreement.  The facility matures on August 13, 2013 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum annual interest rate of 5.25%. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of the date of this report, there are no amounts outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our president, who serves as our Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our president concluded that as of December 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ) that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company

Paul G. Casner	75	Chairman of the Board of Directors

Thomas C. Lynch	70	Director

Thomas J. Meaney	78	President, Chief Executive Officer, Chief Financial Officer, and Director

Tom L. Schaffnit	66	Director

Walter T. Bristow	55	Vice President of Engineering

Henry Silcock	60	Chief Technology Officer

Marc Dalby	48	Vice President, Business Development and Operations

Patricia A. Kapp	46	Secretary and Treasurer

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

Paul G. Casner, Jr. has been a director since May 2002 and was elected Chairman of the Board in October 2009. Since 2008, he has served as a director and as the Chief Executive Officer of Atair Aerospace, Inc., an aerospace defense contractor located in Brooklyn, New York    From 2005 to July 2011, Mr. Casner was the CEO and President of Integral Systems,  Inc., a defense contractor based in Columbia, Maryland.  Mr. Casner has over forty years of defense industry experience, holding several senior positions in business management, technical management, strategic planning and business development including serving as the President of the Electronic Systems Group of DRS Technologies. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. As a result of these and other professional experiences, Mr. Casner possesses particular knowledge and experience in business development, technology development, and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas C. Lynch has been a director since February 1997.  Mr. Lynch has served as a Managing Director of The Musser Group since 2007 and as a Consultant for Jones Lang LaSalle, formerly The Staubach Company, since 2001.  Prior to this, Mr. Lynch held senior management positions with Safeguard Scientifics, Inc. and CompuCom Systems, Inc, a Safeguard subsidiary.  Mr. Lynch, a retired Navy Admiral, serves as a director on the following boards: Armed Forces Benefit Association, Buckeye Insurance Company, XOS Digital, and PRWT Services, Inc.   He currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation, New Day USA (a mortgage lending company focused on servicing active and veteran military members) and he also serves as the President of the Union League Club of Philadelphia.  As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, board practices of other organizations, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas J. Meaney has been a director since July 1986.  He has served as President of the Company since 1998.  Mr. Meaney has over forty years of executive management experience, including holding senior positions at Robotic Vision Systems Incorporated, a manufacturer of robotic vision systems and  Norden Systems, a division of United Technologies Corporation.  Mr. Meaney presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania.  As a result of these and other professional experiences, Mr. Meaney possesses particular knowledge and experience in management, manufacturing, the defense industry, and board practices of other corporations that strengthen the Board’s collective qualifications, skills, and experience

Tom L. Schaffnit has been a director since June 2000.  Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in vehicle safety communications, automotive telematics, and wireless data communications.  Mr. Schaffnit is actively involved in the evolution of wireless technologies and standards. He is currently active in the Connected Vehicle Program, which is developing vehicle-to-vehicle and vehicle-to-infrastructure wireless communications to prevent crashes.  He currently serves as President of the Vehicle Infrastructure Integration Consortium, a consortium of nine major automobile manufacturers focusing on policy issues related to the deployment of Connected Vehicle safety systems. As a result of these and other professional experiences, Mr. Schaffnit possesses particular knowledge and experience in technology development and management that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

The principal occupation and business experience, for at least the past five years, of each current executive officer is as follows:

Walter T. Bristow has been Vice President of Engineering since August 2007 and served as our Director of Engineering from October 2003 to October 2007.  Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, and a hardware engineer with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment.

Marc Dalby has been with the Company since November 2007 serving as Vice President, Business Development and Operations since 2009. From 2006 until November 2007, Mr. Dalby served as Vice President of Business Systems and Strategy for London Bridge Trading Company, a defense industry manufacturing firm. From 2005 until 2006, Mr. Dalby was Vice President, Contracts and Sales Channel Development for ADS, Inc., a distribution and logistics management firm specializing in military special operations. He has held other senior-level program management and business development positions in both technology and services-oriented organizations, including DRS Technologies, Inc.

Henry Silcock has been Chief Technology Officer since February 2009, and was a Senior Staff Engineer from 2003 until 2009.  Mr. Silcock has more than thirty years of experience and has been lead engineer on a number of successful R&D programs, including frequency-diversity modems for tactical radio networks, telemetry networks for ocean-going buoys, and digital voice pager design and development. He also has experience in network and system simulation, software and microprocessor architecture, custom VSLI development, DSP and real-time systems.

Patricia A. Kapp has been Corporate Secretary since April 1996.  In September 1998, Ms. Kapp was also named Treasurer.  Ms. Kapp has served in various capacities with the Company since 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC.  All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons, except that Mr. Silcock did not timely file a Form 4.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Total ($)

Thomas J. Meaney	2012	180,180	16,000	-	196,180
President, Chief Executive Officer, and Chief Financial Officer	2011	180,180	50,000	-	230,180

Walter T. Bristow	2012	148,002	12,000	-	160,002
Vice President of Engineering	2011	143,437	20,000	2,250	165,687

Marc C. Dalby	2012	144,692	15,000	-	159,692
Vice President,	2011	143,437	20,000	2,250	165,687
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options and restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2012:

	OPTION AWARDS					STOCK AWARDS

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Thomas J. Meaney	25,000	-	(2)	0.55	10/2/2017	-		-

Walter T. Bristow	50,000	-	(3)	0.55	10/2/2017	20,000	(4)	1,000
	24,000	16,000	(5)	0.20	7/12/2019

Marc. C. Dalby	8,000	2,000	(6)	0.62	3/16/2018	20,000	(4)	1,000
	24,000	16,000	(5)	0.20	7/12/2019

(1)	Market value at December 31, 2012, based on closing market price of our common stock on December 31, 2012 of $0.05 per share.

(2)	The stock options were granted on October 3, 2007 and vested in equal annual installments over a three year period commencing on the date of grant.

(3)	The stock options were granted on October 3, 2007 and vested in equal annual installments over a five year period commencing on the date of grant.

(4)
Represents the unvested portion of a restricted stock award consisting of 25,000 shares of common stock granted on September 6, 2011, which vests in five equal annual installments beginning on September 6, 2012 and is fully vested on September 6, 2016.

(5)	The stock options were granted on July 13, 2009 and vest in equal annual installments over a five year period commencing on the date of grant.

(6)	The stock options were granted on March 17, 2008 and vest in equal annual installments over a five year period commencing on the date of grant.

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

On October 3, 2007, we issued options to Messrs. Meaney, and Bristow under the 2007 Stock Incentive Plan to purchase 25,000 and 50,000 shares of common stock, respectively, at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. Mr. Meaney’s options vest in three equal annual installments and terminate ten years from the date of grant.   Mr. Bristow’s options vest in five equal annual installments and terminate ten years from the date of grant.

On December 19, 2007, we revised our arrangement with Mr. Meaney, who apportions his professional time between us and his consulting firm which provides services to various defense contractors.   Mr. Meaney historically devoted approximately 50% of his professional time to us.  In light of the resignation of our Executive Vice President on September 1, 2007, and the importance of Mr. Meaney to both our operations and continued growth, Mr. Meaney has been required to and is expected to continue to devote substantial additional time and attention to the Company.  In recognition of the forgoing, since January 1, 2008, Mr. Meaney has devoted approximately 75% of his professional time to us and his annual base compensation was increased from approximately $105,000 in 2007 to approximately $160,000 in 2008.  His base salary is currently $180,000.  Mr. Meaney has, and is expected to continue to devote approximately 75% of his professional time to us.

On March 17, 2008, we issued to Mr. Dalby an option to purchase 10,000 shares of common stock at an exercise price of $0.62 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant.  The option vests in five equal annual installments and terminates ten years from the date of grant.

On July 13, 2009, we issued to Mr. Bristow under the 2007 Stock Incentive Plan options to purchase 40,000 shares of common stock at an exercise price of $0.20 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant.  The options vest in five equal annual installments and terminate ten years from the date of grant.

The options issued to Messrs. Meaney and Bristow were issued under our 2007 Stock Incentive Plan, which provides for certain benefits upon a change in control of the Company.  Specifically, upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.

On September 6, 2011, we granted to Messrs. Bristow and Dalby restricted stock awards consisting of 25,000 shares of common stock. The awards vest in five equal annual installments beginning on September 6, 2012 and will be fully vested on September 6, 2016.

For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, please see “2007 Stock Incentive Plan” in Item 12 below.

Based primarily on the overall financial performance of the Company, including the award of the ADEPT IDIQ contract in 2010, and increases in revenue, net income and cash flow over the past two years, we awarded discretionary cash bonuses to our officers in 2012 and 2011.  We believe these bonuses are necessary to motivate and retain our key officers.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2012 for those persons who served as members of our board of directors during 2012:

Name(1)	Fees earned or paid in cash ($)(2)	Total ($)

Paul G Casner(2)	16,000	16,000

Thomas C. Lynch(2)	16,000	16,000

Tom L. Schaffnit(2)	16,000	16,000

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our board of directors in 2012.

(2)
As of December 31, 2012, Messrs. Schaffnit, Casner, and Lynch each owned options to purchase 25,000 and 20,000 shares of our common stock, respectively, at exercise prices of $0.55 and $0.20 per share, respectively.

Narrative Disclosure To Director Compensation Table

We pay an annual fee of $16,000 to each of our non-employee directors.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.

On October 3, 2007, we issued options to each member of our board of directors under the 2007 Stock Incentive Plan to purchase 25,000 shares of common stock at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. On July 13, 2009, we issued options to certain members of our board of directors under the 2007 Stock Incentive Plan to purchase 20,000 shares of common stock at an exercise price of $0.20 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. The options vest in three equal annual installments and terminate ten years from the date of grant.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, see “2007 Stock Incentive Plan” in Item 12 below.

On September 6, 2011, we granted to Messrs. Schaffnit, Casner and Lynch restricted stock awards consisting of 25,000 shares of common stock. The awards vest in three equal annual installments beginning on September 6, 2012 and will be fully vested on September 6, 2014.

For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, see “2007 Stock Incentive Plan” in Item 12 below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March 28, 2013 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class

5% Beneficial Owners:
US Small Business Administration 409 Third Street N.W. Washington, DC 20416	2,920,050	(2)	9.1%

Directors and Executive Officers:
Walter T. Bristow	112,000	(3)	*

Paul G. Casner	438,399	(4)	1.4%

Patricia A. Kapp	219,000	(3)	*

Thomas C. Lynch	422,399	(4)	1.3%

Thomas J. Meaney	5,536,842	(5)	17.3%

Tom L. Schaffnit	781,457	(4)	2.4%

Henry Silcock	48,000	(6)	*

Marc Dalby	20,000	(7)	*

All Current Directors and Officers as a Group (eight persons)	7,522,097		22.4%

*Less than 1%

(1) The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 28, 2013 upon the exercise or conversion of any options, warrants or other convertible securities.  This table has been prepared based on 32,011,753 shares of common stock outstanding on March 28, 2013.  Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3) Includes 74,000 shares issuable upon exercise of options. Also includes 25,000 shares of restricted common stock which vest in three equal annual installments.  Does not include 16,000 shares issuable upon exercise of options subject to vesting.

(4) Includes 45,000 shares issuable upon exercise of options.  Also includes 25,000 shares of restricted common stock which vest in three equal annual installments.

(5) Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock, and 25,000 shares issuable upon exercise of options.

(6) Consists of 64,000 shares issuable upon exercise of options.  Also includes 25,000 shares of restricted common stock which vest in five equal annual installments.  Does not include 16,000 shares issuable upon exercise of options subject to vesting.

(7) Consists of 32,000 shares issuable upon exercise of options.  Also includes 25,000 shares of restricted common stock which vest in five equal annual installments.  Does not include 18,000 shares issuable upon exercise of options subject to vesting.

Convertible Preferred Stock

The following table sets forth certain information, as of March 28, 2013, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent Of Class

5% Beneficial Owners:

US Small Business Administration 409 Third Street N.W. Washington, DC 20416	202,500	79.4%

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	50,000	19.6%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (eight persons)	50,000	19.6%

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 255,000 shares of convertible preferred stock outstanding on March 28, 2013.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 28, 2013, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

5% Beneficial Owners:

The Mercantile & General Reinsurance Company, PLC Moorfields House Moorfields London EC2Y 9AL	91,342	8.3%

US Small Business Administration 409 Third Street N.W. Washington, DC 20416	231,961	21.0%

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Thomas C. Lynch	--	--

Patricia A. Kapp	--	--

Thomas J. Meaney	649,925	59.0%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (eight persons)	649,925	59.0%

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 1,102,433 shares of Series B Convertible Preferred Stock outstanding on March 28, 2013.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 28, 2013, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	5,000	100.0%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (eight persons)	5,000	100.0%

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 5,000 shares of Redeemable Series C Preferred Stock outstanding on March 28, 2013.

Series D Preferred Stock

The following table sets forth certain information, as of March 28, 2013, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent Of Class

5% Beneficial Owners:

US Small Business Administration 409 Third Street N.W. Washington, DC 20416	138,000	20.0%

Frederick C. Tecce c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	138,000	20.0%

JoAnne E. Burns c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

George W. Taylor c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	138,000	20.0%

Tom L. Schaffnit	--	--

Henry Silcock	--	--

Marc Dalby	--	--

All Current Directors and Officers as a Group (eight persons)	138,000	20.0%

(1)
Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 690,000 shares of Series D Preferred Stock outstanding on March 28, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2012:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category
Equity compensation plans not approved by security holders	690,000	$0.39861	2,050,000
Total	690,000	$0.39861	2,050,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Paul Casner, the chairman of our board of directors, also serves as the Executive Chairman and Chief Executive Officer of Atair Aerospace, Inc., a defense contractor located in Brooklyn, New York.  In 2012 upon completion of our competitive bidding process, we entered into a subcontract with Atair to design the chassis component for the ADEPT units.  During the year ended December 31, 2012, we incurred subcontracting service costs from Atair of $188,197.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market, we have determined that Thomas  C. Lynch and Tom L. Schaffnit are independent.

With regard to our Audit Committee, the board of directors has determined that Messrs. Lynch and Schaffnit (Chair), who constitute a majority of the members of the Audit Committee, are independent with respect to the independence criteria for Audit Committee members set forth in Rule 5605(c)(2) of the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have engaged ParenteBeard LLC for the audits of our financial statements for the years ended December 31, 2012 and 2011, respectively, and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q during the years ended December 31, 2012 and 2011 for a fee of $42,333 and $40,444, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2012 and 2011.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2012 and 2011.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2012 and 2011.

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

MIKROS SYSTEMS CORPORATION

Dated: April 1, 2013	By:	/s/ Thomas J. Meaney
Thomas J. Meaney President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	April 1, 2013
Paul G. Casner, Director

/s/ Thomas C. Lynch	April 1, 2013
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	April 1, 2013
Thomas J. Meaney, President, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Tom L. Schaffnit	April 1, 2013
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MIKROS SYSTEMS CORPORATION

We have audited the accompanying balance sheets of Mikros Systems Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC Philadelphia, Pennsylvania April 1, 2013

 MIKROS SYSTEMS CORPORATION
Balance Sheets

	DECEMBER 31, 2012	DECEMBER 31, 2011

Assets
Current assets:
Cash and cash equivalents	$887,140	$963,556
Receivables on government contracts	1,162,423	1,478,103
Prepaid expenses and other current assets	31,888	30,846
Total current assets	2,081,451	2,472,505
Property and equipment
Equipment	40,416	37,070
Furniture & fixtures	9,264	9,264
Less: accumulated depreciation	(42,038)	(35,167)
Property and equipment, net	7,642	11,167
Patents and trademarks	1,383	5,383
Less: accumulated amortization	(897)	(1,775)
Intangible assets, net	486	3,608
Deferred tax assets	23,000	21,000
Total assets	$2,112,579	$2,508,280

See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION
Balance Sheets
 (continued)

	DECEMBER 31, 2012	DECEMBER 31, 2011
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$273,089	$364,148
Accounts payable and accrued expenses	359,029	904,217
Accrued warranty expense	69,655	86,400
Total current liabilities	701,773	1,354,765
Long-term liabilities	15,456	16,708
Total liabilities	717,229	1,371,473

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,011,753 shares and 32,016,753 shares at December 31, 2012 and 2011, respectively	320,118	320,168
Capital in excess of par value	11,606,920	11,575,436
Accumulated deficit	(10,632,612)	(10,859,721)
Total shareholders' equity	1,314,900	1,056,357
Total liabilities and shareholders' equity	$2,112,579	$2,508,280

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
Statements of Income

	Years Ended December 31,
	2012	2011

Contract revenues	$4,825,068	$5,347,564

Cost of sales	2,690,510	3,213,476

Gross margin	2,134,558	2,134,088

Expenses:
Engineering	747,084	757,307
General and administrative	1,133,788	1,134,667

Total expenses	1,880,872	1,891,974

Income from operations	253,686	242,114

Other income:
Interest	98	830

Net income before income taxes	253,784	242,944

Income tax expense	26,675	73,325

Net income and comprehensive income	$227,109	$169,619

Basic income per common share	$0.01	$0.01

Basic weighted average number of shares outstanding	31,872,617	31,766,753

Diluted income per common share	$0.01	$0.00

Diluted weighted average number of shares outstanding	35,434,916	35,329,052

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION
Statements of Shareholders’ Equity
Years ended December 31, 2012 and 2011

	Preferred Stock Series B $0.01 Par Value		Convertible Preferred Stock $0.01 Par Value		Preferred Stock Series D $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Total
	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value

Balance, December 31, 2010	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	31,766,753	317,668	11,549,587	(11,029,340)	858,389
Stock Compensation	-	-	-	-	-	-	-	-	28,349	-	28,349
Issuance common stock	-	-	-	-	-	-	250,000	2,500	(2,500)	-	-
Net income and comprehensive income	-	-	-	-	-	-	-	-	-	169,619	169,619

Balance, December 31, 2011	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,016,753	$320,168	$11,575,436	$(10,859,721)	$1,056,357

Stock Compensation	-	-	-	-	-	-	-	-	31,434	-	31,434
Forfeiture of common stock	-	-	-	-	-	-	(5,000)	(50)	50	-	-
Net income and comprehensive income	-	-	-	-	-	-	-	-	-	227,109	227,109

Balance, December 31, 2012	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,011,753	$320,118	$11,606,920	$(10,632,612)	$1,314,900

See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION
Statements of Cash Flows

	Years Ended December 31,
	2012	2011

Cash flow from operating activities:
Net income	$227,109	$169,619
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,993	8,569
Deferred tax (benefit) expense	(2,000)	38,000
Share-based compensation expense	31,434	28,349
Net changes in assets and liabilities
Decrease in certificate of deposit, securing line of credit	-	50,000
Decrease (increase) in receivables on government contracts	315,680	(928,987)
(Increase) decrease in prepaid expenses and other current assets	(1,042)	14,438
(Decrease) increase in accrued payroll and payroll taxes	(91,059)	31,325
(Decrease) increase in accounts payable and accrued expenses	(545,188)	866,171
(Decrease) increase in accrued warranty expense	(16,745)	36,400
(Decrease) increase in long-term liabilities	(1,252)	13,994
Net (used in) cash provided by operating activities	(73,070)	327,878
Cash flow from investing activities:
Purchase of property and equipment	(3,346)	(2,428)
Net cash used in investing activities	(3,346)	(2,428)
Net (decrease) increase in cash and cash equivalents	(76,416)	325,450
Cash and cash equivalents, beginning of period	963,556	638,106
Cash and cash equivalents, end of period	$887,140	$963,556

Supplemental cash flows information:
Cash paid during the period for income taxes	$31,000	$27,135

See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION
Notes to Financial Statements

Note 1 – The Company

Mikros Systems Corporation (the “Company”) is an advanced technology company specializing in the research and development of electronic systems technology primarily for military applications.  Classified by the U.S. Department of Defense (“DoD”) as a small business, the Company’s capabilities include technology management, electronic systems engineering and integration, radar systems engineering, combat/command, control, communications, computers and intelligence (“C4I”) systems engineering, and communications engineering.

The Company’s primary business focus is to pursue U.S. Small Business Innovation Research (“SBIR”) programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products, services, and business areas of the Company.  Since 2002, the Company has been awarded several Phase I, II, and III SBIR contracts.

Note 2 – Significant Accounting Policies

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

Concentrations of credit risk

Substantially all of the Company’s revenue is derived from SBIR and IDIQ contracts for the Federal government.  Approximately 96% and 78% of revenues in 2012 and 2011, respectively, were realized in connection with task orders issued under the IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units.  Although the Company’s operations are not subject to any particular government approval or regulations, the Company is dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which the Company competes.

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

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due.  All of our business is conducted with the Federal government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2012 and 2011, respectively.

MIKROS SYSTEMS CORPORATION
Notes to Financial Statements

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of three years. Depreciation expense amounted to $5,548 and $6,908 for the years ended December 31, 2012 and 2011, respectively, and is included in engineering expense.

Furniture and Fixtures are stated at cost.  Depreciation expense is computed using the straight-line method based on estimated useful lives of seven years.  Depreciation expense amounted to $1,323 for each of the years ended December 31, 2012 and 2011, and is included in engineering expense.

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

During the year ended December 31, 2012, the Company discontinued the use of certain technology and related patents.  The Company removed the historical carrying value of these patents of $4,000 from its balance sheet as of December 31, 2012 and immediately recognized $2,933 of unamortized balance as amortization expense for the year ended December 31, 2012.

For each of the years ended December 31, 2012 and 2011, amortization expense amounted to $3,122 and $338, respectively, which related to the cost of the patents and trademarks. These costs are being amortized over their 10 year legal lives.  Amortization expense for 2013 through 2015 will be $138 per year and $71 in 2016.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2012 or 2011.

MIKROS SYSTEMS CORPORATION
Notes to Financial Statements

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog includes future ADEPT units to be developed and delivered to the Federal government.  The estimated value of ADEPT and SBIR program backlog was $957,494 as of December 31, 2012.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2012 and 2011, the Company had no unbilled revenues.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2012 and 2011, the Company had no advanced billings. Under the Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) agreement, the Company delivered 36 units during the year ended December 31, 2012.  As of December 31, 2012, the Company had an additional 17 units to be delivered under the IDIQ that are expected to be delivered in 2013.  The 17 units are a component of the Company’s backlog as of December 31, 2012.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period, which is 12 months following delivery and acceptance of production units by the government.  The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company incurred warranty expenses, which is a component of the Company’s cost of sales of $(7,900) and $36,400 for the years ended December 31, 2012 and 2011, respectively.  Since the inception of the IDIQ contract in March 2010, the Company has delivered 99 ADEPT units.  As of December 31, 2012, there are 54 ADEPT units that remain under the limited warranty coverage.  The Company had an accrued warranty expense of $69,655 and $86,400 for the years ended December 31, 2012 and 2011, respectively.

The following table reflects the reserve for product warranty activity for the years ended December 31:

	2012	2011

Reserve for product warranty, beginning of period	$86,400	$50,000
Provision for product warranty	24,500	36,400
Product warranty expirations	(32,400)	-
Product warranty costs paid	(8,845)	-
Reserve for product warranty, end of period	$69,655	$86,400

MIKROS SYSTEMS CORPORATION
Notes to Financial Statements

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $59,245 and $43,519 for the years ended December 31, 2012 and 2011, respectively.

Share-based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There was no equity compensation awards issued for the year ended December 31, 2012.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of share-based awards.  Expected volatility is based on historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The expected term is estimated consistent with the simplified method, as identified in ASC 718.  In December 2007, the Securities and Exchange Commission (“SEC”) issued guidance that allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under GAAP, for employee stock options. The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, the Company used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. The Company has continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The fair values of options are amortized over the vesting period of the awards utilizing a straight-line method.  The Company used the following assumptions to calculate compensation expense:

	2009	2008

	3 and 5 year options	3 year options	5 year options

Expected Life	6.5	7.5	5.0
Expected volatility	117.2%	122%	122%
Risk-free interest rate	2.94%	2.71%	2.71%

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

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2012 and 2011.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Shares of the Company's Convertible Preferred Stock are considered participating securities since they contain a non-forfeitable right to dividends and distributions with common shareholders.  ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the Company's stock options are not considered to be participating securities. Dividends on common stock were not declared in 2012 or 2011.  ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company during the first quarter of 2009. There was no impact of significance on basic or diluted EPS as a result of the adoption of ASC 260-10-45.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (ASU 2011-04).  The amendments in this ASU are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This ASU is to be applied on a prospective basis for interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  The Company adopted the provision of ASU 2011-04, but such adoption did not have an impact on the financial statements or results of operations.

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
Notes to Financial Statements

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at December 31, 2012 and are included in the liquidation value of $1,518,000.

Note 4 – Income Taxes

The income tax provision is comprised of the following for the years ended December 31:

	2012	2011

Current state tax expense	$28,675	$35,325
Deferred federal tax expense (benefit)	(2,000)	38,000

Income tax expense	$26,675	$73,325

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2012	2011

Federal statutory rate	34.0%	34.0%
State taxes	7.4	9.6
Permanent differences	7.0	7.2
Expiration and utilization of net operating loss carryforwards and reduction of valuation allowance net deferred tax asset	(37.9)	(20.6)
Effective tax rate	10.5%	30.2%

MIKROS SYSTEMS CORPORATION
Notes to Financial Statements

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was enacted.  The Act provides tax relief for businesses by reinstating certain tax benefits and credits retroactively to January 1, 2012.  There are several provisions of the Act that may impact the Company, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act will be recognized in the Company’s provision for income taxes in the first quarter of 2013.

Total available net operating loss carry forwards at December 31, 2012 are reflected in the following schedule:

Year of Expiration	Available for Federal Tax Purposes

2019	306,757
2021	76,872
2022	40,330
2023	106,651
$530,610

During 2012, the Company utilized federal net operating loss carryforwards of $298,382 and $40,574 of net operating loss carry forwards expired for purposes of the Company’s tax provision. The Company’s valuation allowance associated with the related deferred tax assets was decreased by approximately $108,565 and $253,081 in 2012 and 2011, respectively, based on the Company’s new contracts and continued profitability on existing contracts.

 Deferred tax assets consist of the following as of December 31:

	2012	2011

Deferred tax asset:
Fixed assets & Other	$122,148	$113,467
Net operating loss carryforwards	180,407	295,653
Research and development credit	4,802	4,802
Valuation allowance	(284,357)	(392,922)

Net deferred tax asset	$23,000	$21,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers both positive and negative evidence in making this assessment, including the future reversal of existing temporary taxable differences, projected future taxable income, the recent expiration of unused net operating losses and tax planning strategies.  Due to the Company’s inability to project future taxable income over the periods in which the deferred tax assets may become deductible, management does not believe it is more likely than not that the Company will realize the benefits of these deductible differences. As a result, management believes the maintenance of a valuation allowance against a portion of the Company’s net deferred tax assets is required at December 31, 2012.

The Company is not currently under examination by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2009 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2006.

MIKROS SYSTEMS CORPORATION
Notes to Financial Statements

Note 5 – Share-Based Compensation

2007 Stock Incentive Option Plan

In October 2007, March 2008 and July 2009, the Company issued options to purchase 420,000, 10,000 and 345,000 shares, respectively, of the Company’s common stock under the Company’s 2007 Stock Incentive Plan.  The options vested over a five year period and are exercisable at $0.20 to $0.62 per share, the last sales price of the Company’s common stock as reported on the OTCBB on the date of grant.  There were no options issued for the year ended December 31, 2012 and 2011.  A summary of the status of the Company’s 2007 Stock Incentive Plan as of December 31, 2012 and 2011 is presented below.

	2012

	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	690,000	$0.39	6.60
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	-	-
Options outstanding - end of year	690,000	$0.39	5.61
Options exercisable - December 31, 2012	588,000	$0.42	5.46

	2011

	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	735,000	$0.41	7.81
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	(45,000)	0.43
Options outstanding - end of year	690,000	$0.39	6.60
Options exercisable - December 31, 2011	405,020	$0.42	6.41

As of December 31, 2012 and 2011, there were 588,000 and 405,020 options exercisable, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2012 and 2011 under the 2007 Stock Incentive Plan was $0.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2012 and 2011.  The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

There were a total of 102,000 and 284,980 unvested options at December 31, 2012 and 2011, respectively.  The total fair value of unvested options as of December 31, 2012 and 2011 was approximately $19,140 and $72,057, respectively.  For the year ended December 31, 2012 and 2011, the Company recognized share-based compensation expense of $26,159 and $26,659, respectively.  As of December 31, 2012 and 2011, there was approximately $15,839 and $41,998, respectively, of unamortized stock option compensation expense.

In January 2013, the Company granted 35,000 options under the 2007 Stock Incentive Plan.  The options have an exercise price of $0.05 per option and vest in equal annual installments over a five year period

MIKROS SYSTEMS CORPORATION
Notes to Financial Statements

In 2012, the Company did not grant any restricted stock awards.   During 2011, the Company granted 250,000 restricted stock awards. The fair value of the restricted stock awards was determined on the date of grant using the closing stock price of $0.09. The fair value of the restricted stock awards is amortized over the vesting period of three to five years utilizing the straight-line method. During 2012 there were forfeitures of 5,000 restricted shares.   There were 59,000 restricted shares that vested during 2012.  For the years ended December 31, 2012 and 2011, the Company recognized $5,275 and $1,690 of share-based compensation expense.  As of December 31, 2012, there were 186,000 restricted stock awards outstanding and $15,050 of unrecognized share-based compensation expense that will be recognized in future periods.

Note 6 - Debt

In August 2012, the Company renewed its line of credit agreement.  The facility matures on August 31, 2013 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum annual interest rate of 5.25%.  As of December 31, 2012, the interest rate was 5.25%.  Principal borrowings may be prepaid at any time without penalty, and is secured by substantially all of the Company’s assets.  Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of December 31, 2012, the Company was in compliance with all covenants under the credit agreement.  For the years ended December 31, 2012 and 2011, the Company did not borrow proceeds under the credit facility.

 Note 7 – Earnings Per Share

The Company’s calculation of earnings per share is as follows:
	2012	2011
Basic earnings per common share:
Net income applicable to common shareholders – basic	$227,109	$169,619
Portion allocable to common shareholders	99.2%	99.2%
Net income allocable to common shareholders	225,292	168,272
Weighted average basic shares outstanding	31,872,617	31,766,753
Basic earnings per share	$0.01	$0.01

Dilutive earnings per common share:
Net income allocable to common shareholders	225,292	168,272
Add: undistributed earnings allocated to participating securities	1,817	1,357
Numerator for diluted earnings per common share	227,109	169,619
Weighted average basic shares outstanding	31,872,617	31,766,753
Diluted effect:
Employee stock options	-	-
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000
Weighted average dilutive shares outstanding	35,434,916	35,329,052
Dilutive earnings per share	$0.01	$0.00

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:
	2012	2011
Numerator:
Weighted average participating common shares	31,872,617	31,766,753
Denominator:
Weighted average participating common shares	31,872,617	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000
Weighted average participating shares	32,127,617	32,021,753
Portion allocable to common shareholders	99.2%	99.2%

MIKROS SYSTEMS CORPORATION
Notes to Financial Statements

At December 31, 2012 and 2011, there were 690,000 shares issuable upon exercise of options which were excluded from the computation of dilutive earnings per share due to their anti-dilutive effect.

Note 8 - Commitments

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

The Company has also entered into a month-to-month lease of a facility at 8076 114th Ave N., Largo, Florida 33777 which supports production of the ADEPT product line and quality assurance, field support, and life cycle management.  Monthly rent is $806 and commenced on February 1, 2009.  The Company renewed the lease in August 2012 on a month-to-month basis through February 28, 2013.  In February 2013, the Company renewed the lease on a month-to-month basis through August 28, 2013.  Pursuant to the renewal, the Company will incur monthly rent expenses of $1,309.

Total rent expense during 2012 and 2011 was $101,240 and $98,092, respectively.  The Company has $222,495 in future obligations under non-cancellable operating leases that are due as follows:

2013	68,360
2014	70,088
2015	71,814
2016	12,233
$222,495

Note 9 – Related Party Transactions

Thomas Meaney, the Company’s president and member of the Company’s board of directors, also served as a director of Ocean Power Technologies, Inc (“OPT”) until October 2012.  Through the third quarter of 2011, the Company was a subcontractor to OPT under a four-year program to develop and deploy a Vessel Detection System based on the Littoral Expeditionary Autonomous Power Boat (LEAP) technology.  For the years ended December 31, 2012 and 2011, the Company recognized revenues of $0 and $115,861 respectively, in connection with the subcontracting agreement with OPT.

Under certain SBIR contracts, OPT operates as a subcontractor to the Company.  During the years ended December 31, 2012 and 2011, the Company incurred subcontractor expenses of $49,588 and $157,985, respectively.

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation.  In 2012, Atair provided subcontracting services to the Company in designing the chassis component within the ADEPT units.  During the year ended December 31, 2012, the Company incurred subcontracting service costs from Atair of $188,197.