Form 10-Q
period 2013-03-31
MIKROS SYSTEMS CORP
filed 2013-05-14
CIK 317340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,011,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 14, 2013.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	1

	Condensed Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2013 and 2012 (unaudited)	2

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited)	3

	Notes To Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

	SIGNATURES	15

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED BALANCE SHEET
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,241,145	$887,140
Receivables on government contracts	328,776	1,162,423
Prepaid expenses and other current assets	56,469	31,888
Total current assets	1,626,390	2,081,451
Property and equipment:
Equipment	40,416	40,416
Furniture & fixtures	9,264	9,264
Less: accumulated depreciation	(43,353)	(42,038)
Property and equipment, net	6,327	7,642
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(931)	(897)
Intangible assets, net	452	486
Deferred tax assets	25,400	23,000
Total assets	$1,658,569	$2,112,579

Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$135,153	$273,089
Accounts payable and accrued expenses	42,879	359,029
Accrued warranty expense	86,193	69,655
Total current liabilities	264,225	701,773
Long-term liabilities	14,747	15,456
Total liabilities	278,972	717,229

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,011,753 shares	320,118	320,118
Capital in excess of par value	11,610,793	11,606,920
Accumulated deficit	(10,652,238)	(10,632,612)
Total shareholders' equity	1,299,147	1,314,900
Total liabilities and shareholders' equity	$1,658,569	$2,112,579

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENT OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended,
	March 31, 2013	March 31, 2012

Contract Revenues	$902,196	$759,123

Cost of sales	461,951	260,230

Gross margin	440,245	498,893

Expenses:
Engineering	201,898	160,298
General and administrative	263,393	320,787

Total expenses	465,291	481,085

(Loss) income from operations	(25,046)	17,808

Other income:
Interest	20	54

Net (loss) income before income taxes	(25,026)	17,862

Income tax (benefit) expense	(5,400)	3,850

Net (loss) income	$(19,626)	$14,012

Other comprehensive (loss) income	-	-
Comprehensive (loss) income	$(19,626)	$14,012

(Loss) income per common share - basic	$-	$-

Basic weighted average number of shares outstanding	31,825,503	31,766,753

(Loss) income per common share - diluted	$-	$-

Diluted weighted average number of shares outstanding	31,825,503	35,329,052

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended,
	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net (loss) income	$(19,626)	$14,012
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,349	2,026
Deferred tax (benefit) expense	(2,400)	1,300
Share-based compensation expense	3,873	9,187
Changes in assets and liabilities:
Decrease in receivables on government contracts	833,647	948,970
Increase in prepaid expenses and other current assets	(24,581)	(16,738)
Decrease in accrued payroll and payroll taxes	(137,936)	(215,029)
Decrease in accounts payable and accrued expenses	(316,150)	(874,135)
Increase in accrued warranty expense	16,538	-
Decrease in long-term liabilities	(709)	(277)
Net cash provided by (used in) operating activities	354,005	(130,684)
Cash flows from investing activities:
Purchase of property and equipment	-	(1,102)
Net cash used in investing activities:	-	(1,102)
Net increase (decrease) in cash and cash equivalents	354,005	(131,786)
Cash and cash equivalents, beginning of period	887,140	963,556

Cash and cash equivalents, end of period	$1,241,145	$831,770

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2013, and the results of its operations and its cash flows for the three months ended March 31, 2013 and 2012.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – Recent Accounting Pronouncements

There have been no developments to recently issued  accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog primarily consists of future ADEPT units to be developed and delivered to the federal government. The estimated value of ADEPT units and Small Business Innovative Research (“SBIR”) program backlog was $240,297 as of March 31, 2013.

Unbilled revenue reflects work performed, but not yet billed at the time, per contractual requirements. As of March 31, 2013 and 2012, the Company had unbilled revenues of $15,289 and $0, respectively, and are included in accounts receivable.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of March 31, 2013 and 2012, the Company had no advanced billings.  Under the Indefinite-Delivery, Indefinite-Quantity (“IDIQ”)  agreement, the Company expects to deliver 17 ADEPT units during 2013.  As of March 31, 2013, 15 of the 17 ADEPT units have been delivered.  The remaining two units were shipped in April 2013.  The two units were a component of the Company’s backlog as of March 31, 2013.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  During the three months ended March 31, 2013 and 2012, the Company recognized warranty expense of $26,000 and $0, respectively.   Since the inception of the IDIQ contract in March 2010, the Company has delivered 114 ADEPT units.  As of March 31, 2013, there are 69 ADEPT units that remain under the limited warranty coverage.  As of March 31, 2013 and December 31, 2012, the Company had an accrued warranty expense of $86,193 and $69,655, respectively.

Research and Development Costs

Research and Development expenditures for the research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $22,670 and $13,152 for the three months ended March 31, 2013 and 2012, respectively.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – (Loss) Income Per Common Share

The Company’s calculation of weighted average common shares outstanding is set forth below:

	Three Months Ended,
	March 31, 2013	March 31, 2012
Basic (loss) income per common share:
Net (loss) income	$(19,626)	$14,012
Portion allocable to common shareholders	100.0%	99.2%
Net (loss) income allocable to common shareholders	(19,626)	13,900
Weighted average basic shares outstanding	31,825,503	31,766,753
Basic (loss) income per common share	$-	$-

Dilutive (loss) income per common share:
Net (loss) income allocable to common shareholders	(19,626)	13,900
Add: undistributed income allocated to participating securities	-	112
Numerator for diluted (loss) income per common share	(19,626)	14,012

Weighted average shares outstanding - basic	31,825,503	31,766,753
Diluted effect:
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	-	255,000
Weighted average dilutive shares outstanding	31,825,503	35,329,052
Dilutive (loss) income per common share	$-	$-

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended,
	March 31, 2013	March 31, 2012
Numerator:
Weighted average participating common shares	31,825,503	31,766,753
Denominator:
Weighted average participating common shares	31,825,503	31,766,753
Add: Weighted average shares of Convertible Preferred Stock	-	255,000
Weighted average participating shares	31,825,503	32,021,753
Portion allocable to common shareholders	100.0%	99.2%

At March 31, 2013 and 2012, there were 725,000 and 690,000 common shares, respectively, issuable upon exercise of options which were excluded from the computation of dilutive earnings per common share due to their anti-dilutive effect.  In computing diluted earnings per share for the three months ended March 31, 2013, 3,562,299 shares issuable upon conversion of the Series B Convertible Preferred Stock and the Convertible Preferred Stock, representing the weighted average effect of assumed conversion of the two series of preferred stock, were excluded from the calculation due to their anti-dilutive effect as the Company incurred a net loss.

MIKROS SYSTEMS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $2,400 and decreased its net deferred tax assets by $1,300 during the three months ended March 31, 2013 and 2012, respectively.  The change in deferred tax assets is attributable to the change in the valuation allowance as the Company anticipates annual earnings from operations to continue.

NOTE 6 – Share Based Compensation

During the three months ended March 31, 2013 and 2012, the Company issued 35,000 and 0 stock option awards, respectively.  In accordance with the recognition provisions of the Financial Accounting Standards Board’s Accounting Standards Codification 718, Share-Based Payments, the Company recorded the fair value of the options issued at $0.02 per share.  The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.75%, volatility of 66.25%, and an expected term of 6.5 years.  The Company recognized stock-based compensation expense for stock options of $2,545 and $7,837 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and 2012, there were 725,000 and 690,000, respectively, of options outstanding.

As of March 31, 2013 and 2012, there were 245,000 restricted stock awards outstanding.  The Company recognized stock-based compensation expense for restricted stock of $1,328 and $1,350 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $11,866 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in future periods.

NOTE 7 – Related Party Transactions

Ocean Power Technologies, Inc. operates as a subcontractor to the Company.  Thomas Meaney, the Company’s chief financial officer and member of the Company’s board of directors, also served as a director of Ocean Power Technologies, Inc. through October 2012.  For the three months ended March 31, 2013 and 2012, the Company incurred subcontractor expenses of $31,025 and $18,857, respectively.

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation.  In 2012, Atair provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units.  During the three months ended March 31, 2013 and 2012, the Company incurred subcontracting service costs from Atair of $49,464 and $0, respectively.

NOTE 8 – Commitments and Contingencies

The Company has a $200,000 line of credit agreement with Sun National Bank.   The facility matures on May 31, 2013 and accrues interest at a variable rate equal to the bank’s prime rate plus 300 basis points with a minimum interest rate of 5.25% per annum.  At March 31, 2013, the interest rate was 6.25%.  Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of the Company’s assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of March 31, 2013 and December 31 2012, there were no amounts outstanding under the facility.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline or redirection of the U.S. Defense budget; the termination of any contracts with the U.S. Government; the continued “sequestration” under the Budget Control Act of 2011; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; security breaches; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; ability to obtain financing if needed; market acceptance of our products under development; delays in the development of products; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Overview

Our primary business focus is to pursue Business Innovative Research (“SBIR”) programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products and services.  Since 2002, we have been awarded several Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2013 and 2012.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

An initial delivery order for 27 ADEPT units valued at $2,300,000 was awarded on March 22, 2010.  In September 2010, we were awarded a new production order from the U.S. Navy to build additional ADEPT equipment for deployment on U.S. AEGIS Cruisers and Destroyers, as well as the Navy’s new Littoral Combat Ship.  Under this order, we delivered an additional 18 ADEPT units and upgraded to the Low-Rate Initial Production Units  manufactured under previous contracts. Some of the funding associated with this award allowed our engineers to enhance the distance support capabilities of ADEPT and incorporate new design features to enable ADEPT to be used on other U.S. Navy systems.  In July 2011, we received $3.1 million in orders to produce and deliver an additional 36 ADEPT units and related support services, and in September 2011, we received a $2.1 million delivery order from the U.S. Navy for additional research, development, and support of ADEPT units. In April, June, and July 2012, we received commitments of $385,000, $852,000 and $88,000, respectively, under the IDIQ to provide additional engineering and logistics support. Finally, in August and September 2012, we received new task orders to produce and deliver 35 ADEPT units.

Wireless Local Area Network Systems

Since June 2004, we have been working with the Office of Naval Research regarding emerging Wireless Local Area Network systems (“WLANs”) and DoD radar systems to, among other things, evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques.  We continue to perform contracts in connection with this project and have worked closely with engineers from the Naval Air Warfare Center, Weapons Division.  Specifically, in April 2010, we were awarded a $250,000 subcontract with a major defense prime contractor to perform design of shipboard wireless networks for a new U.S. Navy communications program.

Recent Developments

In January and April of 2013, we were awarded an additional $185,000 and $187,238, respectively, under the IDIQ to provide additional engineering and logistics support related to ADEPT.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue during the first quarter of  2013, and expected revenue over the next nine months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I  systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT, with broad appeal in both the government and commercial marketplace.  This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular service providers, and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products such as ADEPT we will develop key relationships with prime defense system contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

For the remainder of 2013, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational perspective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program, which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors, as well as developing potential commercial applications.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.   As of March 31, 2013, there have been no changes to such critical accounting policies and estimates.

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

Three Months Ended March 31, 2013 and 2012

We generated revenues of $902,196 during the three months ended March 31, 2013 compared to $759,123 during the three months ended March 31, 2012, an increase of $143,703, or 19%.  The increase was primarily due to continued production and delivery of ADEPT units from the task orders received in August and September of 2012.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs.   Cost of sales for the three months ended March 31, 2013 was $461,951 compared to $260,230 for the three months ended March 31, 2012, an increase of $201,721, or 78%.  The increase was primarily due to higher direct costs of $175,721, including subcontractor cost resulting from redesigning efforts of our ADEPT chassis, outsourcing of certain development and production stages of our ADEPT units, and an increase in our warranty provision of $26,000 due to the timing of units shipped during the first quarter of 2013 compared to 2012.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefits cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended March 31, 2013 were $201,898 compared to $160,298 for the three months ended March 31, 2012, an increase of $41,600, or 26%.  The increase was due to annual increases in engineering salaries.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended March 31, 2013 were $263,393 compared to $320,787 for the three months ended March 31, 2012, a decrease of $57,394, or 18%.  The decrease was primarily due to decreases in new business development costs due to our allocation of resources to deliver the remaining ADEPT units, and a decrease in our incentive compensation and professional fees due to our continued efforts to control costs.

At March 31, 2013, we estimate our annual effective tax rate for 2013 to be 21.6%.  We are recognizing a tax benefit of $5,400 for the quarter ended March 31, 2013 primarily due to expected net income for the remainder of 2013 and the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  At March 31, 2013, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  As of March 31, 2013, we had net operating loss carryforwards of $530,610, which will begin expiring in 2019 if not utilized.

We incurred a net loss of $19,626 during the three months ended March 31, 2013 as compared to net income of $14,012 during the three months ended March 31, 2012.  The decrease was primarily due to higher subcontractor costs related to the outsourcing of certain development and production stages for our ADEPT units.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2013, net cash provided by operations was $354,005 compared to cash used in operations of $130,684 during the three months ended March 31, 2012. The increase was due primarily to timing of payments related to our operating assets and liabilities.  We had a decrease in accounts receivable as result of receiving payments that were offset by increases in accounts payable and accrued expenses, including accrued payroll and payroll taxes due to the timing of our vendor payments and payroll processing.  We had working capital of $1,362,165 as of March 31, 2013 as compared to $1,379,678 as of December 31, 2012.

During the three months ended March 31, 2013, net cash used in investing activities was $0 compared to $1,102 during the three months ended March 31, 2012.  We did not incur any capital expenditures in the quarter ended March 31, 2013.

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

As of March 31, 2013, we had cash resources of approximately $1,241,145. We believe that our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months.  We do not expect to incur any material capital expenditures during the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We have not made any guarantees for outside parties and have not entered into any derivative instruments.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of March 31, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

May 14, 2013	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President (Principal Executive Officer and Principal Financial Officer)