Form 10-Q
period 2013-06-30
MIKROS SYSTEMS CORP
filed 2013-08-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,011,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 14, 2013.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	1

	Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	2

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits	15

	Signatures	16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Mikros Systems Corporation

 Condensed Balance Sheets

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,052,463	$887,140
Receivables on government contracts	265,462	1,162,423
Prepaid expenses and other current assets	106,841	31,888
Total current assets	1,424,766	2,081,451
Property and equipment:
Equipment	41,916	40,416
Furniture & fixtures	9,264	9,264
Less: accumulated depreciation	(44,755)	(42,038)
Property and equipment, net	6,425	7,642
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(966)	(897)
Intangible assets, net	417	486
Deferred tax assets	139,214	23,000
Total assets	$1,570,822	$2,112,579
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$115,337	$273,089
Accounts payable and accrued expenses	151,896	359,029
Accrued warranty expense	87,450	69,655
Total current liabilities	354,683	701,773
Long-term liabilities	14,038	15,456
Total liabilities	368,721	717,229

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued\ and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,011,753 shares	320,118	320,118
Capital in excess of par value	11,614,482	11,606,920
Accumulated deficit	(10,833,423)	(10,632,612)
Total shareholders' equity	1,121,651	1,314,900
Total liabilities and shareholders' equity	$1,570,822	$2,112,579

  See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Loss

 (unaudited)

	Three Months Ended,		Six Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Contract Revenues	$367,558	$479,369	$1,269,754	$1,238,492

Cost of sales	215,442	204,852	677,393	465,082

Gross margin	152,116	274,517	592,361	773,410

Expenses:
Engineering	203,109	146,455	405,007	306,753
General and administrative	285,006	273,701	548,396	594,488

Total expenses	488,115	420,156	953,403	901,241

Loss from operations	(335,999)	(145,639)	(361,042)	(127,831)

Other income:
Interest income	-	44	17	98

Net loss before income taxes	(335,999)	(145,595)	(361,025)	(127,733)

Income tax benefit	(154,814)	(25,850)	(160,214)	(22,000)

Net loss	$(181,185)	$(119,745)	$(200,811)	$(105,733)

Other comprehensive loss	-	-	-	-

Comprehensive loss	$(181,185)	$(119,745)	$(200,811)	$(105,733)

Loss per common share - basic and diluted	$(0.01)	$-	$(0.01)	$-

Basic and diluted weighted average number of shares outstanding	31,825,753	31,766,753	31,825,753	31,766,753

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net loss	$(200,811)	$(105,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,786	7,119
Deferred tax (benefit) expense	(116,214)	5,000
Share-based compensation expense	7,562	18,293
Changes in operating assets and liabilities:
Decrease in receivables on government contracts	896,961	1,304,800
Increase in prepaid expenses and other current assets	(74,953)	(297,688)
Decrease in accrued payroll and payroll taxes	(157,752)	(241,157)
Decrease in accounts payable and accrued expenses	(207,133)	(647,025)
Increase (decrease) in accrued warranty expense	17,795	(7,900)
Decrease in long-term liabilities	(1,418)	(554)
Net cash provided by operating activities	166,823	35,155
Cash flows from investing activities:
Purchase of property and equipment	(1,500)	(1,102)
Net cash used in investing activities:	(1,500)	(1,102)
Net increase in cash and cash equivalents	165,323	34,053
Cash and cash equivalents, beginning of period	887,140	963,556
Cash and cash equivalents, end of period	$1,052,463	$997,609
Supplemental cash flow information:
Cash paid during the period for income taxes	$10,065	$24,000

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2013, and the results of its operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. Changes in the Company’s stockholders’ equity from December 31, 2012 are a result of share-based compensation expense of $7,562 and net loss of $200,811 for the six months ended June 30, 2013, respectively.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board’s (“FASB”) ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5 . In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on the Company’s consolidated financial statements. The Company has presented comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements, however, it does require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

Revenues are recognized as costs are incurred and include estimated earned fees, or profit, calculated on the basis of the relationship between costs incurred and total estimated costs at completion.  Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog primarily consists of future engineering services for the ADEPT Distance Support Sense Suite system and ADEPT units to be developed and delivered to the Federal government.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of June 30, 2013 and 2012, the Company had unbilled revenues of $16,130 and $0, respectively and are included in receivables on government contracts.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of June 30, 2013 and 2012, the Company had no advanced billings.  Under the Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) agreement, the Company expects to deliver the majority of the 23 ADEPT units during 2013.  As of June 30, 2013, 17 of the ADEPT units have been delivered. Revenues under the IDIQ agreement were $1,189,878 for the six months ended June 30, 2013.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company recognized warranty expense of $5,800 and $(7,900) for the three months ended June 30, 2013 and 2012, respectively, and $31,800 and $(7,900) for the six months ended June 30, 2013 and 2012, respectively.  Since the inception of the IDIQ contract in March 2010, the Company has delivered 116 ADEPT units.  As of June 30, 2013, there are 71 ADEPT units that remain under the limited warranty coverage.  As of June 30, 2013 and December 31, 2012, the Company had an accrued warranty expense of $87,450 and $69,655, respectively.

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $52,814 and $14,586 for the three months ended June 30, 2013 and 2012, respectively, and $75,484 and $27,738, for the six months ended June 30, 2013 and 2012, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

 Note 4 – Loss Per Share

For periods with net income, net income per common share information is computed using the two-class method. Under the two-class method, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock and participating securities outstanding during the period. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares have no obligation to fund losses.

The Company’s calculation of weighted average shares outstanding for the three and six months ended June 30, 2013 and 2012 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per common share:
Net loss	$(181,185)	$(119,745)	$(200,811)	$(105,733)
Basic and diluted weighted average number of shares outstanding	31,825,753	31,766,753	31,825,753	31,766,753
Loss per common share - basic and diluted	$(0.01)	$-	$(0.01)	$-

Diluted net loss per share for the three and six months ended June 30, 2013 and 2012 does not reflect the following potential common shares, as the effect would be antidilutive.

	June 30, 2013	June 30, 2012
Convertible preferred stock	3,562,299	3,562,299
Stock options	721,000	690,000
Unvested portion of restricted stock	174,000	245,000
	4,457,299	4,497,299

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has adjusted its net deferred tax assets by $116,214 and $(5,000) during the six months ended June 30, 2013 and 2012, respectively.  The change in deferred tax assets is attributable to the change in the valuation allowance based on the Company’s forecasts of future results from operations.

Note 6 – Share Based Compensation

During the three and six months ended June 30, 2013, the Company issued 35,000 stock option awards and 4,000 option awards were forfeited. There were no options granted during 2012. In accordance with the recognition provisions of the FASB’s Accounting Standards Codification 718, Share-Based Payments, the Company recorded the fair value of the options issued at $0.02 per share. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.75%, volatility of 66.25%, and an expected term of 6.5 years. The Company recognized stock-based compensation expense for stock options of $2,361 and $7,837 for the three months ended June 30, 2013 and 2012, respectively. The Company recognized stock-based compensation expense for stock options of $4,906 and $15,674 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, there were 721,000 and 690,000, respectively, of options outstanding.

As of June 30, 2013 and 2012, there were 174,000 and 245,000 restricted stock awards outstanding, respectively.  During the three and six months ended June 30, 2013, 12,000 restricted stock awards were forfeited. The Company recognized stock-based compensation expense for restricted stock of $1,328 and $1,269 for the three months ended June 30, 2013 and 2012, respectively. The Company recognized stock-based compensation expense for restricted stock of $2,656 and $2,619 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $22,400 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in future periods.

 Note 7 – Related Party Transactions

Ocean Power Technologies, Inc. (“OPT”) operates as a subcontractor to the Company. Thomas Meaney, the Company’s chief financial officer and member of the Company’s board of directors, also served as a director of OPT through October 2012. There were no subcontractor expenses incurred with OPT for the three months ended June 30, 2013 and 2012. During the six months ended June 30, 2013 and 2012, the Company incurred subcontractor expenses of $31,025 and $18,857, respectively with OPT.

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Precision Flight Systems, LLC (“Precision”), formerly known as Atair Aerospace Incorporation. In 2012, Precision provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units. During the three and six months ended June 30, 2013, the Company incurred subcontracting service costs from Precision of $49,465 and $70,670, respectively. There were no subcontracting services provided by Precision during the comparable period in 2012.

Note 8 – Commitments and Contingencies

During the quarter ended June 30, 2013, the Company renewed its line of credit agreement with Sun National bank and increased its borrowing capacity to $500,000. The facility matures on June 30, 2014 and accrues interest at a variable rate equal to the bank’s prime rate plus 250 basis points with a minimum interest rate of 4.500% per annum.  At June 30, 2013, the interest rate was 5.250%. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of the Company’s assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  The Company was in compliance with its covenants under the line of credit facility at June 30, 2013. As of June 30, 2013 and December 31 2012, there were no amounts outstanding under the facility.

Note 9 – Subsequent Events

In August 2013, the Company was awarded a new delivery order under our IDIQ agreement for $5.5 million. The work under this delivery order will be incrementally funded. This order includes tasking for ADEPT improvements and technical support. The initial funding for this new delivery order was $793,170.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline or redirection of the U.S. Defense budget; the termination of any contracts with the U.S. Government; the continued “sequestration” under the Budget Control Act of 2011; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; security breaches; competition between us and other companies seeking Small Business Innovative Research grants; competitive pricing pressures; ability to obtain financing if needed; market acceptance of our products under development; delays in the development of products; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Overview

Our primary business focus is to pursue Small Business Innovative Research (“SBIR”) programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products and services.  Since 2002, we have been awarded several Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2013 and 2012.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

From 2010 through 2012, we received orders to design, produce, deliver, and further enhance An initial delivery order for 27 ADEPT units valued at $2.3 million was awarded on March 22, 2010.  In September 2010, we were awarded a new production order from the U.S. Navy to build additional ADEPT equipment for deployment on U.S. AEGIS Cruisers and Destroyers, as well as the Navy’s new Littoral Combat Ship.  Under this order, we delivered an additional 18 ADEPT units and upgraded to the Low-Rate Initial Production Units manufactured under previous contracts. Some of the funding associated with this award allowed our engineers to enhance the distance support capabilities of ADEPT and incorporate new design features to enable ADEPT to be used on other U.S. Navy systems.  In July 2011, we received $3.1 million in orders to produce and deliver an additional 36 ADEPT units and related support services, and in September, 2011 we received a $2.1 million delivery order from the U.S. Navy for additional research, development, and support of ADEPT units. In April, June, and July 2012, we received commitments of $385,000, $852,000 and $88,000, respectively, under the IDIQ to provide additional engineering and logistics support. Finally, in August and September 2012, we received new task orders to produce and deliver 35 ADEPT units.

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

Recent Developments

In June 2013, we were awarded a $2,803,845 service contract with Condition-Based Maintenance (“CBM”) for Littoral Combat Ship Systems using the ADEPT Distance Support Sensor Suite. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units; provide enhanced automated data collection and processing capabilities; and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components. Specific objectives of this project will be realized using a phased approach and will contain specific milestones.

In June 2013, we were also awarded $667,000 in new task orders under the ADEPT contract to produce and deliver 6 ADEPT units and related support services.

In May 2013, we were awarded a $24,000 contract by the Naval Surface Warfare Center to produce and deliver 25 hard drive assemblies.

In January and April 2013, we were awarded an additional $185,000 and $187,238, respectively, under the IDIQ to provide additional engineering and logistics support related to ADEPT.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue during the first and second quarters of 2013, and expected revenue over the next six months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.   As of June 30, 2013, there have been no changes to such critical accounting policies and estimates.

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

Three Months Ended June 30, 2013 and 2012

We generated revenues of $367,558 during the three months ended June 30, 2013 compared to $479,369 during the three months ended June 30, 2012, a decrease of $111,811, or 23%.  The decrease was primarily due to the delay in receiving orders for additional ADEPT units in 2013 as well as the change in our revenue mix. Revenues earned are based upon the labor, subcontracting services, materials, and other direct costs that we incur. Generally labor and other direct costs generate higher revenues while subcontracting services and material costs are less. During the three months ended June 30, 2013, revenues derived from subcontracting services and materials outpaced revenues derived from labor hours completed. During the three months ended June 30, 2012, revenues derived from labor hours completed outpaced subcontracting services and materials, resulting in higher revenues earned in 2012.

Cost of sales consists of direct contract costs including labor, material, subcontracts, and warranty expense for ADEPT units that have been delivered, travel, and other direct costs.   Cost of sales for the three months ended June 30, 2013 was $215,442 compared to $204,852 for the three months ended June 30, 2012, an increase of $10,590, or 5%.  The increase was primarily attributable to the change in the mix of costs incurred and an increase in our warranty reserve. Our cost of sales during the three months ended June 30, 2013 was comprised of more subcontracting services and material purchases and less direct labor hours. Labor costs were significantly higher during the comparable period in 2012. Our warranty reserve increased during the three months ended June 30, 2013 while the reserve remained unchanged during the comparable period in 2012. The change is due to the timing of units shipped during 2013.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefits cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended June 30, 2013 were $203,109 compared to $146,455 for the three months ended June 30, 2012, an increase of $56,654, or 39%.  The increase was primarily due to the increase in engineering salaries and an increase in the allocation of engineering overhead due to the delay in receiving new task orders.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended June 30, 2013 were $285,006 compared to $273,701 for the three months ended June 30, 2012, an increase of $11,305, or 4%.   The increase was primarily due to an increase in research and development related expenses and director fees, offset by a reduction in administrative salaries and professional fees.

At June 30, 2013, we estimate our annual effective tax rate for 2013 to be 33.4%.  We recognized a tax benefit of $154,814 for the quarter ended June 30, 2013 primarily due to state income taxes and the expected change in the valuation allowance established for net deferred tax assets.  The tax benefit for the quarter includes a discrete benefit of $47,600 related to the expected future use of federal net operating losses. The expected change in our valuation allowance during 2013 is based on ADEPT and ADSS contracts awarded to us during the three months ended June 30, 2013, and the determination by management that the future realization of the net deferred tax assets was judged to be more-likely-than-not. At June 30, 2013, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax impact of the change in the valuation allowance established for net deferred tax assets.

We incurred a net loss of $181,185 during the three months ended June 30, 2013 as compared to $119,745 during the three months ended June 30, 2012.  The increase in net loss was primarily due to the change in the mix of costs and services we provided in 2013 compared to 2012 that limited the amount of revenue we were eligible to recognize. The increase in net loss was also due to the timing in which we completed delivery order contracts for ADEPT units. Lastly, the increase in net loss was attributable to the increase in our warranty expense and the decrease in the income tax benefit when compared to recoveries and benefits, respectively, during the comparable period in 2012.

Six Months Ended June 30, 2013 and 2012

We generated revenues of $1,269,754 during the six months ended June 30, 2013 compared to $1,238,492 during the six months ended June 30, 2012, an increase of $31,262, or 3%.  The increase was primarily due to the timing of the production and delivery of ADEPT units offset by the change in the revenue mix between 2013 and 2012. We experienced a delay in new delivery orders for ADEPT units during the six months ended June 30, 2012. Revenues for subcontracting and materials outpaced direct labor hours and costs during the six months ended June 30, 2013 compared to a higher mix of labor hours and direct costs during the comparable period in 2012.

Cost of sales for the six months ended June 30, 2013 was $677,393 compared to $465,082 for the six months ended June 30, 2012, an increase of $212,311, or 46%.  The increase was primarily attributable to the change in the mix of costs incurred and an increase in our warranty reserve. Our cost of sales during the six months ended June 30, 2013 was comprised of more subcontracting services and material purchases and less direct labor hours. Labor costs were significantly higher during the comparable period in 2012. Our warranty reserve increased during the six months ended June 30, 2013 while the reserve decreased during the comparable period in 2012. The change is a direct result in the timing of units shipped during 2013 while the expiration of warranty coverage outpaced shipped units for the comparable period in 2012.

Engineering costs for the six months ended June 30, 2013 were $405,007 compared to $306,753 for the six months ended June 30, 2012, an increase of $98,254, or 32%.  The increase was primarily due to the increase in engineering salaries and an increase in the allocation of engineering overhead due to the delay in receiving new task orders.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the six months ended June 30, 2013 were $548,396 compared to $594,488 for the six months ended June 30, 2012, a decrease of $46,092, or 8%.  The decrease was primarily due to a reduction in administrative salaries and professional fees that were offset by an increase in research and development related expenses.

We recognized a tax benefit of $160,214 for the six months ended June 30, 2013 primarily due to state income taxes and the expected change in the valuation allowance established for net deferred tax assets.  The tax benefit for the quarter includes a discrete benefit of $47,600 related to the expected future use of federal net operating losses. The expected change in our valuation allowance during 2013 was based on the ADEPT and ADSS contracts awarded to us during six months ended June 30, 2013, and the determination by management that the future realization of the net deferred tax assets was judged to be more-likely-than-not. At June 30, 2013, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax impact of the change in the valuation allowance established for net deferred tax assets.

We incurred a net loss of $200,811 during the six months ended June 30, 2013 as compared to $105,733 during the six months ended June 30, 2012.  The increase in net loss is primarily attributable to the change in the mix of costs and services we provided in 2013 compared to 2012 that limited the amount of revenue we were eligible to recognize. The decrease was also due to the timing in which we completed delivery order contracts for ADEPT units, the related warranty expense for ADEPT units. Lastly, the decrease was also attributable to the increases in our warranty expense and decreases in our income tax benefits when compared to recoveries and benefits, respectively, during the comparable period in 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2013, net cash provided by operations was $166,823 compared to $35,155 during the six months ended June 30, 2012. The increase was due primarily to timing of payments related to our operating assets and liabilities. We had a decrease in accounts receivable as a result of receiving payments and decreases in accounts payable and accrued expenses, including accrued payroll and payroll taxes due to the timing of our vendor payments and payroll processing.  We had working capital of $1,070,083 as of June 30, 2013 as compared to $1,379,678 as of December 31, 2012.

During the six months ended June 30, 2013, net cash used in investing activities was $1,500 compared to $1,102 during the six months ended June 30, 2012.  The increase was due to capital expenditures.

In June 2013, we renewed our line of credit agreement.  The facility matures on June 30, 2014 and accrues interest at a variable rate equal to the bank’s prime rate plus 250 basis points with a minimum annual interest rate of 4.500%. We increased the facility’s borrowing capacity to $500,000. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of the date of this report, there are no amounts outstanding under the facility.

As of June 30, 2013, we had cash resources of approximately $1,052,463. We believe that our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months.  We do not expect to incur any material capital expenditures during the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We have not made any guarantees for outside parties and have not entered into any derivative instruments.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of June 30, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

August 14, 2013	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)