Form 10-Q
period 2013-09-30
MIKROS SYSTEMS CORP
filed 2013-11-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 31,984,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 14, 2013.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	1

	Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	2

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	16

Item 6.	Exhibits	17

	Signatures	18

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Mikros Systems Corporation

 Condensed Balance Sheets

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$836,604	$887,140
Receivables on government contracts	596,998	1,162,423
Prepaid expenses and other current assets	47,397	31,888
Total current assets	1,480,999	2,081,451
Property and equipment:
Equipment	45,157	40,416
Furniture & fixtures	9,264	9,264
Less: accumulated depreciation	(46,335)	(42,038)
Property and equipment, net	8,086	7,642
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(1,000)	(897)
Intangible assets, net	383	486
Deferred tax assets	53,600	23,000
Total assets	$1,543,068	$2,112,579
Liabilities and stockholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$128,955	$273,089
Accounts payable and accrued expenses	222,105	359,029
Accrued warranty expense	83,549	69,655
Total current liabilities	434,609	701,773
Long-term liabilities	13,329	15,456
Total liabilities	447,938	717,229

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued\ and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Stockholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 31,984,753 shares and 32,011,753 shares as of September 30, 2013 and December 31, 2012, respectively	319,848	320,118
Capital in excess of par value	11,617,410	11,606,920
Accumulated deficit	(10,943,052)	(10,632,612)
Total stockholders' equity	1,014,680	1,314,900
Total liabilities and stockholders' equity	$1,543,068	$2,112,579

  See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income (Loss)

 (unaudited)

	Three Months Ended,		Nine Months Ended,

	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Contract Revenues	$904,908	$1,124,211	$2,174,662	$2,362,703

Cost of sales	433,316	662,812	1,110,709	1,119,994

Gross margin	471,592	461,399	1,063,953	1,242,709

Expenses:
Engineering	214,461	174,203	619,468	480,956
General and administrative	236,030	251,712	784,426	854,100

Total expenses	450,491	425,915	1,403,894	1,335,056

Income (loss) from operations	21,101	35,484	(339,941)	(92,347)

Other income:
Interest income	-	-	16	98

Net (loss) income before income taxes	21,101	35,484	(339,925)	(92,249)

Income tax expense (benefit)	130,729	(83,000)	(29,485)	(105,000)

Net (loss) income	$(109,628)	$118,484	$(310,440)	$12,751

Other comprehensive income	-	-	-	-

Comprehensive (loss) income	$(109,628)	$118,484	$(310,440)	$12,751

(Loss) income per common share – basic and diluted	$-	$-	$(0.01)	$-

Basic weighted average number of common shares outstanding	31,840,970	31,782,786	31,830,881	31,772,156
Diluted weighted average number of common shares outstanding	31,840,970	35,345,085	31,830,881	35,334,435

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended

	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net (loss) income	$(310,440)	$12,751
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,400	8,560
Deferred tax benefit	(30,600)	(81,000)
Share-based compensation expense	10,220	27,458
Changes in assets and liabilities:
Decrease in receivables on government contracts	565,425	694,048
Increase in prepaid expenses and other current assets	(15,509)	(54,216)
Decrease in accrued payroll and payroll taxes	(144,134)	(238,365)
Decrease in accounts payable and accrued expenses	(136,924)	(424,919)
Increase (decrease) in accrued warranty expense	13,894	(34,062)
Decrease in long-term liabilities	(2,127)	(831)
Net cash used in operating activities	(45,795)	(90,576)
Cash flows from investing activities:
Purchase of property and equipment	(4,741)	(1,102)
Net cash used in investing activities:	(4,741)	(1,102)
Net decrease in cash and cash equivalents	(50,536)	(91,678)
Cash and cash equivalents, beginning of period	887,140	963,556
Cash and cash equivalents, end of period	$836,604	$871,878
Supplemental cash flow information:
Cash paid during the period for income taxes	$10,065	$31,000

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2013, and the results of its operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. Changes in the Company’s stockholders’ equity from December 31, 2012 are a result of share-based compensation expense of $10,220 and a net loss of $310,440 for the nine months ended September 30, 2013.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5. In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on the Company’s consolidated financial statements. The Company has presented comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of September 30, 2013 and December 31, 2012, the Company had unbilled revenues of $16,130 and $0, respectively, and are included in accounts receivable.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of September 30, 2013 and December 31, 2012, the Company had no advanced billings.  As of September 30, 2013, the Company had six ADEPT units remaining to be delivered under the Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) agreement. During October 2013, the Company delivered four of these units, with the remaining two units expected to be delivered prior to the end of 2013.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company reversed warranty expense of $3,901 and $24,500 for the three months ended September 30, 2013 and 2012, respectively. The Company recognized warranty expense of $13,894 for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, the Company reversed $32,400 of warranty expense. Since the inception of the IDIQ contract in March 2010, the Company has delivered 116 ADEPT units.  As of September 30, 2013, there are 71 ADEPT units that remain under the limited warranty coverage.  As of September 30, 2013 and December 31, 2012, the Company had an accrued warranty expense of $83,549 and $69,655, respectively.

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $3,188 and $21,809 for the three months ended September 30, 2013 and 2012, respectively, and $78,672 and $49,547 for the nine months ended September 30, 2013 and 2012, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

 Note 4 – Income (Loss) Per Share

For periods with net income, net income per common share information is computed using the two-class method. Under the two-class method, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares have no obligation to fund losses.

The Company’s calculation of weighted average shares outstanding for the three and nine months ended September 30, 2013 and 2012 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per common share:
Net (loss) income	$(109,628)	$118,484	$(310,440)	$12,751
Portion allocable to common stockholders	100.0%	99.2%	100.0%	99.2%
Net (loss) income allocable to common stockholders	(109,628)	117,536	(310,440)	12,649
Weighted average basic common shares outstanding	31,840,970	31,782,786	31,830,881	31,772,136
Basic (loss) income per common share	$-	$-	$(0.01)	$-

Dilutive earnings per common share:
Net (loss) income allocable to common stockholders	(109,628)	117,536	(310,440)	12,649
Add: undistributed earnings allocated to participating securities	-	948	-	102
Numerator for diluted earnings per common share	(109,628)	118,484	(310,440)	12,751

Weighted average shares outstanding - basic	31,840,970	31,782,786	31,830,881	31,772,136
Diluted effect:
Stock options	-	-	-	-
Restricted stock awards	-	-	-	-
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	3,307,299	-	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	-	255,000	-	255,000
Weighted average dilutive common shares outstanding	31,840,970	35,345,085	31,830,881	35,334,435
Dilutive (loss) income per common share	$-	$-	$(0.01)	$-

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 4 – Income (Loss) Per Share (continued)

Diluted net loss per share for the three and nine months ended September 30, 2013 and 2012 do not reflect following potential common shares, as the effect would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	645,000	690,000	645,000	690,000
Restricted stock awards	103,000	186,000	103,000	186,000
Convertible preferred stock	3,562,299	-	3,562,299	-
Total	4,310,299	876,000	4,310,299	876,000

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $30,600 and $81,000 during the nine months ended September 30, 2013 and 2012, respectively.  The change in deferred tax assets is attributable to the change in the valuation allowance based on the Company’s forecasts of future results from operations.

Note 6 – Share Based Compensation

During the nine months ended September 30, 2013, the Company issued 35,000 stock option awards and 80,000 option awards were forfeited. There were no options granted or forfeited during 2012. In accordance with the recognition provisions of the FASB’s Accounting Standards Codification 718, Share-Based Payments, the Company recorded the fair value of the options issued at $0.03 per share. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.75%, volatility of 66.25%, and an expected term of 6.5 years. The Company recognized stock-based compensation expense for stock options of $2,140 and $7,837 for the three months ended September 30, 2013 and 2012, respectively. The Company recognized stock-based compensation expense for stock options of $6,603 and $27,458 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, there were 645,000 options outstanding.

As of September 30, 2013 and 2012, there were 103,000 and 245,000 restricted stock awards outstanding, respectively.  During the three and nine months ended September 30, 2013, 27,000 restricted stock awards were forfeited. The Company recognized stock-based compensation expense for restricted stock of $1,206 and 1,328 for the three months ended September 30, 2013 and 2012, respectively. The Company recognized stock-based compensation expense for restricted stock of $3,616 and $3,946 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $14,746 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in future periods.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 7 – Related Party Transactions

Ocean Power Technologies, Inc. ("OPT") operates as a subcontractor to the Company. Thomas Meaney, the Company’s president and chief financial officer and member of the Company’s board of directors, also served as a director of OPT through October 2012. During the three months ended September 30, 2013 and 2012, the Company incurred subcontracting service costs from OPT of $0 and $12,731, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred subcontractor expenses from OPT of $31,025 and $31,588, respectively.

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Precision Flight Systems, LLC (“Precision”), formerly known as Atair Aerospace Incorporation. In 2012, Precision provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units. During the three months ended September 30, 2013 and 2012, the Company incurred subcontracting service costs from Precision of $0 and $91,703, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred subcontractor expenses from Precision of $70,670 and $91,703, respectively.

Note 8 – Commitments and Contingencies

During the quarter ended June 30, 2013, the Company renewed its line of credit agreement with Sun National Bank and increased its borrowing capacity to $500,000. The facility matures on June 30, 2014 and accrues interest at a variable rate equal to the bank’s prime rate plus 250 basis points with a minimum interest rate of 4.500% per annum.  At September 30, 2013, the interest rate was 5.250%. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of the Company’s assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative nonfinancial covenants and a net worth financial covenant.  As of September 30, 2013 and December 31 2012, there were no amounts outstanding under the facility. There were no borrowings under the facility during the nine months ended September 30, 2013 and 2012. The Company was in compliance with its covenants under the line of credit facility at September 30, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline or redirection of the U.S. Defense budget; the termination of any contracts with the U.S. Government; the continued “sequestration” under the Budget Control Act of 2011; any potential adverse effects associated with the recent federal government shutdown or any future government shutdowns; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; security breaches; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; ability to obtain financing if needed; market acceptance of our products under development; delays in the development of products; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2013 and 2012.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

Over the past several years, we received orders to design, produce, deliver, and further enhance the ADEPT. An initial delivery order for 27 ADEPT units valued at $2.3 million was awarded on March 22, 2010. In September 2010, we were awarded a new production order from the U.S. Navy to build additional ADEPT equipment for deployment on U.S. AEGIS cruisers and destroyers, as well as the Navy’s new littoral combat ship.  Under this order, we delivered an additional 18 ADEPT units and upgraded to the Low-Rate Initial Production Units manufactured under previous contracts. Some of the funding associated with this award allowed our engineers to enhance the distance support capabilities of ADEPT and incorporate new design features to enable ADEPT to be used on other U.S. Navy systems.  In July 2011, we received $3.1 million in orders to produce and deliver an additional 36 ADEPT units and related support services, and in September 2011 we received a $2.1 million delivery order from the U.S. Navy for additional research, development, and support of ADEPT units. In April, June, and July 2012, we received commitments of $385,000, $852,000 and $88,000, respectively, under the IDIQ to provide additional engineering and logistics support. In August and September 2012, we received new task orders to produce and deliver 35 ADEPT units. In January and April 2013, we were awarded an additional $185,000 and $187,238, respectively, under the IDIQ contract to provide additional engineering and logistics support related to ADEPT. In June 2013, we were awarded $667,000 in new task orders under the ADEPT contract to produce and deliver six ADEPT units and related support services.

In June 2013, we were awarded a $2,803,845 service contract with Condition-Based Maintenance For Littoral Combat Ship (“LCS”) Systems Using the ADEPT Distance Support Sensor Suite. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and Portable Data Collection Units; provide enhanced automated data collection and processing capabilities; and, support hosting of prognostics modeling tools that use the collected date to predict remaining end of life for Equipment Under Test components. Specific objectives of this project will be realized using a phased approach and will contain specific milestones.

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

Recent Developments

In August 2013, we were awarded a $5,492,143 service contract under our IDIQ contract to provide necessary research, development, and program management and implementation of improvements to ADEPT units. We received an initial commitment of $842,612 under this service contract that was increased to $896,612 in September 2013.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.   As of September 30, 2013, there have been no changes to such critical accounting policies and estimates.

Results of Operations

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the SEC.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, recoverability of long-lived assets, income taxes and commitments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and those differences may be material.  The accounting estimates and assumptions discussed in the notes to our condensed financial statements included herein are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Three Months Ended September 30, 2013 and 2012

We generated revenues of $904,908 during the three months ended September 30, 2013 compared to $1,124,211 during the three months ended September 30, 2012, a decrease of $219,303, or 20%.  The decrease was primarily due to the mix of costs associated with the IDIQ contracts. Revenues earned are based upon the labor, subcontracting services, materials, and other direct costs we incur. Generally labor and other direct costs generate higher revenues then subcontracting services and material costs. During the three months ended September 30, 2013, revenues derived from labor hours outpaced revenues derived from subcontracting and materials completed. During the three months ended September 30, 2012, revenues derived from subcontracting and materials completed outpaced labor hours, resulting in higher revenues earned in 2012 as compared to the three months ended September 30, 2013.

Cost of sales consists of direct contract costs including labor, material, subcontracts, and warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended September 30, 2013 was $433,316 compared to $662,812 for the three months ended September 30, 2012, a decrease of $229,496, or 35%. The decrease was primarily attributable to the change in revenue described above. Our cost of sales during the three months ended September 30, 2013 were comprised of less subcontracting services and material purchases and more direct labor hours. Labor costs were significantly lower during the comparable period in 2012. Our warranty costs increased by $24,500 during the three months ended September 30, 2013 compared to the same period in 2012 due to the increase in the number of units under the ADEPT limited warranty coverage. Our warranty reserve remained fairly constant during the three months ended September 30, 2013 and decreased during the comparable period in 2012.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefits cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended September 30, 2013 were $214,461 compared to $174,203 for the three months ended September 30, 2012, an increase of $40,258, or 23%.  The increase was primarily due to the increase in engineering salaries and an increase in the allocation of engineering overhead due to the delay in receiving new task orders.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended September 30, 2013 were $236,030 compared to $251,712 for the three months ended September 30, 2012, a decrease of $15,682, or 6%.   The decrease was due to modest fluctuations of various expenses.

At September 30, 2013, we estimate our annual effective tax rate for 2013 to be approximately 0%.  We are recognizing tax expense of $130,729 for the quarter ended September 30, 2013 primarily due to state income taxes and the expected change in the valuation allowance established for net deferred tax assets.  The tax expense for the quarter includes a discrete provision of $17,000 related to the expected future use of federal net operating losses. The expected change in our valuation allowance during 2013 is based on ADEPT and ADSS contracts awarded to us through September 30, 2013, and the determination by management that the future realization of a portion of the net deferred tax assets was judged to be more-likely-than-not. At September 30, 2013, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax impact of the change in the valuation allowance established for net deferred tax assets.

We had a net loss of $109,628 during the three months ended September 30, 2013 as compared to net income of $118,484 during the three months ended September 30, 2012.  The decrease in net income was primarily due to the change in the mix of costs and services we provided in 2013 compared to 2012 and the income tax expense incurred in 2013 compared to the benefit received in 2012.

Nine Months Ended September 30, 2013 and 2012

We generated revenues of $2,174,662 during the nine months ended September 30, 2013 compared to $2,362,703 during the nine months ended September 30, 2012, a decrease of $188,041, or 8%.  The decrease was primarily due to decreases in the number of deliverable units in 2013 and an unfavorable change in the mix of revenues earned. Revenues for subcontracting and materials outpaced direct labor hours during the nine months ended September 30, 2013 compared to a higher mix of labor hours during the comparable period in 2012.

Cost of sales for the nine months ended September 30, 2013 was $1,110,709 compared to $1,119,994 for the nine months ended September 30, 2012, a decrease of $9,285, or less than 1%.  The increase was primarily attributable to the change in revenue described above. Our cost of sales during the nine months ended September 30, 2013 were comprised of more subcontracting services and less material purchases and direct labor hours. Labor costs were significantly higher during the comparable period in 2012. Our warranty reserve increased during the nine months ended September 30, 2013 while the reserve decreased during the comparable period in 2012. The change is a direct result in the timing of units shipped during 2013 while the expiration of warranty coverage and reversal of accrued warranties outpaced the warranty provision for shipped units for the comparable period in 2012.

Engineering costs for the nine months ended September 30, 2013 were $619,468 compared to $480,956 for the nine months ended September 30, 2012, an increase of $138,512, or 29%.  The increase was primarily due to the increase in engineering salaries, travel and the allocation of engineering overhead due to the delay in receiving new task orders.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the nine months ended September 30, 2013 were $784,426 compared to $854,100 for the nine months ended September 30, 2012, a decrease of $69,674, or 8%.  The decrease was primarily due to a reduction in bid and proposal costs, salaries, and consulting costs.

We are recognizing a tax benefit of $29,485 for the nine months ended September 30, 2013 primarily due to state income taxes and the expected change in the valuation allowance established for net deferred tax assets. The tax benefit for this period includes a discrete benefit of $30,600 related to the expected future use of federal net operating losses. The expected change in our valuation allowance during 2013 was based on the ADEPT and ADSS contracts awarded to us during the nine months ended September 30, 2013, and the determination by management that the future realization of a portion of the net deferred tax assets was judged to be more-likely-than-not. At September 30, 2013, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax impact of the change in the valuation allowance established for net deferred tax assets.

We incurred a net loss of $310,440 during the nine months ended September 30, 2013 as compared to net income of $12,751 during the nine months ended September 30, 2012.  The decrease is primarily attributable to the decreases in deliverable units in 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2013, net cash used in operations was $45,795 compared to $90,576 during the nine months ended September 30, 2012. The decrease was due primarily to timing of payments related to our operating assets and liabilities. We had a decrease in accounts receivable as a result of receiving payments and decreases in accounts payable and accrued expenses, including accrued payroll and payroll taxes due to the timing of our vendor payments and payroll processing.  We had working capital of $1,046,390 as of September 30, 2013 as compared to $1,379,678 as of December 31, 2012.

During the nine months ended September 30, 2013, net cash used in investing activities was $4,741 compared to $1,102 during the nine months ended September 30, 2012.  The increase was due to capital expenditures.

We have a $500,000 credit facility with Sun National Bank.  The facility matures on June 30, 2014 and accrues interest at a variable rate equal to the bank’s prime rate plus 250 basis points with a minimum annual interest rate of 4.500%. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative nonfinancial covenants and a net worth financial covenant.  As of the date of this report, there are no amounts outstanding under the facility. The Company was in compliance with its covenants under the line of credit facility at September 30, 2013.

As of September 30, 2013, we had cash resources of $836,604. We believe that our available cash resources, availability under line of credit and expected cash flows from operations will be sufficient to fund operations for the next twelve months.  We do not expect to incur any material capital expenditures during the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We have not made any guarantees for outside parties and have not entered into any derivative instruments.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

The following is an update to our risk factors described in our 2012 Annual Report on Form 10-K and should be read in conjunction with the risk factors therein.

Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations or cash flows.

The impact, severity and duration of the current U.S. economic situation and plans adopted by the U.S. Government, along with pressures on, and uncertainty surrounding, the federal budget and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by the U.S. government. In the event that government funding for our programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such programs may be terminated or adjusted by the U.S. Government or the prime contractor, which could have a material adverse effect on our financial position, results of operations and/or cash flows.

Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets of at least $487 billion over a ten year period, and the fiscal year (FY) 2013 impacts were incorporated in the government's FY 2013 budget. Part II mandated substantial additional reductions through a process known as "sequestration," which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.

FY 2014 began on October 1, 2013 without appropriations legislation or a continuing resolution for FY 2014 and many parts of the U.S. Government temporarily shut down. Although Congress has not yet passed FY 2014 appropriations, on October 16, 2013, Congress passed a continuing resolution, which funds the government through January 15, 2014 and suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) through February 7, 2014. It is unclear when or if annual appropriations bills will be enacted for FY 2014.

Congressional appropriation and authorization of FY 2014 spending, including defense spending, and the application of sequestration remain marked by significant debate and an uncertain schedule. Congress and the Administration also continue to debate the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending broadly and our programs, in particular.

Unless Congress passes appropriations legislation or provides for a continuing resolution throughout FY 2014, or if the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. If a prolonged government shutdown occurs, it could result in program cancellations and stop work orders and could limit our ability to perform on our U.S. Government contracts. A debt ceiling breach could, among other impacts, negatively affect the U.S. Government's timely payment of our billings. Either a prolonged shutdown or a breach of the debt ceiling could have significant near and long-term consequences for us, our employees, our suppliers and the defense industry. Either could result in delayed cash collections and/or have a material adverse effect on our financial position, results of operations and/or cash flows.

Item 6.   Exhibits

No.	Description

16.1

Letter dated July 3, 2013 addressed to the Securities and Exchange Commission from ParenteBeard, LLC (incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K, filed with the SEC on July 8, 2013)

31.1

Certification of principal executive officer and principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

November 14, 2013	By:	/s/ Thomas J. Meaney
Thomas J. Meaney
President (Principal Executive Officer and Principal Financial Officer)