Form 10-K
period 2013-12-31
MIKROS SYSTEMS CORP
filed 2014-03-31
CIK 317340

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter,  based on the last sales price of the issuer’s common stock as reported by the OTCBB was $2,153,536.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 27, 2014, 32,011,753 shares of the registrant's common stock were outstanding.

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

The initial goal for ADEPT has been to obtain a multi-year Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contract for production, engineering, and logistics support.  On March 19, 2010, we were awarded and entered into an IDIQ contract with the Naval Surface Warfare Center.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related support.

As of December 31, 2013, we have delivered a total of 122 ADEPT units under the IDIQ contract. During the years ended December 31, 2013 and 2012, we realized revenues of $3.0 million and $4.6 million, respectively, related to the ADEPT production orders.  During the first quarter of 2014, we did not deliver any additional units and there are 3 remaining units in our backlog. We expect to receive task orders for additional ADEPT Units under the IDIQ in 2014.

In August 2013, we were awarded a $5,492,143 service contract under our IDIQ contract to provide necessary research, development, and program management and implementation of improvements to ADEPT units. We received an initial commitment of $842,612 under this service contract which has been increased to $2,117,543 as of March 27, 2014.

A further goal for ADEPT has been to expand the capabilities to other radar systems. In January 2014, we were awarded a $492,611 service contract by the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missle Defense Mission.

Wireless Local Area Network Systems

Since June 2004, we have been working with the Office of Naval Research regarding emerging Wireless Local Area Network systems (“WLANs”) and DoD radar systems to, among other things, evaluate and quantify the potential improvements which may be afforded by selected mitigation techniques.  We completed two contracts in connection with this project and have worked closely with engineers from the Naval Air Warfare Center, Weapons Division (“NAWCWD”).  The technical objective of this effort was to develop simulation models that can be used to predict the performance of data links in a jamming environment.

Additional Contracts and Recent Developments

In January and April 2013, we were awarded an additional $185,000 and $187,238, respectively, under the IDIQ contract to provide additional engineering and logistics support related to ADEPT.

In June 2013, we were awarded a $2,803,845 service contract with Condition-Based Maintenance (“CBM”) for Littoral Combat Ship Systems using the Adaptwe Distance Support Sensor Suite, which allows remote monitoring and predictive maintenance to reduce costs and enhance readiness. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units; provide enhanced automated data collection and processing capabilities, and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components. Specific objectives of this project will be realized using a phased approach and will contain specific milestones.

In January 2014, we were awarded a $492,661 contract by the U.S. Navy that will extend the ADEPT system to a second Navy radar system that will help optimize performance for the Ballistic Missile Defense mission.

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

In 2014, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational perspective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program, which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors, as well as developing potential commercial applications.  We believe that many of our core capabilities, remote monitoring, rugged systems, predictive maintenance and communications expertise, are applicable to other industries that work with complex distributed systems, such as utilities, communications and transportation systems. We are currently in discussions with certain industry participants regarding this initiative.

During the past two fiscal years, the combination of spending caps, discretionary spending cuts, sequestration and further proposed reductions in defense spending has caused, and may in the future continue to cause, delays in funding certain projects. This has and may continue to negatively impact our revenues and profits.

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

During 2012, we discontinued the use of certain technology and related patents and removed the historical carrying value of these patents of $4,000 from our balance sheet. As a result, we immediately recognized $2,933 of amortization expense for the year ended December 31, 2012.

Customer Concentration and Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts for the Federal government.  Approximately 98% and 96% of our revenues in 2013 and 2012, respectively, were realized in connection with task orders issued under our IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and provide related support services.  Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology primarily for military applications.  All of our research and development costs in 2013 and 2012 were for the benefit of our customers, who are agencies of the Federal government.  The customer-sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed.  In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  Our backlog consists of future ADEPT units to be developed and delivered to the Federal government and continued development and testing. At December 31, 2013, our backlog was $2,632,403.

Employees

As of December 31, 2013, we had 13 full-time employees, of which 8 work at our Fort Washington, Pennsylvania, Research & Development Center, 2 work at our Princeton, New Jersey corporate headquarters and 3 work at our Largo, Florida production support office.  None of our employees belong to a labor union.  We believe relations with our employees are good.   We also use the services of subcontractors and consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

RISKS ASSOCIATED WITH OUR BUSINESS AND OR INDUSTRY

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.   Because we derive nearly all of our revenue from contracts with the federal government, the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.

Our government contracts are primarily dependent upon the U.S. defense budget. Recently Department of Defense, or DoD, budgets have been and are expected to continue to be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives have and could continue to cause the DoD budget to decrease.

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”). The BCA imposed spending caps and discretionary spending cuts to the DoD budget. The BCA also triggered an automatic sequestration process, which imposed additional budget cuts to U.S. national security accounts of approximately $490 billion for FY 2013 to FY 2021 and other U.S. Government budget cuts of another $500 billion to discretionary non-national security accounts. The Consolidated Appropriations Act of 2014 limited defense spending to $487 billion in 2014 and President Obama’s proposed 2015 budget allocates $495.6 billion for the Department of Defense.

Declining DoD budgets may reduce funding for some of our programs and generally will have a negative impact on our sales, results of operations and cash flows.

We depend on U.S. Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the U.S. Government’s budget process or the impact of sequestration, (automatic spending cuts), could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue. Budget decisions made by the U.S. Government are outside of our control and could have significant consequences for our business. Funding for U.S. Government contract awards is subject to Congressional appropriations. Although multi-year awards may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, awards often initially receive only partial funding, and additional funds are committed only as Congress makes further appropriations. The termination of funding for any of our U.S. Government prime contracts or subcontracts could result in a loss of anticipated future revenue attributable to that program and a reduction in our cash flows and could have an adverse impact on our operating results.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the services and solutions that we provide. When supplemental budgets are required to operate the U.S. Government and passage of legislation needed to approve any supplemental budget is delayed, the overall funding environment for our business could be adversely affected.

Our government contracts contain unfavorable termination provisions and are subject to audit and modification. If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition and results of operations. Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks particular to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

●	suspend us from receiving new contracts;

●	terminate existing contracts;

●	reduce the value of existing contracts; and

●	audit our contract-related costs and fees, including allocated indirect costs.

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

In addition, future financial results may be adversely affected by:

●	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

●	developments in Afghanistan or other geopolitical developments that affect demand for our products and services; and

●	technological developments that impact purchasing decisions or our competitive position.

We may experience variability in our quarterly operating results.  Our revenue, gross margin, operating income and net income may vary from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

●	market acceptance of our products;

●	budgetary constraints of the Federal government;

●	new product and service introductions by us or our competitors;

●	ability to earn new task orders and contract awards as others expire;

●	market factors affecting the availability or costs of qualified technical personnel;

●	timing and customer acceptance of our product and service offerings;

●	length of sales cycle; and

●	industry and general economic conditions.

Any failure by us to continue to generate task orders or fulfill our obligations under this contract would have a material adverse effect on our financial condition and results of operation.   In March 2010, we were awarded an IDIQ contract for the production, engineering and logistics support for our ADEPT product.  This IDIQ contract is for a term of five years and provides for the purchase and sale of up to $26,000,000 of ADEPT units and related support.  Sales under this contract accounted for approximately 98% of our revenues in 2013.  We are substantially dependent upon generating continued task orders under this IDIQ contract.  Any reduction in task orders or any failure by us to fulfill our contractual obligations under this IDIQ contract would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel. Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Vice President of Engineering, and Operations, and David Henry Silcock, Chief Technology Officer.  We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff, which are in high demand in our industry.  The loss of services of any key executive, or our inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

We rely on third-party contractors for certain engineering services that may be difficult to replace.  We currently provide a portion of our engineering services through third-party contractors. These services may not continue to be available on commercially reasonable terms, if at all.  Services that are not immediately replaceable would need to be internally developed, which could strain existing engineering personnel and require us to spend substantial time and resources to retain additional personnel or third-party contractors.  The loss or inability to maintain any of these engineering service providers could result in delays in the development of our products and services until equivalent services, if available, are identified, developed, and integrated, which could harm our business.

We have limited operating history in providing commercial wireless applications. Historically, we have developed and sold technology and products for military applications, primarily to the U.S. Navy.  In the future, we may develop commercial wireless products and applications that would perform different functions than our historic products, and would be targeted at an entirely different customer base.  Because we have not previously operated as a provider of commercial wireless products, we have no basis to evaluate our ability to develop, market and sell such products.  Our ability to commercialize any products or services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

●	develop and manufacture commercially attractive products;

●	attract and retain an adequate number of customers;

●	enter new markets and compete successfully in them;

●	manage operating expenses;

●	raise any necessary capital; and

●	attract and retain qualified personnel.

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

Our common stock is considered a “penny stock” and is subject to the penny stock rules.  Our common stock currently trades over-the-counter on the OTCQB.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to Securities and Exchange Commission rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We have never paid cash dividends on our common stock.  Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future. In addition, certain provisions of our preferred shares prohibit payment of dividends and our loan agreement prohibits us from paying a dividend on our common stock as long as such loan is in place.  Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of our securities.

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

Our share ownership is highly concentrated.  Our directors, officers and principal stockholders, beneficially own approximately 31.5% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.  In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

We have adopted certain anti-takeover provisions.  We are authorized to issue 960,000 additional shares of preferred stock, which may be issued by our board of directors on such terms, and with such rights, preferences and designations as the board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company.  The existing 2,052,433 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control.  In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law (the “DGCL”), among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

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

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 707 Alexander Road, Building 2, Suite 208, Princeton, New Jersey 08540-6331 under a month to month lease.

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

We lease a facility at 8076 114th Ave N., Largo, Florida 33777 which supports production of our ADEPT product line and quality assurance, field support, and life cycle management.  We renewed our lease for one year in February 2014.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board (the "OTCBB") under the trading symbol “MKRS”.  Commencing on or about March 4, 2011, our common stock has also been quoted on the OTCQB under the trading symbol “MKRS”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTCBB and OTCQB.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

	Bid
	High	Low
2013
First Quarter	$0.60	$0.05
Second Quarter	0.16	0.06
Third Quarter	0.14	0.06
Fourth Quarter	0.12	0.07

2012
First Quarter	$0.12	$0.05
Second Quarter	0.14	0.06
Third Quarter	0.08	0.02
Fourth Quarter	0.08	0.03

The last price of our common stock as reported on the OTCBB as of March 27, 2014 was $0.09 per share.

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

Holders

As of March 27, 2014, we had 333 holders of record of our common stock.

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

Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2013 and 2012.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

On March 19, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support.   For the years ended December 31, 2013 and 2012, we realized revenues of $3.0 million and $4.6 million, respectively, related to the ADEPT production orders.  We expect additional delivery orders during the remaining term of the contract.  It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue in 2013, and expected revenue over the next twelve months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

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

In 2014, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support. In January 2014, we were awarded a contract to extend the ADEPT system to a second U.S. Navy radar system, the SBS-49, which is exptected to assist in optimizing performance for the Ballistic Missile Defense Mission.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors as well as developing potential commercial applications.  We believe that many of our core capabilities, remote monitoring, rugged systems, predictive maintenance and communications expertise, are applicable to other industries that work with complex distributed systems, such as utilities, communications and transportation systems. We are currently in discussions with certain industry participants regarding this initiative.

During the past two fiscal years, the combination of spending caps, discretionary spending cuts, sequestration and further proposed reductions in defense spending has caused, and may in the future continue to cause, delays in funding certain projects. This has and may continue to negatively impact our revenues and profits.

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

Revenue Recognition

We are engaged in research and development contracts with the Federal government to develop certain technology to be utilized by the U.S. DoD. The contracts are cost plus fixed fee contracts and we recognize revenue on the basis of such measurement of partial performance as will reflect reasonably assured realization or delivery of completed articles. Fees earned under our contracts may also be accrued as they are billable, under the terms of the agreements, unless such accrual is not reasonably related to the proportionate performance of the total work or services to be performed by us from inception to completion. Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements.   As of December 31, 2013 and 2012, we had unbilled revenues of $16,130, and $0, respectively and are included in receivables on government contracts. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2013 and 2012, there were no advanced billings or unbilled revenue.

Accounts Receivable

Accounts receivable from government contracts are stated at outstanding balances.  When necessary, an allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the Federal government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2013 and 2012.

Warranty Expense

We provide a limited warranty, as defined by the related warranty agreements, for our production units.  Our warranties require us to repair or replace defective products during such warranty period.  We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.  We had a net warranty recovery, which is a component of our cost of sales, of $15,500 and $7,900 for the years ended December 31, 2013 and 2012, respectively.  The warranty recovery is attributable to the warranty product expirations outpacing warranty product expenses for units produced and sold under the IDIQ contract.  We had an accrued warranty expense liability of $35,190 and $69,655 at December 31, 2013 and 2012, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   During 2013, we generated federal net operating loss carryforwards of approximately $180,000. The valuation allowance associated with the related deferred tax assets was increased by approximately $7,000 in 2013 and decreased by approximately $109,000 in 2012.  The change in our valuation allowance for 2013 and 2012 was attributable to the expected profitability on contracts being fulfilled as of the end of each period.

Share-based Compensation

We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. We issued 35,000 stock options during the year ended December 31, 2013.  We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.  Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2012, we Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5. In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on the Company’s consolidated financial statements. The Company has presented comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

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

Results of Operations

Years ended December 31, 2013 and 2012

Total contract revenues were $3,050,126 in 2013 compared to $4,825,068 in 2012, a decrease of $1,774,942, or 37%. The decrease was primarily due to decreases in the number of ADEPT units delivered in 2013 and an unfavorable change in the mix of revenues earned. These reductions were due, in part, to the continued effects of sequestration and reduction in the defense budget. Revenues for direct labor hours outpaced subcontracting and materials revenues during the year ended December 31, 2013 compared to a higher mix of material and subcontract revenues during the comparable period in 2012.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs.   Costs of sales were $1,422,135 in 2013 compared to $2,690,510 in 2012, a decrease of $1,268,375, or 47%.  The decrease was primarily attributable to the change in total contract revenues. Our costs of sales, as a percentage of total contract revenues was 46% and 56% during the years ended December 31, 2013 and 2012, respectively. The decrease in cost of sales as a percentage of contract revenue was primarily attributable to lower subcontracting services and material purchases and increased direct labor hours. In addition, we had a $7,600 decrease in our cost of sales due to a larger recovery of warranty expense in 2013 of $15,500 compared to $7,900 during 2012. The change is a direct result in the timing of units shipped during 2013 and the expiration of warranty coverage and reversal of accrued warranties.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs were $816,039 in 2013 compared to $747,084 in 2012, an increase of $68,955, or 9%. The increase was primarily due to the increase in engineering salaries, travel and the allocation of engineering overhead due to the delay in receiving new task orders.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative expenses were $1,017,058 in 2013 compared to $1,133,788 in 2012, a decrease of $116,730, or 10%. The decrease was primarily due to a reduction in bid and proposal costs, salaries, and consulting costs.

The provision for income taxes was a $57,607 benefit in 2013 compared to $26,675 of expense in 2012, representing an effective income tax rate of 28.1%, and 10.5%%, respectively.  The change in the effective federal income tax rate is attributable to changes to our valuation allowance against our deferred tax asset as well as permanent differences in the treatment of certain items for book and tax purposes.

We reported a net loss of $147,482 in 2013 as compared to net income of $227,109 in 2012. The decrease is primarily attributable to the decreases in delivery of ADEPT units in 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2013, we had cash and cash equivalents of $1,028,146 and net working capital of $1,184,839.  During the year ended December 31, 2013, net cash provided by operating activities was $145,748 compared to net cash used in operating activities of $73,070 in 2012.  The increase was attributable primarily to timing of payments related to our operating assets and liabilities. We experienced a decrease in accounts receivable as a result of receiving payments and decreases in accounts payable and accrued expenses, including accrued payroll and payroll taxes due to the timing of our vendor payments and payroll processing.

During the year ended December 31, 2013, net cash used in investment was $4,742 and attributable to capital expenditures.

We have a $500,000 credit facility with Sun National Bank.  The facility matures on June 30, 2014 and accrues interest at a variable rate equal to the bank’s prime rate plus 250 basis points with a minimum annual interest rate of 4.500%. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative nonfinancial covenants and a net worth financial covenant.  As of December 31, 2013 and the date of this report, our borrowing capacity under the facility was $403,310, there were no amounts outstanding, and we were in compliance with all covenants.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our president, who serves as our Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our president concluded that as of December 31, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our president concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ) that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company

Paul G. Casner	76	Chairman of the Board of Directors

Thomas C. Lynch	71	Director

Thomas J. Meaney	79	President, Chief Executive Officer, Chief Financial Officer, and Director

Tom L. Schaffnit	67	Director

Walter T. Bristow	56	Vice President of Engineering

David Henry Silcock	61	Chief Technology Officer

Patricia A. Kapp	47	Secretary and Treasurer

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

Paul G. Casner, Jr. has been a director since May 2002 and was elected Chairman of the Board in October 2009. Since 2008, he has served as a director and as the Chief Executive Officer of Atair Aerospace, Inc., an aerospace defense contractor located in Brooklyn, New York. From 2005 to July 2011, Mr. Casner was the CEO and President of Integral Systems, Inc., a defense contractor based in Columbia, Maryland. Mr. Casner is currently the COO of The Boston Holding Group, a financial management and investment organization. Mr. Casner has over forty years of defense industry experience, holding several senior positions in business management, technical management, strategic planning and business development including serving as the President of the Electronic Systems Group of DRS Technologies. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. As a result of these and other professional experiences, Mr. Casner possesses particular knowledge and experience in business development, technology development, and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas C. Lynch has been a director since February 1997.  Mr. Lynch has served as a Managing Director of The Musser Group since 2007 and as a Consultant for Jones Lang LaSalle, formerly The Staubach Company, since 2001.  Prior to this, Mr. Lynch held senior management positions with Safeguard Scientifics, Inc. and CompuCom Systems, Inc., a Safeguard subsidiary.  Mr. Lynch, a retired Navy Admiral, serves as a director on the following boards: Armed Forces Benefit Association, Buckeye Insurance Company, XOS Digital, and PRWT Services, Inc.   He currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation, New Day USA (a mortgage lending company focused on servicing active and veteran military members) and he also serves as the President of the Union League Club of Philadelphia.  As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, board practices of other organizations, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas J. Meaney has been a director since July 1986.  He has served as President of the Company since 1998.  Mr. Meaney has over forty years of executive management experience, including holding senior positions at Robotic Vision Systems Incorporated, a manufacturer of robotic vision systems, and  Norden Systems, a division of United Technologies Corporation.  Mr. Meaney presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania.  As a result of these and other professional experiences, Mr. Meaney possesses particular knowledge and experience in management, manufacturing, the defense industry, and board practices of other corporations that strengthen the Board’s collective qualifications, skills, and experience.

Tom L. Schaffnit has been a director since June 2000.  Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in vehicle safety communications, automotive telematics, and wireless data communications.  Mr. Schaffnit is actively involved in the development and deployment of wireless technologies and standards. He is currently active in the Connected Vehicle Program, which is planning for the deployment of vehicle-to-vehicle and vehicle-to-infrastructure wireless communications to prevent crashes.  He currently serves as President of the Vehicle Infrastructure Integration Consortium, a consortium of ten major automobile manufacturers focusing on policy issues related to the deployment of Connected Vehicle safety systems. As a result of these and other professional experiences, Mr. Schaffnit possesses particular knowledge and experience in technology development and management that strengthen the Board’s collective qualifications, skills, and experience.

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

David Henry Silcock has been Chief Technology Officer since February 2009, and was a Senior Staff Engineer from 2003 until 2009.  Mr. Silcock has more than thirty years of experience and has been lead engineer on a number of successful R&D programs, including frequency-diversity modems for tactical radio networks, telemetry networks for ocean-going buoys, and digital voice pager design and development. He also has experience in network and system simulation, software and microprocessor architecture, custom VSLI development, DSP and real-time systems.

Patricia A. Kapp has been Corporate Secretary since April 1996.  In September 1998, Ms. Kapp was also named Treasurer.  Ms. Kapp has served in various capacities with the Company since 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC.  All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons, except that Mr. Meaney did not timely file a Form 4 to report one transaction.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Thomas J. Meaney	2013	180,180	7,000	187,180
President, Chief Executive Officer, and Chief Financial Officer	2012	180,180	16,000	196,180

Walter T. Bristow	2013	148,457	7,500	155,957
Vice President of Engineering	2012	148,002	12,000	160,002

David Henry Silcock	2013	148,457	5,000	$153,457
Chief Technology Officer	2012	144,692	10,000	$154,692

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options and restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Thomas J. Meaney	25,000(2)	-		0.55	10/2/2017	-		-

Walter T. Bristow	50,000(3)	-		0.55	10/2/2017	15,000	(4)	1,500
				0.20	7/12/2019	15,000	(4)	1,500
David Henry Silcock	32,000	8,000	(5)	-	-			-

(1)	Market value at December 31, 2013, based on closing market price of our common stock on December 31, 2013 of $0.10 per share.

(2)	The stock options were granted on October 3, 2007 and vested in equal annual installments over a three year period commencing on the date of grant.

(3)	The stock options were granted on October 3, 2007 and vested in equal annual installments over a five year period commencing on the date of grant.

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

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

On October 3, 2007, we issued options to Messrs. Meaney, Bristow and Silcock under the 2007 Stock Incentive Plan to purchase 25,000, 50,000 and 40,000 shares of common stock, respectively, at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. Mr. Meaney’s options vest in three equal annual installments and terminate ten years from the date of grant.   Mr. Bristow’s and Mr. Silcock’s options vest in five equal annual installments and terminate ten years from the date of grant.

On December 19, 2007, we revised our arrangement with Mr. Meaney, who apportions his professional time between us and his consulting firm which provides services to various defense contractors.   Mr. Meaney historically devoted approximately 50% of his professional time to us.  In light of the resignation of our Executive Vice President on September 1, 2007, and the importance of Mr. Meaney to both our operations and continued growth, Mr. Meaney has been required to and is expected to continue to devote substantial additional time and attention to the Company.  In recognition of the forgoing, since January 1, 2008, Mr. Meaney has devoted approximately 75% of his professional time to us and his annual base compensation was increased from approximately $105,000 in 2007 to approximately $160,000 in 2008.  His base salary is currently $180,180.  Mr. Meaney has, and is expected to continue to devote approximately 75% of his professional time to us.

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

On September 6, 2011, we granted Mr. Bristow and Mr. Silcock restricted stock awards each consisting of 25,000 shares of common stock. The award vests in five equal annual installments beginning on September 6, 2012 and will be fully vested on September 6, 2016.

For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, please see   “2007 Stock Incentive Plan ” in Item 12 below.

Based primarily on the overall financial performance of the Company, including the award of the ADEPT IDIQ contract in 2010, and increases in revenue, net income and cash flow, we awarded discretionary cash bonuses to our officers in 2012. Although we reported a net loss in 2013, we generated meaningful ADEPT orders, were awarded $2.1 million of new contracts and grants, made significant progress in expanding the reach of our ADEPT product line, and retained all key technical employees. As a result, we awarded discretionary bonuses to our executive officers in 2013 which were approximately 50% lower than in 2012.  We believe these bonuses were necessary to motivate and retain our key officers.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2013 for those persons who served as members of our board of directors during 2013:

Name(1)	Fees earned or paid in cash ($)(2)	Total ($)

Paul G Casner(2)	16,000	16,000

Thomas C. Lynch(2)	16,000	16,000

Tom L. Schaffnit(2)	16,000	16,000

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our board of directors in 2013.

(2)

As of December 31, 2013, Messrs. Schaffnit, Casner, and Lynch each owned options to purchase 25,000 and 20,000 shares of our common stock, respectively, at exercise prices of $0.55 and $0.20 per share, respectively.

Narrative Disclosure To Director Compensation Table

We pay an annual fee of $16,000 to each of our non-employee directors.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.

On October 3, 2007, we issued options to each member of our board of directors under the 2007 Stock Incentive Plan to purchase 25,000 shares of common stock at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. On July 13, 2009, we issued options to certain members of our board of directors under the 2007 Stock Incentive Plan to purchase 20,000 shares of common stock at an exercise price of $0.20 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. The options vest in three equal annual installments and terminate ten years from the date of grant.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, see   “ 2007 Stock Incentive Plan ” in Item 12 below.

On September 6, 2011, we granted to Messrs. Schaffnit, Casner and Lynch restricted stock awards consisting of 25,000 shares of common stock. The awards vest in three equal annual installments beginning on September 6, 2012 and will be fully vested on September 6, 2014.

For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, see “ 2007 Stock Incentive Plan ” in Item 12 below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March27, 2014 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class

5% Beneficial Owners:
US Small Business Administration 409 Third Street N.W. Washington, DC 20416	2,920,050	(2)	9.1%

Directors and Executive Officers:
Walter T. Bristow	120,000	(3)	*

Paul G. Casner	438,399	(4)	1.4%

Patricia A. Kapp	227,000	(3)	*

Thomas C. Lynch	422,399	(4)	1.3%

Thomas J. Meaney	5,536,842	(5)	17.3%

Tom L. Schaffnit	781,457	(4)	2.4%

David Henry Silcock	56,000	(6)	*

All Current Directors and Officers as a Group (seven persons)	7,582,097		22.4%

*Less than 1%

(1) The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 27, 2014 upon the exercise or conversion of any options, warrants or other convertible securities.  This table has been prepared based on 32,219,756 shares of common stock outstanding on March 27, 2014.  Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3) Includes 82,000 shares issuable upon exercise of options. Also includes 25,000 shares of restricted common stock which vest in five equal annual installments.  Does not include 8,000 shares issuable upon exercise of options subject to vesting.

(4) Includes 45,000 shares issuable upon exercise of options.  Also includes 25,000 shares of restricted common stock which vest in three equal annual installments.

(5) Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock, and 25,000 shares issuable upon exercise of options.

(6) Consists of 72,000 shares issuable upon exercise of options.  Also includes 25,000 shares of restricted common stock which vest in five equal annual installments. Does not include 8,000 shares issuable upon exercise of options subject to vesting.

Convertible Preferred Stock

The following table sets forth certain information, as of March 27, 2014, with respect to holdings of our Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent Of Class

5% Beneficial Owners:

US Small Business Administration 409 Third Street N.W. Washington, DC 20416	202,500	79.4%

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	50,000	19.6%

Tom L. Schaffnit	--	--

David Henry Silcock	--	--

All Current Directors and Officers as a Group (seven persons)	50,000	19.6%

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 255,000 shares of convertible preferred stock outstanding on March 27, 2014.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 27, 2014, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

5% Beneficial Owners:

The Mercantile & General Reinsurance Company, PLC Moorfields House Moorfields London EC2Y 9AL	91,342	8.3%

US Small Business Administration 409 Third Street N.W. Washington, DC 20416	231,961	21.0%

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Thomas C. Lynch	--	--

Patricia A. Kapp	--	--

Thomas J. Meaney	649,925	59.0%

Tom L. Schaffnit	--	--

David Henry Silcock	--	--

All Current Directors and Officers as a Group (seven persons)	649,925	59.0%

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 1,102,433 shares of Series B Convertible Preferred Stock outstanding on March 27, 2014.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 27, 2014, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	5,000	100.0%

Tom L. Schaffnit	--	--

David Henry Silcock	--	--

All Current Directors and Officers as a Group (seven persons)	5,000	100.0%

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 5,000 shares of Redeemable Series C Preferred Stock outstanding on March 27, 2014.

Series D Preferred Stock

The following table sets forth certain information, as of March 27, 2014, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent Of Class

5% Beneficial Owners:

US Small Business Administration 409 Third Street N.W. Washington, DC 20416	138,000	20.0%

Frederick C. Tecce c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	138,000	20.0%

JoAnne E. Burns c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

George W. Taylor c/o Mikros Systems Corporation 707 Alexander Road, Bldg 2, Suite 208 Princeton, New Jersey 08540	69,000	10.0%

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	138,000	20.0%

Tom L. Schaffnit	--	--

David Henry Silcock	--	--

All Current Directors and Officers as a Group (seven persons)	138,000	20.0%

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 690,000 shares of Series D Preferred Stock outstanding on March 27, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2013:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category
Equity compensation plans not approved by security holders	645,000	$0.38000	2,050,000
Total	645,000	$0.38000	2,050,000

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions.  These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options.  As of the date of this report, we have issued options under the Plan to purchase 645,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ocean Power Technologies, Inc. operates as a subcontractor to the Company. Thomas Meaney, the Company’s President and Chief Financial Officer and member of the Company’s board of directors, also served as a director of Ocean Power Technologies, Inc. through October 2012. For the year ended December 31, 2012, the Company incurred subcontractor expenses of $49,588.

Paul Casner, the Chairman of the Board of Directors, also serves as the Executive Chairman and Chief Executive Officer of Atair Aerospace, Inc., a defense contractor located in Brooklyn, New York.  In 2012, upon completion of our competitive bidding process, we entered into a subcontract with Atair to design the chassis component for the ADEPT units.  During the years ended December 31, 2013 and 2012, we incurred subcontracting service costs from Atair of $77,935 and $188,197, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We engaged ParenteBeard LLC for the audit of our financial statements for the year ended December 31, 2012 and the review of the financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2013. Aggregate fees billed for the foregoing professional services during the years ended December 31, 2013 and 2012 were $5,000 and $42,333, respectively.

In June 2013, we engaged BDO USA, LLP for the audit of our financial statements for the year ended December 31, 2013, and the review of the financial statements included in each of our quarterly reports on Form 10-Q for the quarters ended June 30 and September 30 of 2013. Aggregate fees billed for the forgoing professional services during the year ended December 31, 2013 were $37,550.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2013 and 2012.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2013 and 2012.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2013 and 2012.

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

MIKROS SYSTEMS CORPORATION

Dated: March 27, 2014	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	March 27, 2014
Paul G. Casner, Director

/s/ Thomas C. Lynch	March 27, 2014
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	March 27, 2014
Thomas J. Meaney, President, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Tom L. Schaffnit	March 27, 2014
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

MIKROS SYSTEMS CORPORATION

Princeton, New Jersey

We have audited the accompanying balance sheet of Mikros Systems Corporation as of December 31, 2013 and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation at December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, PA

March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

MIKROS SYSTEMS CORPORATION

Princeton, New Jersey

We have audited the accompanying balance sheet of Mikros Systems Corporation ("Company") as of December 31, 2012 and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation at December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC Philadelphia, Pennsylvania April 1, 2013

 MIKROS SYSTEMS CORPORATION

Balance Sheets

	DECEMBER 31, 2013	DECEMBER 31, 2012

Assets
Current assets:
Cash and cash equivalents	$1,028,146	$887,140
Receivables on government contracts	419,440	1,162,423
Prepaid expenses and other current assets	69,058	31,888
Total current assets	1,516,644	2,081,451
Property and equipment
Equipment	45,157	40,416
Furniture & fixtures	9,264	9,264
Less: accumulated depreciation	(47,697)	(42,038)
Property and equipment, net	6,724	7,642
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(1,035)	(897)
Intangible assets, net	348	486
Deferred tax assets	82,000	23,000
Total assets	$1,605,716	$2,112,579

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION

Balance Sheets

 (continued)

	DECEMBER 31, 2013	DECEMBER 31, 2012
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$165,543	$273,089
Accounts payable and accrued expenses	131,072	359,029
Accrued warranty expense	35,190	69,655
Total current liabilities	331,805	701,773
Long-term liabilities	12,476	15,456
Total liabilities	344,281	717,229

Commitments and contingencies (Note 8)
Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,011,753 shares at December 31, 2013 and 2012	320,118	320,118
Capital in excess of par value	11,620,487	11,606,920
Accumulated deficit	(10,780,094)	(10,632,612)
Total shareholders' equity	1,180,985	1,314,900
Total liabilities and shareholders' equity	$1,605,716	$2,112,579

See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION

Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012

Contract revenues	$3,050,126	$4,825,068

Cost of sales	1,422,135	2,690,510

Gross margin	1,627,991	2,134,558

Expenses:
Engineering	816,039	747,084
General and administrative	1,017,058	1,133,788

Total expenses	1,833,097	1,880,872

Income (loss) from operations	(205,106)	253,686

Other income:
Interest	17	98

Net income (loss) before income taxes	(205,089)	253,784

Income tax expense (benefit)	(57,607)	26,675

Net income (loss) and comprehensive income (loss)	$(147,482)	$227,109

Basic income (loss) per common share	$-	$0.01

Basic weighted average number of shares outstanding	31,843,704	31,872,617

Diluted income (loss) per common share	$-	$0.01

Diluted weighted average number of shares outstanding	31,843,704	35,620,916

See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION

Statements of Shareholders’ Equity

Years ended December 31, 2013 and 2012

	Preferred Stock Series B $0.01 Par Value		Convertible Preferred Stock $0.01 Par Value		Preferred Stock Series D $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess of Par Value	Accumulated Deficit	Total

	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value

Balance, December 31, 2011	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,016,753	$320,168	$11,575,436	$(10,859,721)	$1,056,357
Stock Compensation	-	-	-	-	-	-	-	-	31,434	-	31,434
Forfeiture of common stock	-	-	-	-	-	-	(5,000)	(50)	50	-	-
Net income and comprehensive income	-	-	-	-	-	-	-	-	-	227,109	227,109

Balance, December 31, 2012	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,011,753	$320,118	$11,606,920	$(10,632,612)	$1,314,900

Stock Compensation	-	-	-	-	-	-	-	-	13,567	-	13,567

Net loss and comprehensive loss	-	-	-	-	-	-	-	-	-	(147,482)	(147,482)

Balance, December 31, 2013	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,011,753	$320,118	$11,620,487	$(10,780,094)	$1,180,985

See Notes to Financial Statements

 MIKROS SYSTEMS CORPORATION

Statements of Cash Flows

	Years Ended December 31,
	2013	2012

Cash flow from operating activities:
Net (loss) income	$(147,482)	$227,109

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	5,798	9,993
Deferred tax (benefit) expense	(59,000)	(2,000)

Share-based compensation expense	13,567	31,434
Net changes in assets and liabilities
Decrease in receivables on government contracts	742,983	315,680
Increase in prepaid expenses and other current assets	(37,170)	(1,042)

Decrease in accrued payroll and payroll taxes	(107,546)	(91,059)

Decrease in accounts payable and accrued expenses	(227,957)	(545,188)

Decrease in accrued warranty expense	(34,465)	(16,745)

Decrease increase in long-term liabilities	(2,980)	(1,252)

Net cash provided by (used in) operating activities	145,748	(73,070)
Cash flow from investing activities:
Purchase of property and equipment	(4,742)	(3,346)
Net cash used in investing activities	(4,742)	(3,346)
Net increase (decrease) in cash and cash equivalents	141,006	(76,416)
Cash and cash equivalents, beginning of period	887,140	963,556
Cash and cash equivalents, end of period	$1,028,146	$887,140

Supplemental cash flows information:
Cash paid during the period for income taxes	$10,069	$31,000

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

Concentrations of credit risk

Substantially all of the Company’s revenue is derived from Small Business Innovation Research (“SBIR”) and Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contracts for the Federal government.  Approximately 98% and 96% of revenues in 2013 and 2012, respectively, were realized in connection with task orders issued under the IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units.  Although the Company’s operations are not subject to any particular government approval or regulations, the Company is dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which the Company competes.

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company maintains its cash primarily in investment accounts within large financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000 per bank. At times, the Company’s cash and cash equivalent balances may exceed the FDIC insured limits. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

Receivables on government contracts are stated at outstanding balances, less an allowance for doubtful accounts, if necessary.  The allowance for doubtful accounts is established through provisions charged against operations.  Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change.  Unpaid balances remaining after the stated payment terms are considered past due.  All of our business is conducted with the Federal government in which nonpayment for awarded contracts is unlikely.  No allowance for doubtful accounts was deemed necessary by management at December 31, 2013 and 2012, respectively.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of three years. Depreciation expense amounted to $4,336 and $5,548 for the years ended December 31, 2013 and 2012, respectively, and is included in engineering expense.

Furniture and fixtures are stated at cost.  Depreciation expense is computed using the straight-line method based on estimated useful lives of seven years.  Depreciation expense amounted to $1,323 for each of the years ended December 31, 2013 and 2012, and is included in engineering expense.

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

For each of the years ended December 31, 2013 and 2012, amortization expense amounted to $139 and $3,122, respectively, which related to the cost of the patents and trademarks. These costs are being amortized over their 10 year legal lives.  Amortization expense for 2014 through 2015 will be $138 per year and $72 in 2016.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2013 or 2012.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Revenue Recognition

The Company is a party to research and development contracts with the Federal government to develop certain technology to be utilized by the US Department of Defense. The contracts are cost plus fixed fee contracts and revenue is recognized on the basis of such measurement of partial performance as will reflect reasonably assured realization or delivery of completed articles. Fees earned under the Company’s contracts may also be accrued as they are billable, under the terms of the agreements, unless such accrual is not reasonably related to the proportionate performance of the total work or services to be performed by the Company from inception to completion. Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog includes future ADEPT units to be developed and delivered to the Federal government.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2013 and 2012, the Company had unbilled revenues of $16,130 and $0, respectively and is recorded within receivables on government contracts in the Company’s balance sheet.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of December 31, 2013 and 2012, the Company had no advanced billings. Under the IDIQ agreement, the Company delivered 41 units during the year ended December 31, 2013.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period, which is 12 months following delivery and acceptance of production units by the government.  The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  The Company had a net warranty recovery, which is a component of the Company’s cost of sales of $15,500 and $7,900 for the years ended December 31, 2013 and 2012, respectively.  Since the inception of the IDIQ contract in March 2010, the Company has delivered 122 ADEPT units.  As of December 31, 2013, there are 41 ADEPT units that remain under the limited warranty coverage.  The Company had an accrued warranty expense liability of $35,190 and $69,655 at December 31, 2013 and 2012, respectively.

The following table reflects the reserve for product warranty activity for the years ended December 31:

	2013	2012

Reserve for product warranty, beginning of period	$69,655	$86,400
Provision for product warranty	42,300	24,500
Product warranty expirations	(57,800)	(32,400)
Product warranty costs paid	(18,965)	(8,845)
Reserve for product warranty, end of period	$35,190	$69,655

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $81,598 and $59,245 for the years ended December 31, 2013 and 2012, respectively.

Share-based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. During 2013, the Company issued 35,000 stock options. There were no equity compensation awards issued for the year ended December 31, 2012.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of share-based awards.  Expected volatility is based on historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

2013

5 year options

Expected Life	6.5
Expected volatility	123.3%
Risk-free interest rate	0.75%

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

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2013 and 2012.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties, such penalties will be included as an operating expense.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Earnings (loss) per share

Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method for options and if-converted method for convertible preferred securities.  Potentially dilutive securities include employee stock options, Series B Preferred Stock, and Convertible Preferred Stock (see “Note 3. Redeemable Series C Preferred Stock and Shareholders’ Equity" below for information about the Series B Preferred Stock and Convertible Preferred Stock).

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Shares of the Company's Convertible Preferred Stock are considered participating securities since they contain a non-forfeitable right to dividends and distributions with common shareholders.  ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the Company's stock options are not considered to be participating securities. Dividends on common stock were not declared in 2013 or 2012.

Recently Issued Accounting Standards

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

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 3 – Redeemable Series C Preferred Stock and Shareholders’ Equity

Redeemable Series C Preferred Stock

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock and is subject to redemption at the Company’s option at any time if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets.  Each share is entitled to cast one vote on all matters to be voted on by the Company’s shareholders.  Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder, and the holders of Redeemable Series C Preferred Stock will not be entitled to any further payment. The redemption price is $16.09 per share. The Redeemable Series C Preferred Stock stock is subject to redemption under certain “deemed liquidation” events, as defined, and as such, the convertible preferred stock is considered contingently redeemable for accounting purposes. Accordingly, the convertible preferred stock has been recorded within temporary equity in the Company’s financial statements.

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends.  As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000.  Such waiver does not affect dividends accrued through December 31, 2005.  Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at December 31, 2013 and are included in the liquidation value of $1,518,000.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 4 – Income Taxes

The income tax provision is comprised of the following for the years ended December 31:

	2013	2012

Current state tax expense	$1,393	$28,675
Deferred federal tax expense (benefit)	(59,000)	(2,000)

Income tax expense (benefit)	$(57,607)	$26,675

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2013	2012

Federal statutory rate	34.0%	34.0%
State taxes	(0.5)	7.4
Nondeductible/Nontaxable Items	(8.3)	7.0
Change in federal valuation allowance asset	2.9	(37.9)
Effective tax rate	28.1%	10.5%

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Total available net operating loss carry forwards at December 31, 2013 are reflected in the following schedule:

Year of Expiration	Available for Federal Tax Purposes

2019	$306,757
2021	76,872
2022	40,330
2023	106,651
2033	183,310
$713,920

During 2013, the Company generated federal net operating loss carryforwards of approximately $180,000. The Company’s valuation allowance associated with the related deferred tax assets was increased by approximately $7,000 in 2013 and decreased by approximately $109,000 in 2012.  The change in our valuation allowance for 2013 and 2012 was attributable to the expected profitability on contracts being fulfilled as of the end of each period.

  Deferred tax assets consist of the following as of December 31:

	2013	2012

Deferred tax asset:
Fixed assets and other	$108,137	$122,148
Net operating loss carryforwards	252,878	180,407
Research and development credit	12,041	4,802
Valuation allowance	(291,056)	(284,357)

Net deferred tax asset	$82,000	$23,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers both positive and negative evidence in making this assessment, including the future reversal of existing temporary taxable differences, projected future taxable income, the recent expiration of unused net operating losses and tax planning strategies.  Due to the Company’s inability to project future taxable income over the periods in which the deferred tax assets may become deductible, management does not believe it is more likely than not that the Company will realize the entire benefit of its deferred tax assets. As a result, management believes the maintenance of a valuation allowance is required at December 31, 2013 against that portion of the Company’s net deferred tax asset that may not be realized.

The Company continues to analyze its income tax positions and no significant income tax uncertainties were identified in 2013 and 2012. Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2013 and 2012. The Company is not currently under examination by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2010 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2007.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 5 – Share-Based Compensation

2007 Stock Incentive Option Plan

In October 2007, March 2008 and July 2009, the Company issued options to purchase 420,000, 10,000 and 345,000 shares, respectively, of the Company’s common stock under the Company’s 2007 Stock Incentive Plan.  The options vest over a five year period and are exercisable at $0.20 to $0.62 per share, the last sales price of the Company’s common stock as reported on the OTCBB on the date of grant.  There were 35,000 shares issued during the year ended December 31, 2013. No shares were issued during 2012.  A summary of the status of the Company’s 2007 Stock Incentive Plan as of December 31, 2013 and 2012 is presented below.

	2013

	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	690,000	$0.39	5.61
Granted	35,000	0.05
Exercised	-	-
Forfeited / Cancelled	(80,000)	0.37
Options outstanding - end of year	645,000	$0.38	4.79
Options exercisable - December 31, 2013	605,000	$0.39	4.56

	2012

	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	690,000	$0.39	6.60
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	-	-
Options outstanding - end of year	690,000	$0.39	5.61
Options exercisable - December 31, 2012	588,000	$0.42	5.46

The aggregate intrinsic value of options outstanding at December 31, 2013 and 2012 under the 2007 Stock Incentive Plan was $1,750 and $0, respectively.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2013 and 2012.  The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes Merton option pricing model.

There were a total of 40,000 and 102,000 unvested options at December 31, 2013 and 2012, respectively.  The total fair value of unvested options as of December 31, 2013 and 2012 was approximately $1,300 and $19,140, respectively.  For the year ended December 31, 2013 and 2012, the Company recognized share-based compensation expense of $9,552 and $26,159, respectively.  As of December 31, 2013 and 2012, there was approximately $4,181 and $15,839, respectively, of unamortized stock option compensation expense.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Restricted Stock

The Company did not grant any restricted stock awards during 2013 or 2012. During 2013 and 2012 there were restricted shares forfeitures of 27,000 and 5,000, respectively.   There were 56,000 and 59,000 restricted shares that vested during 2013 and 2012, respectively.  For the years ended December 31, 2013 and 2012, the Company recognized $4,015 and $5,275 of share-based compensation expense.  As of December 31, 2013, there were 103,000 restricted stock awards outstanding and $6,328 of unrecognized share-based compensation expense that will be recognized in future periods.

Note 6 – Debt

During the quarter ended June 30, 2013, the Company renewed its line of credit agreement with Sun National Bank and increased its borrowing capacity to $500,000. The facility matures on June 30, 2014 and accrues interest at a variable rate equal to the bank’s prime rate plus 250 basis points with a minimum interest rate of 4.500% per annum.  At December 31, 2013, the interest rate was 5.75%. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of the Company’s assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative covenants and a net worth financial covenant.  As of December 31, 2013 and the date of this report, the Company’s borrowing capacity under the facility was $403,310, there were no amounts outstanding, and the Company was in compliance with all covenants.

Note 7 – Earnings (Loss) Per Share

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

The Company’s calculation of earnings per share is as follows:

	2013	2012
Basic earnings (loss) per common share:
Net income (loss) applicable to common shareholders – basic	$(147,482)	$227,109
Portion allocable to common shareholders	100.0%	99.2%
Net income (loss) allocable to common shareholders	(147,482)	225,292
Weighted average basic shares outstanding	31,843,704	31,872,617
Basic earnings per share	$-	$0.01

Dilutive earnings (loss) per common share:
Net income (loss) allocable to common shareholders	(147,482)	225,292
Add: undistributed earnings allocated to participating securities	-	1,817
Numerator for diluted earnings (loss) per common share	(147,482)	227,109
Weighted average basic shares outstanding	31,843,704	31,872,617
Diluted effect:
Unvested restricted stock awards	-	186,000
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	-	255,000
Weighted average dilutive shares outstanding	31,843,704	35,620,916
Dilutive earnings (loss) per share	$-	$0.01

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The table below sets forth the calculation of the percentage of net earnings (loss) allocable to common shareholders under the two-class method:

	2013	2012
Numerator:
Weighted average participating common shares	31,843,704	31,872,617
Denominator:
Weighted average participating common shares	31,843,704	31,872,617
Add: Weighted average shares of Convertible Preferred Stock	-	255,000
Weighted average participating shares	31,843,704	32,127,617
Portion allocable to common shareholders	100.0%	99.2%

Diluted earnings(loss) per share for the years ended December 31, 2013 and 2012 do not reflect following potential common shares, as the effect would be antidilutive.

	Years Ended December 31,
	2013	2012
Stock options	645,000	690,000

Unvested restricted stock awards	103,000	-
Convertible preferred stock	3,562,299	-

Total	4,310,299	690,000

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 8 - Commitments

The Company’s principal executive offices are located in Princeton, New Jersey. Monthly rent is $75.

The engineering research, design and development facility is located in Fort Washington, Pennsylvania where the Company leases general office space under a lease agreement that was renewed in December 2010 and terminates in February 2016.   The rent under the initial year was approximately $51,421 with a 30% increase in the second year and 2% - 3% increases each year thereafter.  Rent is being expensed on a straight-line basis over the term of the lease.

The Company also leases a facility in Largo, Florida which supports production of the ADEPT product line and quality assurance, field support, and life cycle management.  In February 2014, the Company renewed the lease for a period of one year at a monthly rent of $2,143.

Total rent expense during 2013 and 2012 was $106,521 and $101,240, respectively.  The Company has $154,135 in future obligations under non-cancellable operating leases that are due as follows:

2014	70,088
2015	71,814
2016	12,233
$154,135

Note 9 – Related Party Transactions

Ocean Power Technologies, Inc. operates as a subcontractor to the Company. Thomas Meaney, the Company’s President and Chief Financial Officer and member of the Company’s board of directors, also served as a director of Ocean Power Technologies, Inc. through October 2012. For the year ended December 31, 2012, the Company incurred subcontractor expenses of $49,588.

Paul Casner, the Chairman of the Company’s Board of Directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation.  During 2013 and 2012, Atair provided subcontracting services to the Company in designing the chassis component within the ADEPT units.  The Company incurred subcontracting service costs from Atair of $77,935 and $188,197 during the years ended December 31, 2013 and 2012, respectively.