Form 10-Q
period 2014-03-31
MIKROS SYSTEMS CORP
filed 2014-05-15
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,018,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 14, 2014.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	1

	Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013 (unaudited)	2

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	3

	Notes To Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits	11

	SIGNATURES	12

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION

CONDENSED BALANCE SHEET

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$893,577	$1,028,146
Receivables on government contracts	471,754	419,440
Prepaid expenses and other current assets	107,283	69,058
Total current assets	1,472,614	1,516,644
Property and equipment:
Equipment	49,981	45,157
Furniture & fixtures	10,870	9,264
Less: accumulated depreciation	(48,994)	(47,697)
Property and equipment, net	11,857	6,724
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(1,070)	(1,035)
Intangible assets, net	313	348
Deferred tax assets	111,907	82,000
Total assets	$1,596,691	$1,605,716
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$149,674	$165,543
Accounts payable and accrued expenses	138,962	131,072
Accrued warranty expense	39,121	35,190
Total current liabilities	327,757	331,805
Long-term liabilities	11,335	12,476
Total liabilities	339,092	344,281

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,018,753 shares and 32,011,753 shares at March 31, 2014 and December 31, 2013, respectively	320,121	320,118
Capital in excess of par value	11,624,682	11,620,487
Accumulated deficit	(10,788,128)	(10,780,094)
Total shareholders' equity	1,177,149	1,180,985
Total liabilities and shareholders' equity	$1,596,691	$1,605,716

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended,
	March 31, 2014	March 31, 2013

Contract Revenues	$883,340	$902,196

Cost of sales	412,679	461,951

Gross profit	470,661	440,245

Expenses:
Engineering	225,902	201,898
General and administrative	284,131	263,393

Total expenses	510,033	465,291

Loss from operations	(39,372)	(25,046)

Interest income	128	20

Net loss before income taxes	(39,244)	(25,026)

Income tax benefit	(31,210)	(5,400)

Net loss	$(8,034)	$(19,626)

Other comprehensive loss	-	-
Comprehensive loss	$(8,034)	$(19,626)

Loss per common share – basic and diluted	$-	$-

Basic weighted average number of common shares outstanding	31,884,320	31,825,503

Diluted weighted average number of common shares outstanding	31,884,320	31,825,503

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended,
	March 31, 2014	March 31, 2013

Cash flows from operating activities
Net loss	$(8,034)	$(19,626)
Adjustments to reconcile net loss income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,332	1,349
Deferred tax benefit	(29,907)	(2,400)
Share-based compensation expense	3,848	3,873
Changes in assets and liabilities:
(Increase) decrease in receivables on government contracts	(52,314)	833,647
Increase in prepaid expenses and other current assets	(38,225)	(24,581)
Decrease in accrued payroll and payroll taxes	(15,869)	(137,936)
Increase (decrease) in accounts payable and accrued expenses	7,890	(316,150)
Increase in accrued warranty expense	3,931	16,538
Decrease in long-term liabilities	(1,141)	(709)
Net cash (used in) provided by operating activities	(128,489)	354,005
Cash flows from investing activities:
Purchase of property and equipment	(6,430)	-
Net cash used in investing activities	(6,430)	-
Cash flows from financing activities:
Proceeds received upon the exercise of stock options	350	-
Net cash provided by financing activities	350	-
Net (decrease) increase in cash and cash equivalents	(134,569)	354,005
Cash and cash equivalents, beginning of period	1,028,146	887,140
Cash and cash equivalents, end of period	$893,577	$1,241,145

See Notes to Unaudited Condensed Financial Statements

MIKROS SYSTEMS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2014, and the results of its operations and its cash flows for the three months ended March 31, 2014 and 2013. Changes in the Company’s stockholders’ equity from December 31, 2013 are a result of share-based compensation expense of $3,848, proceeds received upon the exercise of options for $350, and a net loss of $8,034 for the three months ended March 31, 2014.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – Recent Accounting Pronouncements

There have been no developments to recently issued  accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

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

Unbilled revenue reflects work performed, but not yet billed at the time, per contractual requirements. As of March 31, 2014 and 2013, the Company had unbilled revenues of $16,130 and $15,289, respectively, which are included in accounts receivable.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of March 31, 2014 and 2013, the Company had no advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  During the three months ended March 31, 2014 and 2013, the Company recognized warranty expense of $4,600 and $26,000, respectively.   Since the inception of the IDIQ contract in March 2010, the Company has delivered 122 ADEPT units.  As of March 31, 2014, there are 41 ADEPT units that remain under the limited warranty coverage.  As of March 31, 2014 and December 31, 2013, the Company had an accrued warranty expense of $39,121 and $35,190, respectively.

MIKROS SYSTEMS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Research and Development Costs

Research and Development expenditures for the research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $1,649 and $22,670 for the three months ended March 31, 2014 and 2013, respectively.

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

The table below sets forth the calculation of the percentage of net earnings (loss) allocable to common shareholders under the two-class method:

	Three Months Ended,
	March 31, 2014	March 31, 2013
Numerator:
Weighted average participating common shares	31,884,320	31,825,503
Denominator:
Weighted average participating common shares	31,884,320	31,825,503
Add: Weighted average shares of Convertible Preferred Stock	-	-
Weighted average participating shares	31,884,320	31,825,503
Portion allocable to common shareholders	100.0%	100.0%

Diluted earnings(loss) per share for the years ended December 31, 2013 and 2012 do not reflect the following potential common shares, as the effect would be antidilutive.

	Years Ended March 31,
	2014	2013
Stock options	638,000	725,000

Unvested restricted stock awards	89,000	-
Convertible preferred stock	3,562,299	3,562,299

Total	4,289,299	4,287,299

NOTE 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $29,907 and $2,400 during the three months ended March 31, 2014 and 2013, respectively.  The change in deferred tax assets is attributable to the change in the valuation allowance as the Company anticipates annual earnings from operations to continue.

MIKROS SYSTEMS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – Share Based Compensation

During the three months ended March 31, 2014 and 2013, the Company issued 0 and 35,000 stock option awards, respectively. For the three months ended March 31, 2014, 7,000 shares were exercised for proceeds in the amount of $350.  In accordance with the recognition provisions of the Financial Accounting Standards Board’s Accounting Standards Codification 718, Share-Based Payments, the Company recorded the fair value of the options issued at $0.02 per share.  The fair value of the options granted in 2013 was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.75%, volatility of 123.3%, and an expected term of 6.5 years.  The Company recognized stock-based compensation expense for stock options of $3,027 and $2,545 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 and 2013, there were outstanding options to purchase 638,000 and 725,000 shares of common stock, respectively. The intrinsic value of the options as of March 31, 2014 is $1,372.

As of March 31, 2014 and 2013, there were 103,000 and 245,000 restricted stock awards outstanding, respectively.  The Company recognized stock-based compensation expense for restricted stock of $821 and of $1,328 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $2,480 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in future periods.

NOTE 7 – Related Party Transactions

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation.  In 2013, Atair provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units.  During the three months ended March 31, 2014 and 2013, the Company incurred subcontracting service costs from Atair of $24,689 and $49,464, respectively.

NOTE 8 – Debt

The Company has a $500,000 line of credit agreement with Sun National Bank. The facility matures on June 30, 2014 and accrues interest at a variable rate equal to the bank’s prime rate plus 250 basis points with a minimum annual interest rate of 4.5% per annum. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of the Company’s assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days. The facility contains customary affirmative and negative covenants and a net worth financial covenant. As of March 31, 2014 and the date of this report, the borrowing capacity under the facility was $455,624, there were no amounts outstanding, and the Company was in compliance with all covenants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; continuation of the Federal automatic sequestration cuts; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development; delays in the development of products; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2014 and 2013.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

ADEPT® Our primary source of revenue is sales of our Adaptive Diagnostic Electronic Portable Testset, or ADEPT®, to the United States Navy. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness. ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard system, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts. We are currently extending the ADEPT system to a second Navy radar system that will help optimize performance for the Ballistic Missile Defense mission.

ADSSS In 2013, we developed a second-generation of our Adaptive Distance Support Sensor Suite, or ADSSS, for the Littoral Combat Ship (LCS).  ADSSS is a network-enabled system which can be configured to monitor many shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. This development program remains on schedule in-house and initial shipboard testing is planned for Summer 2015. We expect ADSSS to be used on both variants of the LCS which is currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

Contracts

On March 19, 2010, we were awarded and entered into a multi-year Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with the Naval Surface Warfare Center related to our ADEPT product.  The contract is for a term of five years and provides for the purchase and sale of up to $26,000,000 of ADEPT units and related engineering and logistics support.   For the three months ended March 31, 2014 and 2013, we realized revenues of $883,000 and $884,000, respectively, related to the ADEPT production orders.  We expect additional delivery orders during the remaining term of the contract.  It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

In June 2013, we were awarded a $2,803,845 service contract with Condition-Based Maintenance (“CBM”) for LCS Systems using the Adaptive Distance Support Sensor Suite, or ADSSS. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units, provide enhanced automated data collection and processing capabilities, and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components.

In August 2013, we were awarded a $5,492,143 service contract under our IDIQ contract to provide necessary research, development, and program management and implementation of improvements to ADEPT units. We received an initial commitment of $842,612 under this service contract which has been increased to $2,117,543 as of March 27, 2014.

In January 2014, we were awarded a $492,661 contract by the U.S. Navy that will extend the ADEPT system to a second Navy radar system which will help optimize performance for the Ballistic Missile Defense mission.

It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future contracts. In addition, our contracts with the Federal government contain unfavorable termination provisions and are subject to audit and modification.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue in 2014, and expected revenue over the next nine months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace.  This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular phone service providers and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products such as ADEPT, we will develop key relationships with prime defense contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

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

During the past two fiscal years, the combination of spending caps, discretionary spending cuts, sequestration and further proposed reductions in defense spending has caused, and may in the future continue to cause, delays in funding certain projects. This has and may continue to adversely impact our revenues and profits.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.   As of March 31, 2014, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended March 31, 2014 and 2013

We generated revenues of $883,340 during the three months ended March 31, 2014 compared to $902,196 during the three months ended March 31, 2014, a decrease of $18,856, or 2%.  The decrease was primarily due to a decrease of deliverable ADEPT units.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs.   Cost of sales for the three months ended March 31, 2014 was $412,679 compared to $461,951 for the three months ended March 31, 2013, a decrease of $49,272, or 11%.  The decrease was primarily due to lower direct costs of $27,872, including subcontractor cost resulting from redesign of our ADEPT chassis, outsourcing of certain development and production stages of our ADEPT units, and a decrease in our warranty provision of $21,400 due to the timing of units shipped during the first quarter of 2014 compared to 2013.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended March 31, 2014 were $225,902 compared to $201,898 for the three months ended March 31, 2013, an increase of $24,004, or 12%.  The increase was primarily due to the increase in payroll expense and medical insurance.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended March 31, 2014 were $284,131 compared to $263,393 for the three months ended March 31, 2013, an increase of $20,738, or 8%.  The increase was primarily due to an increase in bid and proposal costs and professional fees.

At March 31, 2014, we estimate our annual effective tax rate for 2014 to be 50.4%.  We are recognizing a tax benefit of $31,210 for the quarter ended March 31, 2014 primarily due to expected net income for the remainder of 2014 and the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  At March 31, 2014, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  As of March 31, 2014, we had net operating loss carryforwards of $713,920, which will begin expiring in 2019 if not utilized.

We incurred a net loss of $8,034 during the three months ended March 31, 2014 as compared to a net loss of $19,626 during the three months ended March 31, 2013.  The decrease in the loss was primarily due to a higher tax benefit and a reduction in cost of sales for the three months ended March 31, 2014, offset by an increase in total expenses.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

As of March 31, 2014, we had cash and cash equivalents of $893,577 and net working capital of $1,144,857.  During the three months ended March 31, 2014, net cash used in operating activities was $128,489 compared to net cash provided by operating activities of $354,005 during the three months ended March 31, 2013.  The decrease was attributable primarily to timing of payments related to our operating assets and liabilities. We experienced an increase in accounts receivable as a result of receiving less payments, increases in accounts payable and accrued expenses, due to the timing of our vendor payments and decreases in accrued payroll and payroll taxes. This was due to a decrease in accrued incentive compensation accruals of $36,000 for the three months ended March 31, 2014.

During the three months ended March 31, 2014, net cash used in investment was $6,430 and attributable to capital expenditures.

During the three months ended March 31, 2014, net cash provided by financing was $350 and attributable to the exercise of stock options.

We have a $500,000 credit facility with Sun National Bank.  The facility matures on June 30, 2014 and accrues interest at a variable rate equal to the bank’s prime rate plus 250 basis points with a minimum annual interest rate of 4.5%. Principal borrowings may be prepaid at any time without penalty, and the facility is secured by substantially all of our assets. Borrowings under the facility are limited to a percentage of aggregate outstanding receivables that are due within 90 days.  The facility contains customary affirmative and negative nonfinancial covenants and a net worth financial covenant.  As of March 31, 2014 and the date of this report, our borrowing capacity under the facility was $455,624, there were no amounts outstanding, and we were in compliance with all covenants.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of March 31, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

May 15, 2014	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President and Chief Financial Officer