Form 10-Q
period 2014-06-30
MIKROS SYSTEMS CORP
filed 2014-08-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,018,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 14, 2014.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	1

	Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	2

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits	15

	Signatures	16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Mikros Systems Corporation

Condensed Balance Sheets

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,081,190	$1,028,146
Receivables on government contracts	577,147	419,440
Prepaid expenses and other current assets	96,363	69,058
Total current assets	1,754,700	1,516,644
Property and equipment:
Equipment	51,583	45,157
Furniture & fixtures	14,728	9,264
Less: accumulated depreciation	(50,750)	(47,697)
Property and equipment, net	15,561	6,724
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(1,104)	(1,035)
Intangible assets, net	279	348
Deferred tax assets	67,098	82,000
Total assets	$1,837,638	$1,605,716
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$293,530	$165,543
Accounts payable and accrued expenses	97,919	131,072
Accrued warranty expense	44,244	35,190
Total current liabilities	435,693	331,805
Long-term liabilities	10,195	12,476
Total liabilities	445,888	344,281
Commitments and contingencies (Note 8)
Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,018,753 shares and 32,011,753 shares at June 30, 2014 and December 31, 2013, respectively	320,188	320,118
Capital in excess of par value	11,628,483	11,620,487
Accumulated deficit	(10,657,845)	(10,780,094)
Total shareholders' equity	1,311,300	1,180,985
Total liabilities and shareholders' equity	$1,837,638	$1,605,716

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income (Loss)

 (unaudited)

	Three Months Ended,		Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Contract revenues	$1,209,802	$367,558	$2,093,142	$1,269,754

Cost of sales	439,701	215,442	852,380	677,393

Gross margin	770,101	152,116	1,240,762	592,361

Expenses:
Engineering	276,751	203,109	502,653	405,007
General and administrative	308,504	285,006	592,635	548,396

Total expenses	585,255	488,115	1,095,288	953,403

Income (loss) from operations	184,846	(335,999)	145,474	(361,042)

Interest income	93	-	221	17

Net income (loss) before income taxes	184,939	(335,999)	145,695	(361,025)

Income tax expense (benefit)	54,656	(154,814)	23,446	(160,214)

Net income (loss)	$130,283	$(181,185)	$122,249	$(200,811)

Other comprehensive income (loss)	-	-	-	-

Comprehensive income (loss)	$130,283	$(181,185)	$122,249	$(200,811)

Income (Loss) per common share - basic	$-	$(0.01)	$-	$(0.01)

Basic weighted average number of shares outstanding	31,888,753	31,825,753	31,886,549	31,825,753

Income (Loss) per common share - diluted	$-	$(0.01)	$-	$(0.01)

Diluted weighted average number of shares outstanding	35,469,052	31,825,753	35,465,181	31,825,753

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net income (loss)	$122,249	$(200,811)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,122	2,786
Deferred tax expense (benefit)	14,902	(116,214)
Share-based compensation expense	7,716	7,562
Changes in operating assets and liabilities:
(Increase) decrease in receivables on government contracts	(157,707)	896,961
Increase in prepaid expenses and other current assets	(27,305)	(74,953)
Increase (decrease) in accrued payroll and payroll taxes	127,987	(157,752)
Decrease in accounts payable and accrued expenses	(33,153)	(207,133)
Increase in accrued warranty expense	9,054	17,795
Decrease in long-term liabilities	(2,281)	(1,418)
Net cash provided by operating activities	64,584	166,823
Cash flows from investing activities:
Purchase of property and equipment	(11,890)	(1,500)
Net cash used in investing activities:	(11,890)	(1,500)
Cash flows from financing activities:
Proceeds received upon the exercise of stock options	350	-
Net cash provided by financing activities	350	-
Net increase in cash and cash equivalents	53,044	165,323
Cash and cash equivalents, beginning of period	1,028,146	887,140
Cash and cash equivalents, end of period	$1,081,190	$1,052,463
Supplemental cash flow information:
Cash paid during the period for income taxes	$558	$10,065

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2014, and the results of its operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. Changes in the Company’s stockholders’ equity from December 31, 2013 to June 30, 2014 are a result of share-based compensation expense of $7,716, proceeds received upon the exercise of options of $350, and net income of $122,249.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers”. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact of this amendment to its financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

Note 3 – Significant Accounting Policies

Revenue Recognition

The Company is engaged in research and development contracts with the federal government to develop certain technology to be utilized by the U.S. Department of Defense (“DoD”). The contracts are cost plus fixed fee contracts and revenue is recognized on the basis of such measurement of partial performance as will reflect reasonably assured realization or delivery of completed articles. Fees earned under the Company’s contracts may also be accrued as they are billable, under the terms of the agreements, unless such accrual is not reasonably related to the proportionate performance of the total work or services to be performed by the Company from inception to completion. Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government.  Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed.  The Company’s backlog includes future Adaptive Diagnostic Electronic Portable Testset (“ADEPT”) units to be developed and delivered to the Federal government.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. The Company had unbilled revenues of $16,130 included in accounts receivable as of June 30, 2014 and December 31, 2013, respectively.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of June 30, 2014 and December 31, 2013, the Company had no advanced billings.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended June 30, 2014 and 2013, the Company recognized warranty expense of $5,600 and $5,800, respectively, and $10,200 and $31,800 for the six months ended June 30, 2014 and 2013, respectively.  Since the inception of the IDIQ contract in March 2010, the Company has delivered 125 ADEPT units.  As of June 30, 2014, there are 44 ADEPT units that remain under the limited warranty coverage.  As of June 30, 2014 and December 31, 2013, the Company had an accrued warranty expense of $44,244 and $35,190, respectively.

The following table reflects the reserve for product warranty activity as of June 30, 2014 and December 31, 2013:

	2014	2013

Reserve for product warranty, beginning of period	$35,190	$69,655
Provision for product warranty	10,200	42,300
Product warranty expirations	-	(57,800)
Product warranty costs paid	(1,146)	(18,965)
Reserve for product warranty, end of period	$44,244	$35,190

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $1,649 and $52,814 for the three months ended June 30, 2014 and 2013, respectively, and $3,297 and $75,484, for the six months ended June 30, 2014 and 2013, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 4 – Income (Loss) Per Share

For periods with net income, net income per common share information is computed using the two-class method. Under the two-class method, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Basic net loss attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current period earnings that the preferred shareholders would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares have no obligation to fund losses.

The table below sets forth the calculation of the percentage of net earnings (loss) allocable to common shareholders under the two-class method:

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Basic Income (Loss) Per Share:
Net income (loss) applicable to common shareholders - basic	$130,283	$(181,185)	$122,249	$(200,811)
Portion allocable to common shareholders	99.2%	100.0%	99.2%	100.0%
Net earnings (losses) allocable to common shareholders	129,242	(181,185)	121,271	(200,811)
Weighted average basic shares outstanding	31,888,753	31,825,753	31,886,549	31,825,753
Basic income (loss) per share	$-	$(0.01)	$-	$(0.01)

Dilutive Income (Loss) Per Share:
Net income (loss) applicable to common shareholders	129,242	(181,185)	121,271	(200,811)
Add: undistributed earnings allocated to participating securities	1,042	-	978	-
Numerator for diluted income (loss) per share	130,283	(181,185)	122,249	(200,811)

Weighted average shares outstanding - basic	31,888,753	31,825,753	31,886,549	31,825,753
Diluted effect:
Stock options	18,000	-	16,333	-
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	-	3,307,299	-
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	-	255,000	-
Weighted average dilutive shares outstanding	35,469,052	31,825,753	35,465,181	31,825,753
Dilutive income (loss) per share	$-	$(0.01)	$-	$(0.01)

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Weighted average participating common shares	31,888,753	31,825,753	31,886,549	31,825,753
Denominator:
Weighted average participating common shares
Add: Weighted average shares of Convertible Preferred Stock	255,000	-	255,000	-
Weighted average participating shares	32,143,753	31,825,753	32,141,549	31,825,753
Portion allocable to common shareholders	99.2%	100.0%	99.2%	100.0%

 Diluted net income (loss) per share for the three and six months ended June 30, 2014 and 2013 does not reflect the following potential common shares, as the effect would be antidilutive.

	June 30, 2014	June 30, 2013
Stock options	610,000	721,000
Unvested portion of restricted stock	75,000	174,000
Convertible preferred stock	-	3,562,299
	685,000	4,457,299

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $14,902 during the six months ended June 30, 2014. The net deferred tax assets increased by $116,214 during the six months ended June 30, 2013.   The change in deferred tax assets is attributable to the change in the valuation allowance as the Company anticipates annual earnings from operations to continue.

Note 6 – Share-Based Compensation

A summary of the status of the Company’s 2007 Stock Incentive Plan as of June 30, 2014 is presented below.

	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - December 31, 2013	645,000	$0.38	4.79
Granted	-	-
Exercised	(7,000)	0.05
Forfeited	-	-
Options outstanding – June 30, 2014	638,000	$0.38	4.26
Options exercisable – June 30, 2014	567,000	$0.33	3.99

During the three and six months ended June 30, 2014 and 2013, the Company issued 0 and 35,000 stock option awards, respectively. In accordance with the recognition provisions of the FASB’s Accounting Standards Codification 718, Share-Based Payments, the Company recorded the fair value of the options issued at $0.02 per share. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.75%, volatility of 123.3%, and an expected term of 6.5 years. The Company recognized stock-based compensation expense for stock options of $2,850 and $2,361 for the three months ended June 30, 2014 and 2013, respectively. The Company recognized stock-based compensation expense for stock options of $5,680 and $4,906 for the six months ended June 30, 2014 and 2013, respectively. The intrinsic value of the options as of June 30, 2014 is $1,372.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

As of June 30, 2014 and 2013, there were 103,000 and 174,000 restricted stock awards outstanding, respectively.  The Company recognized stock-based compensation expense for restricted stock of $1,018 and $1,328 for the three months ended June 30, 2014 and 2013, respectively. The Company recognized stock-based compensation expense for restricted stock of $2,036 and $2,656 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $4,887 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in a future weighted average period of 1.91 years.

Note 7 – Related Party Transactions

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation.  Atair provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units.  During the three months ended June 30, 2014 and 2013, the Company incurred subcontracting service costs from Atair of $2,000 and $21,205, respectively. During the six months ended June 30, 2014 and 2013, the Company incurred subcontracting service costs from Atair of $26,689 and $70,670, respectively.

Note 8 – Commitments and Contingencies

The Company had a $500,000 line of credit agreement with Sun National Bank. The facility expired on June 30, 2014. There were no borrowings or payments related to this facility during the six months ended June 30, 2014 and 2013 and the Company was in compliance with all the customary affirmative and negative covenants including its net worth financial covenant. The Company is currently pursuing a new credit facility.

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

Item 2.   Management’s Discussion and Analysis of Financial Position and Results of Operations.

Mikros Systems Corporation (“Mikros,” the “Company,” “we” or “us”) is an advanced technology company specializing in the research, development and production of electronic systems, primarily for military applications.  Classified by the Department of Defense (“DoD”) as a small business, our capabilities include technology management, electronic systems engineering and integration, radar systems engineering, command, control, communications, computers and intelligence (“C4I”) systems engineering, and communications engineering.

Overview

Our primary business focus is to pursue SBIR and other research and development programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products and services.  Since 2002, we have been awarded several Phase I, II, and III SBIR contracts.

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2014 and 2013.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

ADEPT®

Our primary source of revenue is sales of our Adaptive Diagnostic Electronic Portable Testset, or ADEPT, to the United States Navy. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness. ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard system, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts. We are currently extending the ADEPT system to a second Navy radar system.

ADSSS

In 2013, we developed a second-generation of our Adaptive Distance Support Sensor Suite, or ADSSS, for the Littoral Combat Ship (LCS).  ADSSS is a network-enabled system which can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. This development program remains on schedule in-house and initial shipboard testing is planned for Summer 2015. We expect ADSSS to be used on both variants of the LCS which is currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

Contracts

On March 19, 2010, we were awarded and entered into a multi-year Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with the Naval Surface Warfare Center, Crane IN related to our ADEPT product.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support.   We realized revenues related to the ADEPT production and support services of $1.2 million and $0.4 million during the three months ended June 30, 2014 and 2013, respectively, and $2.1 million and $1.3 million during the six months ended June 30, 2014 and 2013, respectively.  We expect additional delivery orders during the remaining term of the contract.  It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

In June 2013, we were awarded a $2.8 million service contract to develop Condition-Based Maintenance (“CBM”) for Littoral Combat Ship (LCS) Systems using the Adaptive Distance Support Sensor Suite, or ADSSS. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units, provide enhanced automated data collection and processing capabilities, and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components.

In August 2013, we were awarded a $5.5 million service contract under our IDIQ contract to provide necessary research, development, and program management and implementation of improvements to ADEPT units. We received an initial commitment of $0.8 million under this service contract which was increased to $2.1 million in the first quarter of 2014.

In January 2014, we were awarded a $0.5 million contract by the U.S. Navy that will extend the ADEPT system to a second Navy radar system.

During the second quarter of 2014, we were awarded four contracts valued at approximately $1.0 million to be funded over the next two years. Two of the awards are to support and improve our ADEPT product line by providing funding for continued training of Navy personnel and a new development effort to upgrade ADEPT instrumentation functions for data acquisition. The remaining two awards are to upgrade the ADSSS system for the Navy's new Littoral Combat Ship (“LCS”). Under the first ADSSS contract, we will design a new portable maintenance device for shipboard use, working closely with the Naval Ship Systems Engineering Station (“NAVSSES”) office in Philadelphia, PA. The second ADSSS award funds the installation of Condition Based Maintenance (“CBM”) equipment on the USS Fort Worth and continued shipboard testing.  This "Pilot Program" extends our pilot installation of ADSSS on the USS Freedom.

In July 2014, we were awarded additional funding of $0.3 million under the current IDIQ contract to upgrade the capabilities of the first 69 ADEPT units currently deployed in the fleet.  This effort involves installing a faster and more capable controller module and upgrading the Operating System software from Windows XP to Windows 7, and will be executed at our Largo, FL facility as units are returned for routine calibration.

It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future contracts. In addition, our contracts with the Federal government contain unfavorable termination provisions and are subject to audit and modification.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue in 2014, and expected revenue over the next six months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

Outlook

Our strategy for continued growth is three-fold.  First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise.  These areas include electronic systems engineering and integration, radar systems engineering, C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment could be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular phone service providers and airlines.  Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies.  Third, we believe that through our marketing of products such as ADEPT, we will develop key relationships with prime defense contractors.  Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of June 30, 2014, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended June 30, 2014 and 2013

We generated revenues of $1,209,802 during the three months ended June 30, 2014 compared to $367,558 during the three months ended June 30, 2013, an increase of $842,244, or 229%.  The increase was primarily due to the timing of the production and delivery of three ADEPT units offset by the change in the revenue mix between 2014 and 2013. Revenues earned are based upon the labor, subcontracting services, materials, and other direct costs that we incur. Generally, labor and other direct costs generate higher revenues compared to subcontracting services and material costs. While we experienced a delay in new delivery orders for ADEPT units during the three months ended June 30, 2014, we added nine new labor contracts. During the three months ended June 30, 2014, revenues derived from labor hours completed outpaced subcontracting services and materials, resulting in higher revenues earned in 2014.

Cost of sales consists of direct contract costs including labor, material, subcontracts, and warranty expense for ADEPT units that have been delivered, travel, stock-based compensation expense and other direct costs.   Cost of sales for the three months ended June 30, 2014 was $439,701 compared to $215,442 for the three months ended June 30, 2013, an increase of $224,259 or 104%.  The increase in 2014 was primarily attributable to increases in direct labor of $192,569 due to nine additional labor contracts. Our cost of sales during the three months ended June 30, 2014 was comprised of additional subcontracting services of $27,866 and other direct costs of $20,382 which were offset by a reduction in material purchases of $16,358. Our warranty reserve decreased by $200 during the three months ended due to the contract warranty allowance under the IDIQ contract for three ADEPT units. The increase for 2013 was related to an adjustment in labor rates during that period.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefits cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended June 30, 2014 were $276,751 compared to $203,109 for the three months ended June 30, 2013, an increase of $73,642, or 36%. There were increases of $33,463 in fringe benefits incurred in connection with the addition of five new employees to the engineering staff, increased incentive compensation of $32,135, computer & software maintenance expenses of $6,881, and other miscellaneous engineering costs of $18,750. These increases were offset by reduced engineering travel expenses and salaries of $11,562 and $6,025, respectively.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended June 30, 2014 were $308,504 compared to $285,006 for the three months ended June 30, 2013, an increase of $23,498, or 8%.   The increase was primarily due to increases in bid and proposal costs of $13,483 and incentive compensation of $61,530. These increases were offset by reductions in research and development and general and administrative salaries of $50,745 and $9,987, respectively.

At June 30, 2014, we estimated our annual effective tax rate for 2014 to be 34.3%.  We recognized a tax expense of $54,656 for the quarter ended June 30, 2014 primarily due to expected net income for the remainder of 2014.  At June 30, 2014, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  As of June 30, 2014, we had net operating loss carryforwards of $713,920, which will begin expiring in 2019 if not utilized.

We had net income of $130,283 during the three months ended June 30, 2014 as compared to a net loss of $181,185 during the three months ended June 30, 2013.  The increase in net income was primarily attributable to the award of nine additional labor contracts and the completion and delivery of three ADEPT units.

Six Months Ended June 30, 2014 and 2013

We generated revenues of $2,093,142 during the six months ended June 30, 2014 compared to $1,269,754 during the six months ended June 30, 2013, an increase of $823,388, or 65%.  The increase was primarily due to the timing of the production and delivery of three ADEPT units offset by the change in the revenue mix between 2014 and 2013. While we experienced a delay in new delivery orders for ADEPT units during the six months ended June 30, 2014, we added nine additional labor contracts. Revenues earned are based upon the labor, subcontracting services, materials, and other direct costs that we incur. Generally, labor and other direct costs generate higher revenues compared to subcontracting services and material costs. During the six months ended June 30, 2014, revenues derived from labor hours completed outpaced subcontracting services and materials, resulting in higher revenues earned in 2014.

Cost of sales for the six months ended June 30, 2014 was $852,380 compared to $677,393 for the six months ended June 30, 2013, an increase of $174,987, or 26%.  The increase in 2014 was primarily due to increases in direct labor of $263,808 due to 9 additional labor contracts. Our cost of sales during the six months ended June 30, 2014 was comprised of increased material costs of $73,723 and other direct costs of $31,101 reduced by subcontract services of $172,045. Labor costs were significantly lower during the comparable period in 2013. Our warranty reserve decreased during the six months ended June 30, 2014 by $21,600 due to the addition of three ADEPT units in 2014 versus 15 units in 2013.

Engineering costs for the six months ended June 30, 2014 were $502,653 compared to $405,007 for the six months ended June 30, 2013, an increase of $97,646, or 24%.  The increase was primarily due to the change in the mix of costs incurred. There were increases in fringe benefits of $59,457 due to the addition of five new employees to the engineering staff, incentive compensation of $29,135, additional rent due to the Florida office expansion of $4,496, computer, tools and equipment of $15,510, recruiting costs of $9,325, and miscellaneous office related costs of $15,452. The increases were offset by reductions in engineering travel and salaries of $18,476 and $17,253, respectively.

General and administrative expenses for the six months ended June 30, 2014 were $592,635 compared to $548,396 for the six months ended June 30, 2013, an increase of $44,239, or 8%.  The increase was primarily due to the increases in bid and proposal costs of $29,313, incentive compensation of $61,530, and professional fees of $26,716. These increases were offset by reductions in research and development and general and administrative salaries of $64,228 and $9,161, respectively.

We recognized a tax expense of $23,446 for the six months ended June 30, 2014 primarily due to expected net income for the remainder of 2014.  At June 30, 2014, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.

We had net income of $122,249 during the six months ended June 30, 2014 as compared to a net loss of $200,811 during the six months ended June 30, 2013.  The increase in net income was primarily attributable to the award of nine additional labor contracts and timing as we completed delivery order contracts for three ADEPT units.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2014, net cash provided by operations was $64,584 compared to $166,823 during the six months ended June 30, 2013. The decrease was due primarily to timing of payments related to our operating assets and liabilities. We had decreases in accounts payable and accrued expenses due to the timing of our vendor payments and increases in accounts receivable as a result of less payments being received than revenue billed. These amounts were offset by increases in accrued payroll and payroll taxes due to the timing of payroll processing. We had working capital of $1,319,007 as of June 30, 2014 as compared to $1,184,839 as of December 31, 2013.

During the six months ended June 30, 2014, net cash used in investing activities was $11,890 compared to $1,500 during the six months ended June 30, 2013.  The increase was due to capital expenditures related to the expansion of our Florida office.

During the six months ended June 30, 2014, net cash provided by financing activities was $350 and attributable to the exercise of stock options.

We had a $500,000 credit facility with Sun National Bank.  The facility expired on June 30, 2014. There were no borrowings or payments related to this facility during the six months ended June 30, 2014 and 2013 and we were in compliance with all the customary affirmative and negative covenants including the net worth financial covenant. We are currently pursuing a new credit facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

In June 2014, the FASB issued Accounting Stands Update No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of June 30, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

August 14, 2014	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President and Chief Financial Officer