Form 10-Q
period 2014-09-30
MIKROS SYSTEMS CORP
filed 2014-11-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,018,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 14, 2014.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)	1

	Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	2

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits	16

	Signatures	17

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Mikros Systems Corporation

Condensed Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,286,937	$1,028,146
Receivables on government contracts	631,261	419,440
Prepaid expenses and other current assets	71,637	69,058
Total current assets	1,989,835	1,516,644
Property and equipment:
Equipment	51,583	45,157
Furniture & fixtures	14,728	9,264
Less: accumulated depreciation	(52,300)	(47,697)
Property and equipment, net	14,011	6,724
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(1,139)	(1,035)
Intangible assets, net	244	348
Deferred tax assets	116,000	82,000
Total assets	$2,120,090	$1,605,716
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$383,547	$165,543
Accounts payable and accrued expenses	172,817	131,072
Accrued warranty expense	33,500	35,190
Total current liabilities	589,864	331,805
Long-term liabilities	9,054	12,476
Total liabilities	598,918	344,281
Commitments and contingencies (Note 8)
Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,018,753 shares and 32,011,753 shares at September 30, 2014 and December 31, 2013, respectively	320,188	320,118
Capital in excess of par value	11,630,470	11,620,487
Accumulated deficit	(10,530,410)	(10,780,094)
Total shareholders' equity	1,440,722	1,180,985
Total liabilities and shareholders' equity	$2,120,090	$1,605,716

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income (Loss)

 (unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Contract revenues	$1,057,442	$904,908	$3,150,584	$2,174,662

Cost of sales	431,701	433,316	1,284,081	1,110,709

Gross margin	625,741	471,592	1,866,503	1,063,953

Expenses:
Engineering	329,864	214,461	832,517	619,468
General and administrative	213,956	236,030	806,591	784,426

Total expenses	543,820	450,491	1,639,108	1,403,894

Income (loss) from operations	81,921	21,101	227,395	(339,941)

Interest income	95	-	316	16

Net income (loss) before income taxes	82,016	21,101	227,711	(339,925)

Income tax expense (benefit)	(45,419)	130,729	(21,973)	(29,485)

Net income (loss)	$127,435	$(109,628)	$249,684	$(310,440)

Other comprehensive income (loss)	-	-	-	-

Comprehensive income (loss)	$127,435	$(109,628)	$249,684	$(310,440)

Income (Loss) per common share - basic	$-	$-	$0.01	$(0.01)

Basic weighted average number of shares outstanding	31,904,786	31,840,970	31,892,694	31,830,881

Income (Loss) per common share - diluted	$-	$-	$0.01	$(0.01)

Diluted weighted average number of shares outstanding	31,947,008	31,840,970	31,926,408	31,830,881

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities
Net income (loss)	$249,684	$(310,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,707	4,400
Deferred tax benefit	(34,000)	(30,600)
Share-based compensation expense	9,703	10,220
Changes in operating assets and liabilities:
(Increase) decrease in receivables on government contracts	(211,821)	565,425
Increase in prepaid expenses and other current assets	(2,579)	(15,509)
Increase (decrease) in accrued payroll and payroll taxes	218,004	(144,134)
Increase (decrease) in accounts payable and accrued expenses	41,745	(136,924)
(Decrease) increase in accrued warranty expense	(1,690)	13,894
Decrease in long-term liabilities	(3,422)	(2,127)
Net cash provided by (used in) by operating activities	270,331	(45,795)
Cash flows from investing activities:
Purchase of property and equipment	(11,890)	(4,741)
Net cash used in investing activities:	(11,890)	(4,741)
Cash flows from financing activities:
Proceeds received upon the exercise of stock options	350	-
Net cash provided by financing activities	350	-
Net increase (decrease) in cash and cash equivalents	258,791	(50,536)
Cash and cash equivalents, beginning of period	1,028,146	887,140
Cash and cash equivalents, end of period	$1,286,937	$836,604
Supplemental cash flow information:
Cash paid during the period for income taxes	$558	$10,065

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2014, and the results of its operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. Changes in the Company’s stockholders’ equity from December 31, 2013 to September 30, 2014 are a result of share-based compensation expense of $9,703, proceeds received upon the exercise of options of $350, and net income of $249,684.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers”. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact of this amendment on its financial position and results of operations.

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

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. The Company had unbilled revenues of $24,586 and $16,130 included in receivables on government contracts as of September 30, 2014 and December 31, 2013, respectively.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of September 30, 2014 and December 31, 2013, the Company had no advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended September 30, 2014 and 2013, the Company recognized warranty (recoveries) expense of $(10,744) and $(3,901), respectively, and $(1,690) and $13,894 for the nine months ended September 30, 2014 and 2013, respectively.  Since the inception of the IDIQ contract in March 2010, the Company has delivered 125 ADEPT units.  As of September 30, 2014, there are 11 ADEPT units that remain under the limited warranty coverage.  As of September 30, 2014 and December 31, 2013, the Company had an accrued warranty expense of $33,500 and $35,190, respectively.

The following table reflects the reserve for product warranty activity as of September 30, 2014 and December 31, 2013:

	2014	2013

Reserve for product warranty, beginning of period	$35,190	$69,655
Provision for product warranty	23,400	42,300
Product warranty expirations	(52,900)	(57,800)
Product warranty costs paid	27,810	(18,965)
Reserve for product warranty, end of period	$33,500	$35,190

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $1,724 and $3,188 for the three months ended September 30, 2014 and 2013, respectively, and $5,021 and $78,672, for the nine months ended September 30, 2014 and 2013, respectively.

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

The table below sets forth the calculation of the percentage of net earnings (loss) allocable to common shareholders under the two-class method:

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Basic Income (Loss) Per Share:
Net income (loss) applicable to common shareholders - basic	$127,435	$(109,628)	$249,684	$(310,440)
Portion allocable to common shareholders	100%	100.0%	100%	100.0%
Net earnings (losses) allocable to common shareholders	127,435	(109,628)	249,684	(310,440)
Weighted average basic shares outstanding	31,904,786	31,840,970	31,892,694	31,830,881
Basic income (loss) per share	$-	$-	$0.01	$(0.01)

Dilutive Income (Loss) Per Share:
Net income (loss) applicable to common shareholders	127,435	(109,628)	249,684	(310,440)
Numerator for diluted income (loss) per share	127,435	(109,628)	249,684	(310,440)

Weighted average shares outstanding - basic	31,904,786	31,840,970	31,892,694	31,830,881
Diluted effect:
Stock options	20,222	-	18,000	-
Restricted stock options	22,000	-	15,714	-
Weighted average dilutive shares outstanding	31,947,008	31,840,970	31,926,408	31,830,881
Dilutive income (loss) per share	$-	$-	$0.01	$(0.01)

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Weighted average participating common shares	31,904,786	31,840,970	31,892,694	31,830,881
Denominator:
Weighted average participating common shares	31,904,786	31,840,970	31,892,694	31,830,881
Portion allocable to common shareholders	100%	100.0%	100%	100.0%

Diluted net income (loss) per share for the three and nine months ended September 30, 2014 and 2013 does not reflect the following potential common shares, as the effect would be antidilutive.

	September 30, 2014	September 30, 2013
Stock options	610,000	645,000
Unvested portion of restricted stock	-	103,000
Convertible preferred stock	3,562,299	3,562,299
	4,172,299	4,310,299

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards.  As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $34,000 during the nine months ended September 30, 2014. The net deferred tax assets increased by $30,600 during the nine months ended September 30, 2013.   The change in deferred tax assets is attributable to the change in the valuation allowance as the Company anticipates annual earnings from operations to continue.

Note 6 – Share-Based Compensation

A summary of the status of the Company’s 2007 Stock Incentive Plan as of September 30, 2014 is presented below.

	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - December 31, 2013	645,000	$0.38	4.79
Granted	-	-
Exercised	(7,000)	0.05
Forfeited	-	-
Options outstanding – September 30, 2014	638,000	$0.38	4.01
Options exercisable – September 30, 2014	567,000	$0.33	3.74

During the nine months ended September 30, 2014 and 2013, the Company issued 0 and 35,000 stock option awards, respectively. In accordance with the recognition provisions of the FASB’s Accounting Standards Codification 718, Share-Based Payments, the Company recorded the fair value of the options issued in 2013 at $0.02 per share. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.75%, volatility of 123.3%, and an expected term of 6.5 years. The Company recognized stock-based compensation expense for stock options of $969 and $2,140 for the three months ended September 30, 2014 and 2013, respectively. The Company recognized stock-based compensation expense for stock options of $6,649 and $6,603 for the nine months ended September 30, 2014 and 2013, respectively. The intrinsic value of the options as of September 30, 2014 is $3,920.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

There were 44,000 and 103,000 restricted stock awards outstanding at September 30, 2014 and 2013, respectively.  The Company recognized stock-based compensation expense for restricted stock of $1,018 and $1,206 for the three months ended September 30, 2014 and 2013, respectively. The Company recognized stock-based compensation expense for restricted stock of $3,054 and $3,616 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $2,900 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in a future weighted average period of 1.46 years.

Note 7 – Related Party Transactions

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation.  Atair provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units.  During the three months ended September 30, 2014 and 2013, the Company incurred subcontracting service costs from Atair of $6,779 and $0, respectively. During the nine months ended September 30, 2014 and 2013, the Company incurred subcontracting service costs from Atair of $33,468 and $70,670, respectively.

 Note 8 – Commitments and Contingencies

The Company had a $500,000 line of credit agreement with Sun National Bank. The facility expired on June 30, 2014. There were no borrowings or payments related to this facility through the expiration date and the Company was in compliance with all the customary affirmative and negative covenants including its net worth financial covenant. The Company is not currently pursuing a new credit facility.

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

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2014 and 2013.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

ADSSS

In 2013, we developed a second-generation of our ADEPT Distance Support Sensor Suite, or ADSSS, for the Littoral Combat Ship (LCS).  ADSSS is a network-enabled system which can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. This development program remains on schedule in-house and initial shipboard testing is planned for Summer 2015. We expect ADSSS to be used on both variants of the LCS which is currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

Contracts

On March 18, 2010, we were awarded and entered into a multi-year Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with the Naval Surface Warfare Center, Crane IN related to our ADEPT product.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support.   We realized revenues related to the ADEPT production and support services of $1.1 million and $0.9 million during the three months ended September 30, 2014 and 2013, respectively, and $3.2 million and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively.  The ADEPT contracts drive all revenue.  In the past, we were generating revenues primarily from the production and delivery of ADEPT units.   After executing the ADEPT program for four years, we now have contracts to do further R&D on ADEPT units to enhance functionality as well as provide other forms of support.  We expect additional delivery orders during the remaining term of the contract.  It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

In June 2013, we were awarded a $2.8 million service contract to develop Condition-Based Maintenance (“CBM”) for Littoral Combat Ship (LCS) Systems using the ADEPT Distance Support Sensor Suite, or ADSSS. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units, provide enhanced automated data collection and processing capabilities, and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components.

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

In July 2014, we were awarded additional funding of $0.3 million under the current IDIQ contract to upgrade the capabilities of the first 66 ADEPT units currently deployed in the fleet.  This effort involves installing a faster and more capable controller module and upgrading the Operating System software from Windows XP to Windows 7, and will be executed at our Largo, FL facility as units are returned for routine calibration.

In August 2014, we were awarded a major new production contract valued at $5 million for additional ADEPT® units. The Navy plans to purchase fifty-four (54) ADEPT units over the next year. These systems will be deployed on Navy “Aegis” destroyers and cruisers to support the AN/SPY-1 radar in air defense and ballistic missile defense missions. These systems will join the 125 ADEPT units already deployed and in everyday use by the Navy. Also, in August and September 2014, we were awarded two contracts for approximately $0.2 million for ADEPT training and calibration of 34 ADEPT units.

In November 2014, we were awarded a contract valued at $0.1 million for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS (ADEPT Distance Support Sensor Suite) which will provide the SPS-75 Air Search Radar and Rolling Airframe (RAM) systems with Combat Systems (CS) Condition Based Monitoring (CBM) and Distance Support (DS) capability.

It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future contracts. In addition, our contracts with the Federal government contain unfavorable termination provisions and are subject to audit and modification.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us.  Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods.  The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain.  As the majority of our revenue in 2014, and expected revenue over the next twelve months, is or will be from sales of ADEPT units under our IDIQ contract and releated R&D and support, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to continue to generate future recurring maintenance and service revenue.

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

In 2014, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts.  From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, and exploring commercialization opportunities.  We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support. In January 2014, we were awarded a contract to extend the ADEPT system to a second U.S. Navy radar system, the SBS-49, which is expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of September 30, 2014, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenues earned are based upon the labor, subcontracting services, materials and other direct costs that we incur. Generally, labor and other direct costs generate higher revenues compared to subcontracting services and material costs. We generated revenues of $1,057,442 during the three months ended September 30, 2014 compared to $904,908 during the three months ended September 30, 2013, an increase of $152,534, or 17%.  The increase was primarily due to increased service revenue related to ADEPT units.  While production and delivery of ADEPT units was delayed period over period, contact services for the ADEPT units outpaced such delay.  During the three months ended September 30, 2014, revenues derived from labor hours completed outpaced subcontracting services and materials, resulting in higher revenues earned in 2014. While we experienced a delay in new delivery orders for ADEPT units during the three months ended September 30, 2014, we added fifteen new labor contracts.

Cost of sales consists of direct contract costs including labor, material, subcontracts, and warranty expense for ADEPT units that have been delivered, travel and other direct costs.   Cost of sales for the three months ended September 30, 2014 was $431,701 compared to $433,316 for the three months ended September 30, 2013, a decrease of $1,615 or 0.4%.  The increase in 2014 was primarily attributable to increases in direct labor of $105,715 and travel of $3,079 due to fifteen additional labor contracts offset by a reduction in material purchases of $15,479 and other direct costs including subcontractors of $85,429. Our warranty reserve decreased during the three months ended September 30, 2014 by $9,500 due to expiration of the warranty period applicable to 33 ADEPT units in 2014 as compared to 0 units in 2013.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefits cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended September 30, 2014 were $329,864 compared to $214,461 for the three months ended September 30, 2013, an increase of $115,403, or 54%. There were increases of $35,488 in fringe benefits incurred in connection with the addition of six new employees to the engineering staff, increased incentive compensation of $50,000, computer & software maintenance expenses of $7,594 and other miscellaneous engineering net costs of $22,321.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended September 30, 2014 were $213,956 compared to $236,030 for the three months ended September 30, 2013, a decrease of $22,074, or 9%.   The decrease was primarily due to decreases in professional fees of $16,931, bid and proposal costs of $2,016, general, administrative salaries of $4,915, and other decreases of $212. These decreases were offset by a slight increase in incentive compensation of $2,000.

At September 30, 2014, we estimated our annual effective tax rate for 2014 to be 5.3%.  We recognized a tax benefit of $45,419 for the three months ended September 30, 2014 primarily due to expected net income for the remainder of 2014.  At September 30, 2014, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  As of September 30, 2014, we had net operating loss carryforwards of $713,846, which will begin expiring in 2019 if not utilized.

We realized net income of $127,435 during the three months ended September 30, 2014 as compared to a net loss of $109,628 during the three months ended September 30, 2013.  The increase in net income was primarily attributable to the award of fifteen additional labor contracts and receipt of orders for the purchase of 54 ADEPT units.

Nine Months Ended September 30, 2014 and 2013

We generated revenues of $3,150,584 during the nine months ended September 30, 2014 compared to $2,174,662 during the nine months ended September 30, 2013, an increase of $975,922, or 45%.  The increase was primarily due to the timing of the production and delivery of three ADEPT units offset by the change in the revenue mix between 2014 and 2013. While we experienced a delay in new delivery orders for ADEPT units during the nine months ended September 30, 2014, we added fifteen additional labor contracts and generated additional revenue related to the servicing of ADEPT units. During the nine months ended September 30, 2014, revenues derived from labor hours completed outpaced subcontracting services and materials, resulting in higher revenues earned in 2014.

Cost of sales for the nine months ended September 30, 2014 was $1,284,081 compared to $1,110,709 for the nine months ended September 30, 2013, an increase of $173,372, or 16%.  The increase in 2014 was primarily due to increases in direct labor of $369,524 due to fifteen additional labor contracts and receipt of orders for the purchase of 54 ADEPT units. Our cost of sales during the nine months ended September 30, 2014 was comprised of increased material costs of $58,244 reduced by subcontract services of $211,030 and other direct costs of $12,266. Labor costs were significantly lower during the comparable period in 2013. Our warranty reserve decreased during the nine months ended September 30, 2014 by $31,100 due to the addition of 3 and removal of 33 ADEPT units in 2014 as compared to the addition of 35 units in 2013.

Engineering costs for the nine months ended September 30, 2014 were $832,517 compared to $619,468 for the nine months ended September 30, 2013, an increase of $213,049, or 34%.  The increase was primarily due to the change in the mix of costs incurred. There were increases in fringe benefits of $94,944 due to the addition of six new employees to the engineering staff, incentive compensation of $79,135, additional rent due to the Florida office expansion of $6,998, computer, tools and equipment of $17,031, recruiting costs of $8,610, engineering tools and equipment of $11,562, office supplies of $6,870, consulting of $8,353 and other engineering cost fluctuations of $11,697. The increases were offset by reductions in engineering travel and salaries of $22,051 and $10,100, respectively.

General and administrative expenses for the nine months ended September 30, 2014 were $806,591 compared to $784,426 for the nine months ended September 30, 2013, an increase of $22,165, or 3%.  The increase was primarily due to the increases in bid and proposal costs of $27,296, incentive compensation of $63,530, professional fees of $9,785 and other general and administrative cost fluctuations of $9,280. These increases were offset by reductions in research and development and general and administrative salaries of $73,650 and $14,076, respectively.

At September 30, 2014, we estimated our annual effective tax rate for 2014 to be 5.3%.  We recognized a tax benefit of $21,973 for the nine months ended September 30, 2014 primarily due to expected net income for the remainder of 2014.  At September 30, 2014, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.  As of September 30, 2014, we had net operating loss carryforwards of $713,846, which will begin expiring in 2019 if not utilized.

We realized net income of $249,684 during the nine months ended September 30, 2014 as compared to a net loss of $310,440 during the nine months ended September 30, 2013.  The increase in net income was primarily attributable to the award of fifteen additional labor contracts and timing as we completed delivery order contracts for three ADEPT units.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2014, net cash provided by operations was $270,331 compared to net cash used in operations of $45,795 during the nine months ended September 30, 2013. The increase was due primarily to us having net income of $249,684 during the nine months ended September 30, 2014 compared to a net loss of $310,440 during the nine months ended September 30, 2013 and the timing of payments related to our operating assets and liabilities. Specifically, we had increases in accounts payable due to the timing of our vendor payments and accrued payroll and payroll taxes due to additional employees. These amounts were offset by increases in accounts receivable as a result of less payments being received than revenue billed.  We had working capital of $1,399,971 as of September 30, 2014 as compared to $1,184,839 as of December 31, 2013.

During the nine months ended September 30, 2014, net cash used in investing activities was $11,890 compared to $4,741 during the nine months ended September 30, 2013.  The increase was due to capital expenditures related to the expansion of our Florida office.

During the nine months ended September 30, 2014, net cash provided by financing activities of $350 was attributable to cash proceeds received due to the exercise of stock options.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

November 14, 2014	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President and Chief Financial Officer