Form 10-K
period 2014-12-31
MIKROS SYSTEMS CORP
filed 2015-03-31
CIK 317340

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission file number: 000-14801

MIKROS SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1598200
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

707 Alexander Road, Suite 208, Princeton, New Jersey 08540

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including area code: 609-987-1513

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported by the OTCQB was $3,250,740. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 27, 2015, 32,018,753 shares of the registrant's common stock were outstanding.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward- looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: changes in business conditions, continuation of the federal automatic sequestration cuts, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We do not undertake to update our forward-looking statements.

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

Due to expanding cellular and satellite communications technologies, market demand for commercial wireless data broadcasting (one- way communication) applications never fully materialized. Upon expiration of our non-compete restrictions imposed by the 1998 sale of our military communications business, we redirected our focus back to research and development for military electronic systems. In 2002, we began developing SBIR initiated technology products within our areas of expertise, and remain committed to this strategic approach today.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

Originally designated as the Multiple Function Distributed Test and Analysis Tool, ADEPT began as an SBIR project in 2002. Additional ADEPT development was completed through a series of SBIR grants and contracts. ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness. ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch-screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

Key benefits of ADEPT include:

•	Distance support capability enabling remote (shore-based) system support by subject matter experts and fleet- wide system analysis;

•	Reduction in the amount of electronic test equipment required for organizational level support; and

•	Modularity and programmability to overcome obsolescence issues encountered with current test equipment and support capability enhancements in future systems.

The initial goal for ADEPT was to obtain a multi-year Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contract for production, engineering, and logistics support. On March 19, 2010, we were awarded and entered into an IDIQ contract with the Naval Surface Warfare Center. The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related support. In March 2015, the period of performance was extended through August 2016.

As of December 31, 2014, we have delivered a total of 125 ADEPT units under the IDIQ contract. During the years ended December 31, 2014 and 2013, we realized revenues of $5.5 million and $3.1 million, respectively, related to the ADEPT production orders. During the first quarter of 2015, we delivered two more units and there are currently 52 additional units remaining in our backlog. We expect to receive task orders for additional ADEPT Units under the IDIQ in 2015.

A further goal for ADEPT has been to expand the capabilities to other radar systems. In January 2014, we were awarded a $492,611 service contract by the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

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

Government Contracts and Recent Developments

On March 18, 2010, we were awarded and entered into a multi-year Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with the Naval Surface Warfare Center, Crane IN related to our ADEPT product.  The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. In March 2015, the period of performance was extended through August 2016.

In January and April 2013, we were awarded an additional $0.2 million and $0.2 million, respectively, under the IDIQ contract to provide additional engineering and logistics support related to ADEPT.

In June 2013, we were awarded a $2.8 million service contract for Condition-Based Maintenance (“CBM”) of Littoral Combat Ship Systems using the ADEPT Distance Support Sensor Suite, which allows remote monitoring and predictive maintenance to reduce costs and enhance readiness. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units; provide enhanced automated data collection and processing capabilities, and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components. Specific objectives of this project will be realized using a phased approach and will contain specific milestones.

In January 2014, we were awarded a $0.5 million contract that will extend the ADEPT system to a second Navy radar system, the SPS-49 long-range air surveillance radar.

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

In August 2014, we were awarded a major new production contract valued at $5 million for additional ADEPT units. The Navy plans to purchase fifty-four (54) ADEPT units over the next year. These systems will be deployed on Navy “Aegis” destroyers and cruisers to support the AN/SPY-1 radar in air defense and ballistic missile defense missions. These systems will join the 125 ADEPT units already deployed and in everyday use by the Navy. Also, in August and September 2014, we were awarded two contracts for approximately $0.2 million for ADEPT training and calibration of 34 ADEPT units.

In November 2014, we were awarded a contract valued at $0.1 million for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS (ADEPT Distance Support Sensor Suite) which will provide the SPS-75 Air Search Radar and Rolling Airframe (RAM) systems with Combat Systems (CS) Condition Based Monitoring (CBM) and Distance Support (DS) capability.

In March 2015, we received a further production contract, valued at $1.1M, for an additional ten ADEPT units for the Aegis SPY-1 radar. These units will be manufactured at the Mikros Manufacturing and Depot Facility in Largo FL, and will be delivered late this year, following the completion of the current production run of 54 units.

The Navy also issued an additional contract for ADEPT General Engineering and Support, with initial funding of $115K. This contract covers various technical tasking for deployed ADEPT systems, including logistics support, customer consultation and regularly scheduled team review meetings.

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

In 2014, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts. From an operational perspective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, and exploring commercialization opportunities. We intend to capitalize on the Navy modernization program, which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support.

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

Customer Concentration and Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts for the Federal government. Approximately 100% and 98% of our revenues in 2014 and 2013, respectively, were realized in connection with task orders issued under our IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and provide related support services. Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology primarily for military applications. All of our research and development costs in 2014 and 2013 were for the benefit of our customers, who are agencies of the Federal government. The customer- sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed. In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of future ADEPT units to be developed and delivered to the Federal government and continued development and testing. At December 31, 2014, our backlog was $5.5 million.

Employees

As of December 31, 2014, we had nineteen full-time employees, of which eleven work at our Fort Washington, Pennsylvania, Research & Development Center, two work at our Princeton, New Jersey corporate headquarters, one works at our Washington, DC office and five work at our Largo, Florida production support office. None of our employees belong to a labor union. We believe relations with our employees are good. We also use the services of subcontractors and consultants as necessary to aid in software and hardware development and for the manufacture of products

ITEM 1A. RISK FACTORS.

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

Our government contracts are primarily dependent upon the U.S. defense budget. Recently, DoD budgets have been and are expected to continue to be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives have and could continue to cause the DoD budget to decrease.

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”). The BCA imposed spending caps and discretionary spending cuts to the DoD budget. The BCA also triggered an automatic sequestration process, which imposed additional budget cuts to National security accounts of approximately $490 billion for FY 2013 to FY 2021 and other U.S. Government budget cuts of another $500 billion to discretionary non-national security accounts. The Consolidated Appropriations Act of 2014 limited defense spending to $487 billion in 2014 and President Obama’s proposed 2015 budget allocates $495.6 billion for the Department of Defense.

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

Our government contracts contain unfavorable termination provisions and are subject to audit and modification. If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition and results of operations. Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks particular to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

●	suspend us from receiving new contracts;

●	terminate existing contracts;

●	reduce the value of existing contracts; and

●	audit our contract-related costs and fees, including allocated indirect costs.

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

In addition, future financial results may be adversely affected by:

●	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

●	geopolitical developments that affect demand for our products and services; and

●	technological developments that impact purchasing decisions or our competitive position.

We may experience variability in our quarterly operating results. Our revenue, gross margin, operating income and net income may vary from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

●	market acceptance of our products;

●	budgetary constraints of the Federal government;

●	new product and service introductions by us or our competitors;

●	ability to earn new task orders and contract awards as others expire;

●	market factors affecting the availability or costs of qualified technical personnel;

●	timing and customer acceptance of our product and service offerings;

●	length of sales cycle; and

●	industry and general economic conditions.

Any failure by us to continue to generate task orders or fulfill our obligations under our current IDIQ contract would have a material adverse effect on our financial condition and results of operation. In March 2010, we were awarded an IDIQ contract for the production, engineering and logistics support for our ADEPT product. This IDIQ contract is for a term of five years and provides for the purchase and sale of up to $26,000,000 of ADEPT units and related support. Sales under this contract accounted for approximately 100% and 98% of our revenues in 2014 and 2013, respectively. We are substantially dependent upon generating continued task orders under this IDIQ contract. Any reduction in task orders or any failure by us to fulfill our contractual obligations under this IDIQ contract would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

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

We have limited operating history in providing commercial wireless applications. Historically, we have developed and sold technology and products for military applications, primarily to the U.S. Navy. In the future, we may develop commercial products and applications that would perform different functions than our historic products, and would be targeted at an entirely different customer base. Because we have not previously operated as a provider of commercial products, we have no basis to evaluate our ability to develop, market and sell such products. Our ability to commercialize any products or services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

●	develop and manufacture commercially attractive products;

●	attract and retain an adequate number of customers;

●	enter new markets and compete successfully in them;

●	manage operating expenses;

●	raise any necessary capital; and

●	attract and retain qualified personnel.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions. As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

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

Our common stock is considered a “penny stock” and is subject to the penny stock rules. Our common stock currently trades over-the- counter on the OTCQB. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to Securities and Exchange Commission rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future. In addition, certain provisions of our preferred shares prohibit payment of dividends prohibits us from paying a dividend on our common stock as long as such loan is in place. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of our securities.

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

We lease a facility at 8076 114th Ave N., Largo, Florida 33777 which supports production of our ADEPT product line and quality assurance, field support, and life cycle management. We entered into a one year lease agreement commencing in October 2014.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “MKRS”. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTCQB. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

	Bid
	High	Low
2014

First Quarter	$0.11	$0.07
Second Quarter	0.24	0.09
Third Quarter	0.24	0.14
Fourth Quarter	0.22	0.11

2013
First Quarter	$0.60	$0.05
Second Quarter	0.16	0.06
Third Quarter	0.14	0.06
Fourth Quarter	0.12	0.07

The last price of our common stock as reported on the OTCBB as of March 27, 2015 was $0.16 per share.

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

Holders

As of March 27, 2015, we had 343 holders of record of our common stock.

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

Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2014 and 2013. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

On March 19, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract had an initial term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The period of performance was recently extended through August 2016. For the years ended December 31, 2014 and 2013, we realized revenues of $5.5 million and $3.1 million, respectively, related to the ADEPT production orders. We expect additional delivery orders during the remaining term of the contract. It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future ADEPT orders.

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

In 2015, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts. From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, and exploring commercialization opportunities. We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support. In January 2014, we were awarded a contract to extend the ADEPT system to a second U.S. Navy radar system, the SBS-49, which is expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2014 and 2013, we had unbilled revenues of $34,366, and $16,130, respectively and are included in receivables on government contracts. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of December 31, 2014 and 2013, there were no advanced billings or unbilled revenue.

Accounts Receivable

Accounts receivable from government contracts are stated at outstanding balances. When necessary, an allowance for doubtful accounts is established through provisions charged against operations. Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the Federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2014 and 2013.

Warranty Expense

We provide a limited warranty, as defined by the related warranty agreements, for our production units. Our warranties require us to repair or replace defective products during such warranty period, which is 12 months following delivery and acceptance of production units by the government. We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary. We had a net warranty recovery, which is a component of our cost of sales, of $1,690 and $15,500 for the years ended December 31, 2014 and 2013, respectively. The warranty recovery is attributable to the warranty product expirations outpacing warranty product expenses for units produced and sold under the IDIQ contract. We had an accrued warranty expense liability of $33,500 and $35,190 at December 31, 2014 and 2013, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During 2014, federal net operating loss carry forwards of $543,131 were utilized by the Company for purposes of the Company’s tax provision. Previously generated federal net operating loss carryforwards of $170,715 remain as of December 31, 2014. The Company’s valuation allowance associated with the related deferred tax assets was decreased by approximately $291,000 in 2014 and increased by approximately $7,000 in 2013. The change in our valuation allowance for 2014 and 2013 was attributable to the expected profitability on contracts being fulfilled as of the end of each period.

Share-based Compensation

We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. There were no stock options issued during the year ended December 31, 2014. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Results of Operations

Years ended December 31, 2014 and 2013

Total revenues were $5,527,153 in 2014 compared to $3,050,126 in 2013, an increase of $2,477,027 or 81%. The increase was primarily the result of receiving the production contract for 54 ADEPT units and sixteen additional labor contracts.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Costs of sales were $2,683,298 in 2014 compared to $1,422,135 in 2013, an increase of $1,261,163, or 89%. The increase was in direct proportion to our growth in revenue and attributable to receiving the production contract for 54 ADEPT units and sixteen additional labor related contracts for engineering and logistical support.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent- related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs were $1,262,852 in 2014 compared to $816,039 in 2013, an increase of $446,813, or 55%. The increase was primarily due to the increase in fringe benefits, engineering salaries, computer/software and related purchases, consultants, engineering tools and equipment, incentive compensation and recruiting. These costs related primarily to the addition of seven new employees to our engineering staff in 2014.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative expenses were $1,114,416 in 2014 compared to $1,017,058 in 2013, an increase of $97,358, or 10%. The increase was primarily due to an increase in bid and proposal costs, incentive compensation, professional fees, registrar and other public company costs.

The income tax benefit was $66,430 in 2014 and $57,607 in 2013, representing an effective income tax rate of (14.2)%, and 28.1%, respectively. The change in the effective federal income tax rate is attributable to changes to our valuation allowance against our deferred tax asset as well as permanent differences in the treatment of certain items for book and tax purposes.

We reported net income of $533,428 in 2014 as compared to net loss of $147,482 in 2013. The increase is primarily attributable to the award under the ADEPT contract of 54 units and additional labor related contracts for engineering and logistical support in 2014.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2014, we had cash and cash equivalents of $1,161,634 and net working capital of $1,655,508. During the year ended December 31, 2014, net cash provided by operating activities was $155,132 compared to net cash provided by operating activities of $145,748 in 2013. The increase was due primarily to us having net income of $533,428 in 2014 compared to a net loss of $147,482 in 2013 and the timing of payments related to our operating assets and liabilities. Specifically, we had increases in accounts payable due to the timing of our vendor payments and accrued payroll and payroll taxes due to additional employees. These amounts were offset by increases in accounts receivable as a result of timing of billings and collections.

During the years ended December 31, 2014 and 2013, net cash used in investment activities was $21,993 and $4,742, respectively. and consisted of capital expenditures.

During the year ended December 31, 2014, net cash provided by financing activities was $349 and attributable to exercise of stock options.

During the quarter ended June 30, 2013, we renewed our line of credit agreement with Sun National Bank and increased our borrowing capacity to $500,000. At December 31, 2013, the interest rate was 5.75%. The facility expired on June 30, 2014. There were no borrowings or payments related to this facility through the expiration date and we are not currently pursuing a new credit facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our president, who serves as our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our president concluded that as of December 31, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992). Based on its assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ) that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company

Paul G. Casner	77	Chairman of the Board of Directors

Thomas C. Lynch	72	Director

Thomas J. Meaney	80	President, Chief Executive Officer, Chief Financial Officer, and Director

Tom L. Schaffnit	68	Director

Walter T. Bristow	57	Vice President of Operations

David Henry Silcock	62	Chief Technology Officer, Director of Special Projects

Patricia A. Kapp	48	Vice President of Finance, Secretary and Treasurer

Board of Directors

We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: regulatory and government affairs; accounting and finance; design, innovation and engineering; strategic planning; human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. In addition, length of service on our Board has provided several directors with significant exposure to both our business and our industry in which we compete. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

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

Thomas C. Lynch has been a director since February 1997. Mr. Lynch has served as a Managing Director of The Musser Group since 2007 and as a Consultant for Jones Lang LaSalle, formerly The Staubach Company, since 2001. Prior to this, Mr. Lynch held senior management positions with Safeguard Scientifics, Inc. and CompuCom Systems, Inc., a Safeguard subsidiary. Mr. Lynch, a retired Navy Admiral, serves as a director on the following boards: Armed Forces Benefit Association and XOS Digital. He currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation, New Day USA (a mortgage lending company focused on servicing active and veteran military members). As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, board practices of other organizations, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

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

Executive Officers

The principal occupation and business experience, for at least the past five years, of each current executive officer is as follows:

Walter T. (Chuck) Bristow was promoted to Vice President of Operations in February of 2015, with responsibility for operations in the Fort Washington, PA and Largo, FL facilities.   Mr. Bristow was Vice President of Engineering from August 2007 until February 2015 and served as our Director of Engineering from October 2003 to October 2007. Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, and a hardware engineer with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment.

David Henry Silcock has been Chief Technology Officer since February 2009, and was a Senior Staff Engineer from 2003 until 2009. Mr. Silcock was also appointed as Director of Special Projects in February 2015. Mr. Silcock has more than thirty years of experience and has been lead engineer on a number of successful R&D programs, including frequency-diversity modems for tactical radio networks, telemetry networks for ocean-going buoys, and digital voice pager design and development. He also has experience in network and system simulation, software and microprocessor architecture, custom VSLI development, DSP and real-time systems.

Patricia A. Kapp has been Corporate Secretary since April 1996. In September 1998, Ms. Kapp was also named Treasurer and in 2015, was named Vice President of Finance. Ms. Kapp has served in various capacities with the Company since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Thomas J. Meaney
President, Chief Executive Officer, and	2014	200,180	65,000	265,180
Chief Financial Officer	2013	180,180	7,000	187,180

Walter T. Bristow	2014	155,880	27,000	182,880
Vice President of Engineering	2013	148,457	7,500	155,957

David Henry Silcock	2014	155,880	27,000	182,880
Chief Technology Officer	2013	148,457	5,000	153,457

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options and restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2014:

	OPTION AWARDS			STOCK AWARDS

Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Thomas J. Meaney	25,000(2)	0.55	10/2/2017	-	-

Walter T. Bristow	50,000(3)	0.55	10/2/2017	10,000(4)	1,400

	40,000 (5)	0.20	7/12/2019

David Henry Silcock	40,000(3)	0.55	10/2/2017	10,000(4)	1,400

(1)	Market value at December 31, 2014, based on closing market price of our common stock on December 31, 2014 of $0.14 per share.

(2)	The stock options were granted on October 3, 2007 and vested in equal annual installments over a three year period commencing on the date of grant.

(3)	The stock options were granted on October 3, 2007 and vested in equal annual installments over a five year period commencing on the date of grant.

(4)

Represents the unvested portion of a restricted stock award consisting of 25,000 shares of common stock granted on September 6, 2011, which vests in five equal annual installments beginning on September 6, 2012 and is fully vested on September 6, 2016.

(5)	The stock options were granted on July 13, 2009 and vested in equal annual installments over a five year period commencing on the date of grant.

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

Although we reported a net loss in 2013, we generated meaningful ADEPT orders, were awarded $2.1 million of new contracts and grants, made significant progress in expanding the reach of our ADEPT product line, and retained all key technical employees. As a result, we awarded modest discretionary bonuses to our executive officers in 2013. Based primarily on our financial performance in 2014, which included an 80% increase in revenue and record net income, our continued extension of the ADEPT product line, and expanding the size, skills and expertise of our engineering staff, we awarded substantially greater discretionary bonuses to our executive officers in 2014. We believe these bonuses were not only commensurate with our overall financial performance, but were also necessary to motivate and retain our key officers.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2014 for those persons who served as members of our Board of Directors during 2014:

	Fees earned or
	paid in cash ($)
Name(1)	(2)	Total ($)

Paul G Casner(2)	16,000	16,000

Thomas C. Lynch(2)	16,000	16,000

Tom L. Schaffnit(2)	16,000	16,000

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our Board of Directors in 2014.

(2)

As of December 31, 2014, Messrs. Schaffnit, Casner, and Lynch each owned options to purchase 25,000 and 20,000 shares of our common stock, respectively, at exercise prices of $0.55 and $0.20 per share, respectively.

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

On September 6, 2011, we granted to Messrs. Schaffnit, Casner and Lynch restricted stock awards consisting of 25,000 shares of common stock. The awards vested in three equal annual installments beginning on September 6, 2012.

For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, see “ 2007 Stock Incentive Plan ” in Item 12 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March 27, 2015 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class

5% Beneficial Owners:

US Small Business Administration 409 Third Street N.W. Washington, DC 20416	2,920,050	(2)	9.1%

Directors and Executive Officers:

Walter T. Bristow	128,000	(3)	*

Paul G. Casner	438,399	(4)	1.4%

Patricia A. Kapp	227,000	(3)	*

Thomas C. Lynch	422,399	(4)	1.3%

Thomas J. Meaney	5,536,842	(5)	17.3%

Tom L. Schaffnit	781,457	(4)	2.4%

David Henry Silcock	65,000	(6)	*

All Current Directors and Officers as a Group (seven persons)	7,599,097		22.4%

*Less than 1%

(1)  The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 27, 2015 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 32,018,753 shares of common stock outstanding on March 27, 2015. Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)  Includes 202,500 shares issuable upon conversion of Convertible Preferred Stock and 695,883 shares issuable upon conversion of Series B Convertible Preferred Stock.

(3)  Includes 90,000 shares issuable upon exercise of options. Also, includes 25,000 shares of restricted common stock which vest in five equal annual installments.

(4)  Includes 45,000 shares issuable upon exercise of options.

(5)  Includes 50,000 shares issuable upon conversion of Convertible Preferred Stock, 1,949,775 shares issuable upon conversion of Series B Convertible Preferred Stock, and 25,000 shares issuable upon exercise of options.

(6)  Consists of 40,000 shares issuable upon exercise of options and 25,000 shares of restricted common stock which vest in five equal annual installments.

Convertible Preferred Stock

The following table sets forth certain information, as of March 27, 2015, with respect to holdings of our Convertible Preferred Stock by

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

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 255,000 shares of convertible preferred stock outstanding on March 27, 2015.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 27, 2015, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 1,102,433 shares of Series B Convertible Preferred Stock outstanding on March 27, 2015.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 27, 2015, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	5,000	100.0%

Tom L. Schaffnit	--	--

David Henry Silcock	--	--

All Current Directors and Officers as a Group (seven persons)	5,000	100.0%

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 5,000 shares of Redeemable Series C Preferred Stock outstanding on March 27, 2015.

Series D Preferred Stock

The following table sets forth certain information, as of March 27, 2015, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 690,000 shares of Series D Preferred Stock outstanding on March 27, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2014:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted– average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category
Equity compensation plans not approved by security holders	638,000	$0.38	2,050,000
Total	638,000	$0.38	2,050,000

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options. As of the date of this report, we have issued options under the Plan to purchase 638,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Paul Casner, the Chairman of the Board of Directors, also serves as the Executive Chairman and Chief Executive Officer of Atair Aerospace, Inc., a defense contractor located in Brooklyn, New York. In 2012, upon completion of our competitive bidding process, we entered into a subcontract with Atair to design the chassis component for the ADEPT units. During the years ended December 31, 2014 and 2013, we incurred subcontracting service costs from Atair of $33,468 and $77,935, respectively. During the year ended December 31, 2014, we paid $30,000 to Mr. Casner in consideration of management consulting services.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Until June 2013, we had engaged ParenteBeard LLC for the audit of our annual financial statements and review of the financial statements in our quarterly reports on Form 10-Q. Aggregate fees billed for the foregoing professional services during the year ended December 31, 2013 were $5,000.

In June 2013, we engaged BDO USA, LLP for the audit of our financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q. Aggregate fees billed for the foregoing professional services during the years ended December 31, 2014 and 2013 were $44,550 and $37,550, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2014 and 2013.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2014 and 2013.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2014 and 2013.

Audit Committee Pre-Approval Policies and Procedures

All auditing services and non-audit services (other than the de minimis exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved by the Audit Committee. Any future Audit-Related Fees and Tax Fees were pre- approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or incorporated by reference as part of this report:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2(I) to the Company's Registration Statement on Form S- 18, File No. 2-67918-NY, as amended).

3.2	By-laws (incorporated by reference to Exhibit 2(II) to the Company's Registration Statement on Form S-18, File No. 2- 67918-NY, as amended).

3.3	Form of Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 2(III) to the Company's Registration Statement on Form S-18, File No. 2-67918-NY, as amended).

3.4

Form of Certificate of Amendment of Incorporation with respect to increase of authorized shares (incorporated by reference to Exhibit 2(IV) to the Company's Registration Statement on Form S-18, File No. 2-67918-NY, as amended).

3.5	Certificate of Designations of Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 12, 1988).

3.6	Certificate of Designations of Series D Preferred Stock (incorporated by reference to Exhibit 4.16 to Form 10-K for 1993 filed March 30, 1994).

10.1	Mikros Systems Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2007).

14.1	Mikros Systems Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10- QSB filed August 11, 2006).

31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

MIKROS SYSTEMS CORPORATION

Dated: March 31, 2015	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	March 31, 2015
Paul G. Casner, Director

/s/ Thomas C. Lynch	March 31, 2015
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	March 31, 2015
Thomas J. Meaney, President, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Tom L. Schaffnit	March 31, 2015
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

MIKROS SYSTEMS CORPORATION

Princeton, New Jersey

We have audited the accompanying balance sheets of Mikros Systems Corporation as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, PA
March 31, 2015

MIKROS SYSTEMS CORPORATION

Balance Sheets

	DECEMBER 31, 2014	DECEMBER 31, 2013

Assets
Current assets:
Cash and cash equivalents	$1,161,634	$1,028,146
Receivables on government contracts	1,575,954	419,440
Prepaid expenses and other current assets	105,197	69,058
Deferred tax asset, current	28,065	-
Total current assets	2,870,850	1,516,644
Property and equipment
Equipment	61,686	45,157
Furniture & fixtures	14,728	9,264
Less: accumulated depreciation	(62,123)	(47,697)
Property and equipment, net	14,291	6,724
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(1,173)	(1,035)
Intangible assets, net	210	348
Deferred tax assets	140,935	82,000
Total assets	$3,026,286	$1,605,716

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION

Balance Sheets

(continued)

	DECEMBER 31, 2014	DECEMBER 31, 2013
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$493,308	$165,543
Accounts payable and accrued expenses	688,534	131,072
Accrued warranty expense	33,500	35,190
Total current liabilities	1,215,342	331,805
Long-term liabilities	7,770	12,476
Total liabilities	1,223,112	344,281

Commitments and contingencies (Note 8)

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,018,753 and 32,011,753 shares at December 31, 2014 and 2013, respectively	320,188	320,118
Capital in excess of par value	11,628,728	11,620,487
Accumulated deficit	(10,246,666)	(10,780,094)
Total shareholders' equity	1,722,724	1,180,985
Total liabilities and shareholders' equity	$3,026,286	$1,605,716

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION

Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013

Contract revenues	$5,527,153	$3,050,126

Cost of sales	2,683,298	1,422,135

Gross margin	2,843,855	1,627,991

Expenses:
Engineering	1,262,852	816,039
General and administrative	1,114,416	1,017,058

Total expenses	2,377,268	1,833,097

Income (loss) from operations	466,587	(205,106)

Other income:
Interest	411	17

Net income (loss) before income taxes	466,998	(205,089)

Income tax benefit	(66,430)	(57,607)

Net income (loss) and comprehensive income (loss)	$533,428	$(147,482)

Basic income (loss) per common share	$0.02	$-

Basic weighted average number of shares outstanding	31,906,572	31,843,704

Diluted income (loss) per common share	$0.02	$-

Diluted weighted average number of shares outstanding	35,512,585	31,843,704

See Notes to Financial Statements

Mikros Systems Corporation

Statements of Shareholders' Equity

	Preferred Stock Series B		Convertible Preferred Stock		Preferred Stock Series D		Common Stock
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at December 31, 2012	1,102,433	11,024	255,000	2,550	690,000	6,900	32,011,753	320,118	11,606,920	(10,632,612)	1,314,900

Stock compensation	-	-	-	-	-	-	-	-	13,567	-	13,567
Net income	-	-	-	-	-	-	-	-	-	(147,482)	(147,482)

Balance at December 31, 2013	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,011,753	$320,118	$11,620,487	$(10,780,094)	$1,180,985

Stock compensation	-	-	-	-	-	-	-	-	7,962	-	7,962
Exercise of non-restricted stock awards	-	-	-	-	-	-	7,000	70	279	-	349
Net income	-	-	-	-	-	-	-	-	-	533,428	533,428

Balance at December 31, 2014	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,018,753	$320,188	$11,628,728	$(10,246,666)	$1,722,724

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION

Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flow from operating activities:
Net income (loss)	$533,428	$(147,482)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	14,564	5,798
Deferred tax benefit	(87,000)	(59,000)

Share-based compensation expense	7,962	13,567
Net changes in assets and liabilities
(Increase) decrease in receivables on government contracts	(1,156,514)	742,983
Increase in prepaid expenses and other current assets	(36,139)	(37,170)

Increase (decrease) in accrued payroll and payroll taxes	327,765	(107,546)

Increase (decrease) in accounts payable and accrued expenses	557,462	(227,957)

Decrease in accrued warranty expense	(1,690)	(34,465)

Decrease in long-term liabilities	(4,706)	(2,980)

Net cash provided by operating activities	155,132	145,748
Cash flow from investing activities:
Purchase of property and equipment	(21,993)	(4,742)
Net cash used in investing activities	(21,993)	(4,742)
Cash flow from financing activities:
Proceeds from exercise of stock options	349	-
Net cash provided by financing activities	349	-
Net increase in cash and cash equivalents	133,488	141,006
Cash and cash equivalents, beginning of year	1,028,146	887,140
Cash and cash equivalents, end of year	$1,161,634	$1,028,146

Supplemental cash flows information:
Cash paid during the year for income taxes	$9,458	$10,069

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

Concentrations of credit risk

Substantially all of the Company’s revenue is derived from Small Business Innovation Research (“SBIR”) and Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contracts for the Federal government. Approximately 100% and 98% of revenues in 2014 and 2013, respectively, were realized in connection with task orders issued under the IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and to provide research, development, and program management and implementation of improvements to these units. Although the Company’s operations are not subject to any particular government approval or regulations, the Company is dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which the Company competes.

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

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the Federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2014 and 2013.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of three years. Depreciation expense amounted to $13,339 and $4,336 for the years ended December 31, 2014 and 2013, respectively, and is included in engineering expense.

Furniture and fixtures are stated at cost. Depreciation expense is computed using the straight-line method based on estimated useful lives of seven years. Depreciation expense amounted to $1,087 and $1,323 for each of the years ended December 31, 2014 and 2013, respectively, and is included in engineering expense.

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

For each of the years ended December 31, 2014 and 2013, amortization expense amounted to $138 and $139, respectively, which related to the cost of the patents and trademarks. These costs are being amortized over their 10 year legal lives. Amortization expense for 2015 and 2016 will be $138 and $72, respectively.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2014 or 2013.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Revenue Recognition

The Company is a party to research and development contracts with the Federal government to develop certain technology to be utilized by the US Department of Defense. The contracts are cost plus fixed fee contracts and revenue is recognized on the basis of such measurement of partial performance as will reflect reasonably assured realization or delivery of completed articles. Fees earned under the Company’s contracts may also be accrued as they are billable, under the terms of the agreements, unless such accrual is not reasonably related to the proportionate performance of the total work or services to be performed by the Company from inception to completion. Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the Federal government. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. The Company’s backlog includes future ADEPT units to be produced and delivered to the Federal government.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2014 and 2013, the Company had unbilled revenues of $34,366 and $16,130, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of December 31, 2014 and 2013, the Company had no advanced billings. Under the IDIQ agreement, the Company delivered 3 and 41 units during the years ended December 31, 2014 and 2013, respectively.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period, which is 12 months following delivery and acceptance of production units by the government. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company had a net warranty recovery, which is a component of the Company’s cost of sales of $1,690 and $15,500 for the years ended December 31, 2014 and 2013, respectively. Since the inception of the IDIQ contract in March 2010, the Company has delivered 125 ADEPT units. As of December 31, 2014, there are 9 ADEPT units that remain under the limited warranty coverage. The Company had an accrued warranty expense liability of $33,500 and $35,190 at December 31, 2014 and 2013, respectively.

The following table reflects the reserve for product warranty activity for the years ended December 31:

	2014	2013

Reserve for product warranty, beginning of period	$35,190	$69,655
Provision for product warranty	51,210	42,300
Product warranty expirations	(52,900)	(57,800)
Product warranty costs paid	-	(18,965)
Reserve for product warranty, end of period	$33,500	$35,190

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Research and Development Costs

Research and development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $5,388 and $81,598 for the years ended December 31, 2014 and 2013, respectively.

Share-based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There were no equity compensation awards issued for the year ended December 31, 2014. During 2013, the Company issued 35,000 stock options. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of share-based awards. Expected volatility is based on historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2014 and 2013.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Shares of the Company's Convertible Preferred Stock are considered participating securities since they contain a non-forfeitable right to dividends and distributions with common shareholders. ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the Company's stock options are not considered to be participating securities. Dividends on common stock were not declared in 2014 or 2013.

Recently Issued Accounting Standards

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

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 3 – Redeemable Series C Preferred Stock and Shareholders’ Equity

Redeemable Series C Preferred Stock

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock and is subject to redemption at the Company’s option at any time if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets. Each share is entitled to cast one vote on all matters to be voted on by the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder, and the holders of Redeemable Series C Preferred Stock will not be entitled to any further payment. The redemption price is $16.09 per share. The Redeemable Series C Preferred Stock is subject to redemption under certain “deemed liquidation” events, as defined, and as such, the convertible preferred stock is considered contingently redeemable for accounting purposes. Accordingly, the convertible preferred stock has been recorded within temporary equity in the Company’s financial statements.

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends. As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000. Such waiver does not affect dividends accrued through December 31, 2005. Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at December 31, 2014 and are included in the liquidation value of $1,518,000.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 4 – Income Taxes

The income tax provision is comprised of the following for the years ended December 31:

	2014	2013

Current state tax expense	$17,570	$1,393
Current federal tax expense	3,000	-
Deferred state tax benefit	(14,000)	-
Deferred federal tax benefit	(73,000)	(59,000)

Income tax expense benefit	$(66,430)	$(57,607)

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2014	2013

Federal statutory rate	34.0%	34.0%
State taxes	0.5	(0.5)
Nondeductible lobbying expenses	3.3	(5.1)
Other Nondeductible/Nontaxable Items	2.4	(3.2)
Change in federal valuation allowance asset	(54.4)	2.9
Effective tax rate	(14.2)%	28.1%

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Total available net operating loss carry forwards at December 31, 2014 amount to $170,715 and expire in 2033.

During 2014, federal net operating loss carry forwards of $543,131 were utilized by the Company for purposes of the Company’s tax provision. Previously generated federal net operating loss carryforwards of $170,715 remain as of December 31, 2014. The Company’s valuation allowance associated with the related deferred tax assets was decreased by approximately $291,000 in 2014 and increased by approximately $7,000 in 2013. The change in our valuation allowance for 2014 and 2013 was attributable to the expected profitability on contracts being fulfilled as of the end of each period.

Deferred tax assets consist of the following as of December 31:

	2014	2013

Deferred tax asset:
Fixed assets and other	$95,593	$108,137
Net operating loss carryforwards	58,043	252,878
Research and development & AMT credit	15,364	12,041
Valuation allowance	-	(291,056)

Net deferred tax asset	$169,000	$82,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers both positive and negative evidence in making this assessment, including the future reversal of existing temporary taxable differences, projected future taxable income, the recent expiration of unused net operating losses and tax planning strategies. At December 31, 2013, the Company had an inability to project future taxable income over the periods in which the deferred tax assets may become deductible. However, in 2014 management determined that a valuation allowance was no longer required against the net deferred tax asset as management believes it is more likely than not that the Company will realize the entire benefit of its deferred tax assets.

The Company continues to analyze its income tax positions and no significant income tax uncertainties were identified in 2014 and 2013. Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended December 31, 2014 and 2013. The Company is not currently under examination by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2011 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2008.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 5 – Share-Based Compensation

2007 Stock Incentive Option Plan

In October 2007, March 2008 and July 2009, the Company issued options to purchase 420,000, 10,000 and 345,000 shares, respectively, of the Company’s common stock under the Company’s 2007 Stock Incentive Plan. The options vest over a five year period and are exercisable at $0.20 to $0.62 per share, the last sales price of the Company’s common stock as reported on the OTCQB on the date of grant. There were no shares issued during 2014. There were 35,000 shares issued during the year ended December 31, 2013. A summary of the status of the Company’s 2007 Stock Incentive Plan as of December 31, 2014 and 2013 is presented below.

	2014

	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	645,000	$0.38	4.79
Granted	-	-
Exercised	(7,000)	0.05
Forfeited / Cancelled	-	-
Options outstanding - end of year	638,000	$0.38	3.75
Options exercisable - December 31, 2014	610,000	$0.39	3.56

	2013

	Options	Weighted Exercise Price	Weighted Life (in years)

Options outstanding - beginning of year	$690,000	0.39	5.61
Granted	35,000	0.05
Exercised	-	-
Forfeited / Cancelled	(80,000)	0.37
Options outstanding - end of year	$645,000	0.38	4.79
Options exercisable - December 31, 2013	$605,000	0.39	4.56

The aggregate intrinsic value of options outstanding at December 31, 2014 and 2013 under the 2007 Stock Incentive Plan was $2,520 and $1,750, respectively.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2014 and 2013. The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes Merton option pricing model.

There were a total of 28,000 and 40,000 unvested options at December 31, 2014 and 2013, respectively. The total fair value of unvested options as of December 31, 2014 and 2013 was approximately $560 and $1,300, respectively. For the years ended December 31, 2014 and 2013, the Company recognized share-based compensation expense of $3,890 and $9,552, respectively. As of December 31, 2014 and 2013, there was approximately $422 and $4,181, respectively, of unamortized stock option compensation expense.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Restricted Stock

The Company did not grant any restricted stock awards during 2014 or 2013. During 2014 and 2013, there were restricted shares forfeitures of 0 and 27,000, respectively. There were 59,000 and 56,000 restricted shares that vested during 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the Company recognized $4,072 and $4,015 of share-based compensation expense. As of December 31, 2014, there were 44,000 restricted stock awards unvested and $4,304 of unrecognized share-based compensation expense that will be recognized in future periods.

Note 6 – Debt

During the quarter ended June 30, 2013, the Company renewed its line of credit agreement with Sun National Bank and increased its borrowing capacity to $500,000. The facility was secured by substantially all of the Company’s assets. Borrowings under the facility were limited to a percentage of aggregate outstanding receivables that are due within 90 days. The facility contained customary affirmative and negative covenants and a net worth financial covenant. The facility expired on June 30, 2014. There were no borrowings or payments related to this facility through the expiration date and the Company was in compliance with all the customary affirmative and negative covenants including its net worth financial covenant. The Company is not currently pursuing a new credit facility.

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

The Company’s calculation of earnings per share is as follows:

	2014	2013
Basic earnings per common share:

Net income (loss) applicable to common shareholders – basic	$533,428	$(147,482)
Portion allocable to common shareholders	99.2%	100.0%

Net income allocable to common shareholders	529,161	(147,482)
Weighted average basic shares outstanding	31,906,572	31,843,704
Basic earnings per share	$0.02	$-

Dilutive earnings per common share:
Net income allocable to common shareholders	529,161	(147,482)
Add: undistributed earnings allocated to participating securities	4,267	-

Numerator for diluted earnings per common share	533,428	(147,482)
Weighted average basic shares outstanding	31,906,572	31,843,704
Diluted effect:
Stock options	28,000	-
Unvested restricted stock awards	15,714
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	-
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	-
Weighted average dilutive shares outstanding	35,512,585	31,843,704
Dilutive earnings per share	$0.02	$-

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The table below sets forth the calculation of the percentage of net earnings (loss) allocable to common shareholders under the two-class method:

	2014	2013
Numerator:
Weighted average participating common shares	31,906,572	31,843,704
Denominator:
Weighted average participating common shares	31,906,572	31,843,704
Add: Weighted average shares of Convertible Preferred Stock	255,000	-
Weighted average participating shares	32,161,572	31,843,704
Portion allocable to common shareholders	99.2%	100.0%

Diluted earnings (loss) per share for the years ended December 31, 2014 and 2013 do not reflect following potential common shares, as the effect would be antidilutive.

	Years Ended December 31,
	2014	2013
Stock options	610,000	645,000
Unvested restricted stock awards	-	103,000
Convertible preferred stock	-	3,562,299

Total	610,000	4,310,299

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

The Company also leases a facility in Largo, Florida which supports production of the ADEPT product line and quality assurance, field support, and life cycle management. In October 2014, the Company entered into a lease for a period of one year at a monthly rent of $2,143.

Total rent expense during 2014 and 2013 was $116,965 and $106,521, respectively. The Company has $84,047 in future obligations under non-cancellable operating leases that are due as follows:

2015	71,814
2016	12,233
$84,047

Note 9 – Related Party Transactions

Paul Casner, the Chairman of the Company’s Board of Directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation. During 2014 and 2013, Atair provided subcontracting services to the Company in designing the chassis component within the ADEPT units. The Company incurred subcontracting service costs from Atair of $33,468 and $77,935 for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the Company paid $30,000 to Mr. Casner in consideration of management consulting services.