Form 10-Q
period 2015-03-31
MIKROS SYSTEMS CORP
filed 2015-05-15
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 32,018,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 15, 2015.

1/19

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	1

	Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014 (unaudited)	2

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	3

	Notes To Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits	18

	SIGNATURES	19

2/19

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MIKROS SYSTEMS CORPORATION

CONDENSED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,159,075	$1,161,634
Receivables on government contracts	1,176,498	1,575,954
Prepaid expenses and other current assets	112,621	105,197
Deferred tax asset, current	28,065	28,065
Total current assets	2,476,259	2,870,850
Property and equipment:
Equipment	64,379	61,686
Furniture & fixtures	14,728	14,728
Less: accumulated depreciation	(63,873)	(62,123)
Property and equipment, net	15,234	14,291
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(1,208)	(1,173)
Intangible assets, net	175	210

Deferred tax assets	110,935	140,935
Total assets	$2,602,603	$3,026,286
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$346,433	$493,308
Accounts payable and accrued expenses	241,929	688,534
Accrued warranty expense	63,400	33,500
Total current liabilities	651,762	1,215,342
Long-term liabilities	6,197	7,770
Total liabilities	657,959	1,223,112

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,018,753 shares at March 31, 2015 and December 31, 2014	320,188	320,188
Capital in excess of par value	11,629,409	11,628,728
Accumulated deficit	(10,105,877)	(10,246,666)
Total shareholders' equity	1,864,194	1,722,724
Total liabilities and shareholders' equity	$2,602,603	$3,026,286

See Notes to Unaudited Condensed Financial Statements

3/19

MIKROS SYSTEMS CORPORATION

CONDENSED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended,
	March 31, 2015	March 31, 2014
Contract Revenues	$2,476,039	$883,340

Cost of sales	1,461,905	412,679

Gross profit	1,014,134	470,661

Expenses:
Engineering	422,415	225,902
General and administrative	322,023	284,131

Total expenses	744,438	510,033

Income (loss) from operations	269,696	(39,372)

Interest income	93	128

Net income (loss) before income taxes	269,789	(39,244)

Income tax expense (benefit)	129,000	(31,210)

Net income (loss) and comprehensive income (loss)	$140,789	$(8,034)

Basic income (loss) per common share	$-	$-

Basic weighted average number of common shares outstanding	31,947,753	31,884,320

Diluted income (loss) per common share	$-	$-

Diluted weighted average number of common shares outstanding	35,553,766	31,884,320

See Notes to Unaudited Condensed Financial Statements

4/19

MIKROS SYSTEMS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended,
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income (loss)	$140,789	$(8,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,785	1,332
Deferred tax benefit (expense)	30,000	(29,907)
Share-based compensation expense	681	3,848
Changes in assets and liabilities:
Decrease (increase) in receivables on government contracts	399,456	(52,314)
Increase in prepaid expenses and other current assets	(7,424)	(38,225)
Decrease in accrued payroll and payroll taxes	(146,875)	(15,869)
(Decrease) increase in accounts payable and accrued expenses	(446,605)	7,890
Increase in accrued warranty expense	29,900	3,931
Decrease in long-term liabilities	(1,573)	(1,141)
Net cash provided by (used in) operating activities	134	(128,489)
Cash flows from investing activities:
Purchase of property and equipment	(2,693)	(6,430)
Net cash used in investing activities	(2,693)	(6,430)
Cash flows from financing activities:
Proceeds received upon the exercise of stock options	-	350
Net cash provided by financing activities	-	350
Net decrease in cash and cash equivalents	(2,559)	(134,569)
Cash and cash equivalents, beginning of period	1,161,634	1,028,146
Cash and cash equivalents, end of period	$1,159,075	$893,577
Supplemental cash flow information
Cash paid during the period for income taxes	$7,900	$558

See Notes to Unaudited Condensed Financial Statements

5/19

MIKROS SYSTEMS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2015, and the results of its operations and its cash flows for the three months ended March 31, 2015 and 2014. Changes in the Company’s stockholders’ equity from December 31, 2014 are a result of share-based compensation expense of $681 and net income of $140,789 for the three months ended March 31, 2015.

Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 – Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2014 Annual Report on Form 10-K.

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

Unbilled revenue reflects work performed, but not yet billed at the time, per contractual requirements. The Company had unbilled revenues of $96,505 and $34,366, included in receivables on government contracts as of March 31, 2015 and December 31, 2014, respectively. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of March 31, 2015 and December 31, 2014, the Company had no advanced billings.

6/19

MIKROS SYSTEMS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

 Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended March 31, 2015 and 2014, the Company recognized warranty expense of $29,900 and $4,600, respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 137 ADEPT units. As of March 31, 2015, there are 21 ADEPT units that remain under the limited warranty coverage. As of March 31, 2015 and December 31, 2014, the Company had an accrued warranty expense of $63,400 and $33,500, respectively.

The following table reflects the reserve for product warranty activity as of March 31, 2015 and December 31, 2014:

	2015	2014

Reserve for product warranty, beginning of period	$33,500	$35,190
Provision for product warranty	29,900	51,210
Product warranty expirations	-	(52,900)
Reserve for product warranty, end of period	$63,400	$33,500

Research and Development Costs

Research and Development expenditures for the research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $1,544 and $1,649 for the three months ended March 31, 2015 and 2014, respectively.

7/19

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

The Company’s calculation of earnings per share is as follows:

	March 31, 2015	March 31, 2014
Basic earnings per common share:

Net income (loss) applicable to common shareholders – basic	$140,789	$(8,034)
Portion allocable to common shareholders	99.2%	100.0%

Net income allocable to common shareholders	139,663	(8,034)
Weighted average basic shares outstanding	31,947,753	31,884,320
Basic earnings per share	$-	$-

Dilutive earnings per common share:
Net income allocable to common shareholders	139,663	(8,034)
Add: undistributed earnings allocated to participating securities	1,126	-

Numerator for diluted earnings per common share	140,789	(8,034)
Weighted average basic shares outstanding	31,947,753	31,884,320
Diluted effect:
Stock options	28,000	-
Unvested restricted stock awards	15,714
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	-
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	-
Weighted average dilutive shares outstanding	35,553,766	31,884,320
Dilutive earnings per share	$-	$-

The table below sets forth the calculation of the percentage of net earnings (loss) allocable to common shareholders under the two-class method:

	March 31, 2015	March 31, 2014
Numerator:
Weighted average participating common shares	31,947,753	31,884,320

Denominator:
Weighted average participating common shares	31,947,753	31,884,320
Add: Weighted average shares of Convertible Preferred Stock	255,000	-
Weighted average participating shares	32,202,753	31,884,320

Portion allocable to common shareholders	99.2%	100.0%

8/19

Diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014 do not reflect the following potential common shares, as the effect would be antidilutive.

	March 31, 2015	March 31, 2014
Stock options	610,000	638,000

Unvested restricted stock awards	-	89,000
Convertible preferred stock	-	3,562,299

Total	610,000	4,289,299

NOTE 5 – Income Tax Matters

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has (decreased) increased its net deferred tax assets by ($30,000) and $29,907 during the three months ended March 31, 2015 and 2014, respectively. The change in deferred tax assets is attributable to the utilization of income tax attributes, primarily federal net operating losses, as the Company anticipates annual earnings from operations to continue.

NOTE 6 – Share Based Compensation

During the three months ended March 31, 2015 and 2014, the Company did not issue stock option awards. During the three months ended March 31, 2014, 7,000 shares were exercised for proceeds in the amount of $350. The Company recognized stock-based compensation expense for stock options of $37 and $3,027 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, there were outstanding options to purchase 638,000 shares of common stock. The intrinsic value of the options as of March 31, 2015 is $3,080.

As of March 31, 2015 and 2014, there were 44,000 and 103,000 restricted stock awards outstanding, respectively. The Company recognized stock-based compensation expense for restricted stock of $644 and of $821 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was $4,057 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in future periods.

NOTE 7 – Related Party Transactions

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation. During 2014, Atair provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units. During the three months ended March 31, 2014, the Company incurred subcontracting service costs from Atair of $24,689. The Company did not incur any of these service costs in 2015.

9/19

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward- looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; continuation of the Federal automatic sequestration cuts; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development; delays in the development of products; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward- looking statements based on changes in internal estimates or expectations or otherwise.

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

Revenues from our government contracts represented 100% of our revenues for the three months ended March 31, 2015 and 2014. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

ADEPT®

Our primary source of revenue is sales of our Adaptive Diagnostic Electronic Portable Testset, or ADEPT®, to the United States Navy. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness. ADEPT represents a new approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard system, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts. We are currently extending the ADEPT system to a second Navy radar system, the SPS-49, which is expected to assist in optimizing performance for the Ballistic Missile Defense mission.

10/19

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

Contracts

On March 18, 2010, we were awarded and entered into a multi-year Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with the Naval Surface Warfare Center related to our ADEPT product. The contract is for a term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. In March, 2015, the period of performance was extended through August 11, 2016. The ADEPT contracts drive all revenue.  In the past, we were generating revenues primarily from the production and delivery of ADEPT units.   After executing the ADEPT program for four years, we now have contracts to do further R&D on ADEPT units to enhance functionality as well as provide other forms of support.  We expect additional delivery orders during the remaining term of the contract.

In June 2013, we were awarded a $2.8 million service contract with Condition-Based Maintenance (“CBM”) for LCS Systems using the ADEPT Distance Support Sensor Suite, or ADSSS. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units, provide enhanced automated data collection and processing capabilities, and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components.

In January 2014, we were awarded a $0.5 million contract by the U.S. Navy that will extend the ADEPT system to a second Navy radar, the SPS-49 long-range air surveillance radar.

During the second quarter of 2014, we were awarded four contracts valued at approximately $1.0 million to be funded over the next two years. Two of the awards are to support and improve our ADEPT product line by providing funding for continued training of Navy personnel and a new development effort to upgrade ADEPT instrumentation functions for data acquisition. The remaining two awards are to upgrade the ADSSS system for the Navy’s new Littoral Combat Ship (“LCS”). Under the first ADSSS contract, we will design a new portable maintenance device for shipboard use, working closely with the Naval Ship Systems Engineering Station (“NAVSSES”) office in Philadelphia, PA. The second ADSSS award extends to the ADSSS “Pilot Program” which previously installed ADSSS on the USS Freedom. This contract award funds the installation of an ADSSS Pilot system on a second LCS ship, the USS Forth Worth.

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

In August 2014, we were awarded a major new production contract valued at $5 million for additional ADEPT units. The Navy plans to purchase fifty-four (54) ADEPT units over the next year. As of March 31, 2015, we have delivered 12 of these units. These systems are deployed on Navy “Aegis” destroyers and cruisers to support the AN/SPY-1 radar in air defense and ballistic missile defense missions. These systems join the 125 ADEPT units previously deployed and in everyday use by the Navy. Also, in August and September 2014, we were awarded two contracts for approximately $0.2 million for ADEPT training and calibration of 34 ADEPT units. We were also awarded an additional $0.1 million in January 2015, for 31 more ADEPT units to be calibrated.

In November 2014, we were awarded a contract valued at $0.1 million for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS (ADEPT Distance Support Sensor Suite) which will provide the SPS-75 Air Search Radar and Rolling Airframe (RAM) systems with Combat Systems (CS) Condition Based Monitoring (CBM) and Distance Support (DS) capability.

In March 2015, we received a further production contract, valued at $1.1 million, for an additional ten ADEPT units for the Aegis SPY-1 radar. These units will be manufactured at the Mikros Manufacturing and Depot Facility in Largo FL, and will be delivered late this year, following the completion of the current production run of 54 units.

11/19

In March 2015, the Navy also issued an additional contract for ADEPT General Engineering and Support, with initial funding of $0.1 million. This contract covers various technical tasking for deployed ADEPT systems, including logistics support, customer consultation and regularly scheduled team review meetings.

In May 2015, Mikros received a study contract valued at $30 thousand from Lockheed Martin Corporation, to start work with Lockheed Martin on Condition Based Maintenance for Aegis systems.

It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future contracts. In addition, our contracts with the Federal government contain unfavorable termination provisions and are subject to audit and modification.

12/19

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the majority of our revenue in 2015, and expected revenue over the next nine months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

Outlook

Our strategy for continued growth is three-fold. First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can potentially utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular phone service providers and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In 2015, our primary strategic focus is to continue to: (i) establish Mikros as a premium provider of research and development and product development services, including assembly and integration at our facility in Largo, FL, to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts. From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, and exploring commercialization opportunities. We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of March 31, 2015, there have been no changes to such critical accounting policies and estimates.

13/19

Results of Operations

Three Months Ended March 31, 2015 and 2014

We generated revenues of $2,476,039 during the three months ended March 31, 2015 compared to $883,340 during the three months ended March 31, 2014, an increase of $1,592,669, or 180%. The increase was primarily the result of receiving the production contract for 54 ADEPT units and seven additional labor contracts.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended March 31, 2015 was $1,461,905 compared to $412,679 for the three months ended March 31, 2014, an increase of $1,049,226, or 254%. The increase was due to our growth in revenue and attributable to receiving the production contract for 54 ADEPT units and seven additional labor related contracts for engineering and logistical support.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees,

(ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended March 31, 2015 were $422,415 compared to $225,902 for the three months ended March 31, 2014, an increase of $196,513, or 87%. The increase was primarily due to the increase in fringe benefits, salaries, consulting fees and incentive compensations offset by a decrease in recruiting costs.

14/19

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the three months ended March 31, 2015 were $322,023 compared to $284,131 for the three months ended March 31, 2014, an increase of $37,892, or 13%. The increase was due primarily to an increase in incentive compensation and unallowable costs offset by a decrease in bid and proposal costs and professional fees.

At March 31, 2015, we estimated our annual effective tax rate for 2015 to be 47.8%.  We recognized a tax expense of $129,000 for the three months ended March 31, 2015 primarily due to expected net income for the remainder of 2015.  At March 31, 2015, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.  As of March 31, 2015, we had net operating loss carryforwards of $170,709, which will begin expiring in 2033 if not utilized.

We reported net income of $140,789 during the three months ended March 31, 2015 as compared to a net loss of $8,034 during the three months ended March 31, 2014. The increase is attributable primarily to the award under the ADEPT contract of 54 units and additional labor related contracts for engineering and logistical support in 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

As of March 31, 2015, we had cash and cash equivalents of $1,159,075 and net working capital of $1,824,497. During the three months ended March 31, 2015, net cash provided by operating activities was $134 compared to net cash used in operating activities of $128,489 during the three months ended March 31, 2014. The increase was due primarily to us having net income of $140,789 in 2015 compared to a net loss of $8,034 in 2014 and the timing of payments related to our operating assets and liabilities. Specifically, accounts payable increased due to the timing of our vendor payments and additional material purchases for new contracts. The accrued payroll and payroll taxes increased due to 6 additional employees and timing of payroll processing. Additionally, accounts receivable increased as a result of additional contracts and timing of billings and collections.

During the three months ended March 31, 2015, net cash used in investment activities was $2,693 compared to net cash used in investment activities of $6,430 during the three months ended March 31, 2014. The decrease is attributable to lower capital expenditures.

During the three months ended March 31, 2015, there was no net cash provided by financing activities compared to net cash provided by financing activities of $350 during the three months ended March 31, 2014. The decrease was attributable to the exercise of stock options in 2014.

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

15/19

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

16/19

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of March 31, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

17/19

PART II. OTHER INFORMATION

Item 6. Exhibits

No.	Description

31.1

Certification of principal executive officer and principal financial officer pursuant to Rules 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

18/19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

May 15, 2015	By: /s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer

19/19