Form 10-Q
period 2015-06-30
MIKROS SYSTEMS CORP
filed 2015-08-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 32,018,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 14, 2015.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited)	1

	Condensed Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	2

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

	Signatures	15

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Mikros Systems Corporation

 Condensed Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,159,584	$1,161,634
Receivables on government contracts	1,607,621	1,575,954
Prepaid expenses and other current assets	151,926	105,197
Deferred tax asset, current	28,065	28,065
Total current assets	2,947,196	2,870,850
Property and equipment:
Equipment	64,379	61,686
Furniture & fixtures	14,728	14,728
Less: accumulated depreciation	(65,562)	(62,123)
Property and equipment, net	13,545	14,291
Patents and trademarks	1,383	1,383
Less: accumulated amortization	(1,243)	(1,173)
Intangible assets, net	140	210
Deferred tax assets	86,935	140,935
Total assets	$3,047,816	$3,026,286
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$420,005	$493,308
Accounts payable and accrued expenses	517,049	688,534
Accrued warranty expense	40,100	33,500
Total current liabilities	977,154	1,215,342
Long-term liabilities	4,625	7,770
Total liabilities	981,779	1,223,112

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,018,753 shares at June 30, 2015 and December 31, 2014	320,188	320,188
Capital in excess of par value	11,630,090	11,628,728
Accumulated deficit	(9,985,165)	(10,246,666)
Total shareholders' equity	1,985,587	1,722,724
Total liabilities and shareholders' equity	$3,047,816	$3,026,286

  See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income

 (unaudited)

	Three Months Ended,		Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Contract revenues	$1,734,382	$1,209,802	$4,210,421	$2,093,142

Cost of sales	877,168	439,701	2,339,073	852,380

Gross margin	857,214	770,101	1,871,348	1,240,762

Expenses:
Engineering	326,521	276,751	748,936	502,653
General and administrative	300,574	308,504	622,597	592,635

Total expenses	627,095	585,255	1,371,533	1,095,288

Income from operations	230,119	184,846	499,815	145,474

Interest income	93	93	186	221

Net income before income taxes	230,212	184,939	500,001	145,695

Income tax expense	109,500	54,656	238,500	23,446

Net income and comprehensive income	$120,712	$130,283	$261,501	$122,249

Basic income per common share	$-	$-	$0.01	$-

Basic weighted average number of common shares outstanding	31,947,753	31,888,753	32,124,260	31,886,549

Diluted income per common share	$-	$-	$0.01	$-

Diluted weighted average number of common shares outstanding	35,548,552	35,469,052	35,722,826	35,465,181

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities
Net income	$261,501	$122,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,509	3,122
Deferred tax expense	54,000	14,902
Share-based compensation expense	1,362	7,716
Changes in operating assets and liabilities:
Increase in receivables on government contracts	(31,667)	(157,707)
Increase in prepaid expenses and other current assets	(46,729)	(27,305)
Increase (decrease) in accrued payroll and payroll taxes	(73,303)	127,987
Decrease in accounts payable and accrued expenses	(171,485)	(33,153)
Increase in accrued warranty expense	6,600	9,054
Decrease in long-term liabilities	(3,145)	(2,281)
Net cash provided by operating activities	643	64,584
Cash flows from investing activities:
Purchase of property and equipment	(2,693)	(11,890)
Net cash used in investing activities:	(2,693)	(11,890)
Cash flows from financing activities:
Proceeds received upon the exercise of stock options	-	350
Net cash provided by financing activities	-	350
Net (decrease) increase in cash and cash equivalents	(2,050)	53,044
Cash and cash equivalents, beginning of period	1,161,634	1,028,146
Cash and cash equivalents, end of period	$1,159,584	$1,081,190
Supplemental cash flow information:
Cash paid during the period for income taxes	$143,900	$558

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2015, and the results of its operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Changes in the Company’s stockholders’ equity from December 31, 2014 to June 30, 2015 are a result of share-based compensation expense of $1,362 and net income of $261,501.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2014 Annual Report on Form 10-K

Note 3 – Significant Accounting Policies

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. The Company had unbilled revenues of $87,980 and $34,366 included in accounts receivable as of June 30, 2015 and December 31, 2014, respectively.  Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability.  As of June 30, 2015 and December 31, 2014, the Company had no advanced billings.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units.  The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended June 30, 2015 and 2014, the Company recognized warranty (benefit) expense of $(23,300) and $5,600, respectively, and for the six months ended June 30, 2015 and 2014, the Company recognized warranty expense of $6,600 and $10,200, respectively.  Since the inception of the IDIQ contract in March 2010, the Company has delivered 137 ADEPT units.  As of June 30, 2015, there are 15 ADEPT units that remain under the limited warranty coverage.  As of June 30, 2015 and December 31, 2014, the Company had an accrued warranty expense of $40,100 and $33,500, respectively.

The following table reflects the reserve for product warranty activity as of June 30, 2015 and December 31, 2014:

	2015	2014

Reserve for product warranty, beginning of period	$33,500	$35,190
Provision for product warranty	29,900	51,210
Product warranty expirations	(23,300)	(52,900)
Product warranty costs paid	-	-
Reserve for product warranty, end of period	$40,100	$33,500

Research and Development Costs

Research and Development expenditures are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $8,191 and $1,649 for the three months ended June 30, 2015 and 2014, respectively, and $9,735 and $3,297, for the six months ended June 30, 2015 and 2014, respectively.

 Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 4 – Income Per Share

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

The Company’s calculation of earnings per share is as follows:

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Basic earnings per common share:
Net income applicable to common shareholders - basic	$120,712	$130,283	$261,501	$122,249
Portion allocable to common shareholders	99.2%	99.2%	99.2%	99.2%
Net income allocable to common shareholders	119,746	129,242	259,409	121,271
Weighted average basic shares outstanding	31,947,753	31,888,753	32,124,260	31,886,549
Basic earnings per share	$-	$-	$0.01	$-

Dilutive earnings per common share:
Net income allocable to common shareholders	119,746	129,242	259,409	121,271
Add: undistributed earnings allocated to participating securities	966	1,042	2,092	978
Numerator for diluted earnings per common share	120,712	130,283	261,501	122,249

Weighted average basic shares outstanding	31,947,753	31,888,753	32,124,260	31,886,549
Diluted effect:
Stock options	19,250	18,000	18,667	16,333
Unvested restricted stock awards	19,250	-	17,600	-
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000	255,000	255,000
Weighted average dilutive shares outstanding	35,548,552	35,469,052	35,722,826	35,465,181
Dilutive earnings per share	$-	$-	$0.01	$-

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

This table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Weighted average participating common shares	31,947,753	31,888,753	32,124,260	31,886,549
Denominator:
Weighted average participating common shares	31,947,753	31,888,753	32,124,260	31,886,549
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000	255,000	255,000
Weighted average participating shares	32,202,753	32,143,753	32,379,260	32,141,549
Portion allocable to common shareholders	99.2%	99.2%	99.2%	99.2%

Diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014 does not reflect the following potential common shares, as the effect would be antidilutive.

	June 30, 2015	June 30, 2014
Stock options	610,000	610,000
Unvested portion of restricted stock	-	75,000
Convertible preferred stock	-	-
	610,000	685,000

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $54,000 and $14,902 during the six months ended June 30, 2015 and 2014, respectively. The change in deferred tax assets is attributable to utilization of income tax attributes, primarily federal net operating losses, as the Company anticipates annual earnings from operations to continue.

Note 6 – Share-Based Compensation

During the three and six months ended June 30, 2015 and 2014, the Company did not issue stock awards. During the six months ended June 30, 2014, 7,000 shares were exercised for proceeds in the amount of $350. The Company recognized stock-based compensation expense for stock options of $37 and $2,850 for the three months ended June 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense for stock options of $74 and $5,680 for the six months ended June 30, 2015 and 2014, respectively. The intrinsic value of the options as of June 30, 2015 is $3,080.

As of June 30, 2015 and 2014, there were 103,000 restricted stock awards outstanding.  The Company recognized stock-based compensation expense for restricted stock of $644 and $1,018 for the three months ended June 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense for restricted stock of $1,288 and $2,036 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $3,376 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in a future periods.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 7 – Related Party Transactions

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation.  Atair provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units.  The Company incurred subcontracting service costs from Atair of $2,279 during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company incurred subcontracting service costs from Atair of $2,000 and $26,689, respectively.

Note 8 – Subsequent Events

In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. As payment for such products, the Company agreed to pay to VSE Corporation 30% of the gross royalty revenue related to the Company’s sale of licenses for the purchased software products during the six year period following the completion of the transaction, up to a maximum amount of $1,000,000. The primary software programs purchased by the Company are the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline in or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; continuation of the Federal automatic sequestration cuts; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; our ability to integrate newly acquired software into our business model; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development; delays in the development of products; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Revenues from our government contracts represented 100% of our revenues for the three and six months ended June 30, 2015 and 2014.  We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

ADSSS

In 2013, we developed a second-generation of our Adaptive Distance Support Sensor Suite, or ADSSS, for the Littoral Combat Ship (LCS).  ADSSS is a network-enabled system which can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. This development program remains on schedule internally and initial shipboard testing is planned for Summer 2016. We expect ADSSS to be used on both variants of the LCS which is currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

Recent Developments

In July 2015, we purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased by us are the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. We believe that the new software products provide us with the opportunity to service commercial customers and additional DoD customers outside of the Navy.

Contracts

On March 18, 2010, we were awarded and entered into a multi-year Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and in March 2015, the period of performance was extended through August 11, 2016. Substantially all of our revenue is attributable to our ADEPT product.  In the past, we were generating revenues primarily from the production and delivery of ADEPT units.   After executing the ADEPT program for four years, we now have contracts to do further R&D on ADEPT units to enhance functionality as well as provide other forms of support.  We expect additional delivery orders during the remaining term of the contract.

In June 2013, we were awarded a $2.8 million service contract with Condition-Based Maintenance (“CBM”) for LCS systems using the ADSSS. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units, provide enhanced automated data collection and processing capabilities, and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components.

In January 2014, we were awarded a $0.5 million contract by the U.S. Navy that will extend the ADEPT system to a second Navy radar, the SPS-49 long-range air surveillance radar.

During the second quarter of 2014, we were awarded four contracts collectively valued at approximately $1.0 million to be funded over the next two years. [NTD: Confirm whether it is still the “next two years” or a shorter period] Two of the awards are to support and improve our ADEPT product line by providing funding for continued training of Navy personnel and a new development effort to upgrade ADEPT instrumentation functions for data acquisition. The remaining two awards are to upgrade the ADSSS system for the Navy's new LCS. Under the first ADSSS contract, we will design a new portable maintenance device for shipboard use, working closely with the Naval Ship Systems Engineering Station (“NAVSSES”) office in Philadelphia, Pennsylvania. The second ADSSS award funds the installation of CBM equipment on the USS Fort Worth and continued shipboard testing.  This "Pilot Program" extends our pilot installation of ADSSS on the USS Freedom, a project that was described by our Navy customer as "completely successful".

In July 2014, we were awarded additional funding of $0.3 million under the current IDIQ contract to upgrade the capabilities of the first 69 ADEPT units currently deployed in the fleet.  This effort involves installing a faster and more capable controller module and upgrading the operating system software from Windows XP to Windows 7, and will be executed at the our Largo FL facility as units are returned for routine calibration.

In August 2014, we were awarded a major new production contract valued at $5 million for 54 additional ADEPT units. As of June 30, 2015, we have delivered 12 of these units. These systems are deployed on Navy Aegis destroyers and cruisers to support the AN/SPY-1 radar in air defense and ballistic missile defense missions. These systems join the 125 ADEPT units previously deployed by the Navy. Also, in August and September 2014, we were awarded two contracts for approximately $0.2 million for ADEPT training and calibration of 34 ADEPT units. In January 2015, we were awarded an additional $0.1 million for the calibration of 31 additional ADEPT units.

In November 2014, we were awarded a contract valued at $0.1 million for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS which will provide the SPS-75 Air Search Radar and Rolling Airframe (RAM) systems with Combat Systems (CS), CBM and Distance Support (DS) capability.

In March 2015, we received a further production contract, valued at $1.1 million, for an additional ten ADEPT units for the Aegis AN/SPY-1 radar. We expect to deliver these additional units in late 2015 following the completion of the current production run of 54 units. Also during March 2015, the Navy issued an additional contract for ADEPT general engineering and support, with initial funding of $0.1 million. This contract covers various technical tasking for deployed ADEPT systems, including logistics support, customer consultation and regularly scheduled team review meetings.

In May 2015, we received a study contract valued at $30 thousand from Lockheed Martin Corporation, to start work with Lockheed Martin on CBM for Aegis systems.

In August 2015, the Navy issued Mikros a contract award valued at approximately $0.2 million, for the calibration of 45 additional ADEPT units. This is the seventh contract award of this type that Mikros has received in support of the calibration effort.

It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future contracts. In addition, our contracts with the Federal government contain unfavorable termination provisions and are subject to audit and modification.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the majority of our revenue in 2015, and expected revenue over the next six months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

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

In 2015, our primary strategic focus is to continue to: (i) establish Mikros as a premium provider of research and development and product development services to the defense industry, including assembly and integration at our facility in Largo, FL; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts, positioning ourselves to obtain future SBIR contracts, and using our newly purchased software products to increase our service offerings. From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, and exploring commercialization opportunities. We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of June 30, 2015, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended June 30, 2015 and 2014

We generated revenues of $1,734,382 during the three months ended June 30, 2015 compared to $1,209,802 during the three months ended June 30, 2014, an increase of $524,580, or 43%.  The increase was primarily attributable to the production contracts for 64 ADEPT units.

Cost of sales consists of direct contract costs including labor, material, subcontracts, and warranty expense for ADEPT units that have been delivered, travel, stock-based compensation expense and other direct costs.   Cost of sales for the three months ended June 30, 2015 was $877,168 compared to $439,701 for the three months ended June 30, 2014, an increase of $437,467 or 99%.  The increase was due to our growth in revenue and attributable to receiving the production contracts for an aggregate of 64 ADEPT units.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants.  As the nature of these costs benefit the entire organization and all research and development efforts, and their benefits cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses.  Engineering costs for the three months ended June 30, 2015 were $326,521 compared to $276,751 for the three months ended June 30, 2014, an increase of $49,770, or 18%. The increase was primarily due to the increase in fringe benefits, salaries and consulting fees offset by a decrease in incentive compensation.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us).  General and administrative costs for the three months ended June 30, 2015 were $300,574 compared to $308,504 for the three months ended June 30, 2014, a decrease of $7,930, or 3%.   The decrease was due primarily to decreases in bid and proposal costs and professional fees, offset by an increase in salaries and legal costs.

At June 30, 2015, we estimate our annual effective tax rate for 2015 to be 47.6%.  We recognized a tax expense of $109,500 for the three months ended June 30, 2015 primarily due to expected net income for the remainder of 2015.  At June 30, 2015, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.  As of June 30, 2015, we had net operating loss carryforwards of $170,709, which will begin expiring in 2033 if not utilized.

We reported net income of $120,712 during the three months ended June 30, 2015 as compared to net income of $130,283 during the three months ended June 30, 2014.  The decrease in net income was primarily attributable to income tax expense due to higher revenues.

Six Months Ended June 30, 2015 and 2014

We generated revenues of $4,210,421 million during the six months ended June 30, 2015 compared to $2,093,142 million during the six months ended June 30, 2014, an increase of $2,117,279, or 101%.   The increase was primarily attributable to the production contracts for 64 ADEPT units.

Cost of sales for the six months ended June 30, 2015 was $2,339,073 compared to $852,380 for the six months ended June 30, 2014, an increase of $1,486,693, or 174%.  The increase was due to our growth in revenue and attributable to receiving the production contracts for an aggregate of 64 ADEPT units.

Engineering costs for the six months ended June 30, 2015 were $748,936 compared to $502,653 for the six months ended June 30, 2014, an increase of $246,283, or 49%.  The increase was primarily due to the increase in fringe benefits, salaries, consulting fees, engineering travel and incentive compensations offset by a decrease in recruiting costs.

General and administrative costs for the six months ended June 30, 2015 were $622,597 compared to $592,635 for the six months ended June 30, 2014, an increase of $29,962, or 5%.  The increase was due primarily to an increase in salaries offset by a decrease in bid and proposal costs and professional fees.

We recognized a tax expense of $238,500 for the six months ended June 30, 2015 primarily due to expected net income for the remainder of 2015.  At June 30, 2015, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.

We had net income of $261,501 during the six months ended June 30, 2015 as compared to net income of $122,249 during the six months ended June 30, 2014.  The increase is primarily attributable to the award under the ADEPT contracts of an aggregate of 64 units.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

During the six months ended June 30, 2015, net cash provided by operations was $643 compared to $64,584 during the six months ended June 30, 2014. While our net income increased by $139,252, net cash provided by operations decreased due primarily to decreases in accounts payable and accrued payroll and payroll taxes, and increases in accounts receivable, partially offset by higher deferred tax expense.

During the six months ended June 30, 2015, net cash used in investing activities was $2,693 compared to $11,890 during the six months ended June 30, 2014.  The decrease is attributable to lower capital expenditures in 2015.

During the six months ended June 30, 2015, there was no net cash provided by financing activities compared to net cash provided by financing activities of $350 during the six months ended June 30, 2014. The decrease was attributable to the exercise of stock options in 2014.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of June 30, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

August 14, 2015	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President and Chief Financial Officer