Form 10-Q
period 2015-09-30
MIKROS SYSTEMS CORP
filed 2015-11-16
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 32,018,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 13, 2015.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	1

	Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	2

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 6.	Exhibits	20

	Signatures	21

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Mikros Systems Corporation

Condensed Balance Sheets (unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,645,255	$1,161,634
Receivables on government contracts	1,022,107	1,575,954
Prepaid expenses and other current assets	95,607	105,197
Deferred tax asset, current	28,065	28,065
Total current assets	2,791,034	2,870,850
Property and equipment:
Equipment	64,379	61,686
Furniture & fixtures	14,728	14,728
Less: accumulated depreciation	(67,251)	(62,123)
Property and equipment, net	11,856	14,291
Intangible Asset	127,383	1,383
Less: accumulated amortization	(6,527)	(1,173)
Intangible assets, net	120,856	210
Deferred tax assets	78,935	140,935
Total assets	$3,002,681	$3,026,286
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$433,170	$493,308
Accounts payable and accrued expenses	161,244	688,534
Accrued warranty expense	139,410	33,500
Deferred revenue	36,000	-
Total current liabilities	769,824	1,215,342
Long-term liabilities	129,052	7,770
Total liabilities	898,876	1,223,112
Commitments and contingencies (Note 9)
Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450

Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,018,753 shares at September 30, 2015 and December 31, 2014, respectively	320,188	320,188

Capital in excess of par value	11,631,121	11,628,728

Accumulated deficit	(9,948,428)	(10,246,666)

Total shareholders' equity	2,023,355	1,722,724

Total liabilities and shareholders' equity	$3,002,681	$3,026,286

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Contract revenues	$1,240,393	$1,057,442	$5,450,815	$3,150,584

Cost of sales	529,303	431,701	2,868,377	1,284,081

Gross margin	711,090	625,741	2,582,438	1,866,503

Expenses:
Engineering	309,769	329,864	1,058,705	832,517
General and administrative	328,734	213,956	951,331	806,591

Total expenses	638,503	543,820	2,010,036	1,639,108

Income from operations	72,587	81,921	572,402	227,395

Interest income	149	95	336	316

Net income before income taxes	72,736	82,016	572,738	227,711

Income tax expense (benefit)	36,000	(45,419)	274,500	(21,973)

Net income	$36,736	$127,435	$298,238	$249,684

Other comprehensive income (loss)	-	-	-	-

Comprehensive income	$36,736	$127,435	$298,238	$249,684

Income per common share - basic	$-	$-	$0.01	$0.01

Basic weighted average number of shares outstanding	31,947,753	31,904,786	32,064,778	31,892,694

Income per common share - diluted	$-	$-	$0.01	$0.01

Diluted weighted average number of shares outstanding	35,548,552	35,509,307	35,665,577	35,488,707

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income	$298,238	$249,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,482	4,707
Deferred tax expense (benefit)	62,000	(34,000)
Share-based compensation expense	2,043	9,703
Changes in operating assets and liabilities:
Decrease (Increase) in receivables on government contracts	553,847	(211,821)
Decrease (Increase) in prepaid expenses and other current assets	9,590	(2,579)
(Decrease) Increase in accrued payroll and payroll taxes	(60,138)	218,004
(Decrease) Increase in accounts payable and accrued expenses	(527,290)	41,745
Increase (Decrease) in accrued warranty expense	105,910	(1,690)
Increase in deferred revenue	36,000	-
Decrease in long-term liabilities	(4,718)	(3,422)
Net cash provided by operating activities	485,964	270,331
Cash flows from investing activities:
Purchase of property and equipment	(2,693)	(11,890)
Net cash used in investing activities:	(2,693)	(11,890)
Cash flows from financing activities:
Proceeds received upon the exercise of stock options	350	350
Net cash provided by financing activities	350	350
Net increase in cash and cash equivalents	483,621	258,791
Cash and cash equivalents, beginning of period	1,161,634	1,028,146
Cash and cash equivalents, end of period	$1,645,255	$1,286,937
Supplemental cash flow information:
Cash paid during the period for income taxes	$215,183	$558
Supplemental non-cash investing activity:
Estimated consideration to be paid in connection with purchase of intangible asset	$126,000	$-

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2015, and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. Changes in the Company’s stockholders’ equity from December 31, 2014 to September 30, 2015 are a result of share-based compensation expense of $2,043, proceeds received upon the exercise of options of $350, and net income of $298,238.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On July 9, 2015, the FASB approved a one-year deferral of the effective date of this standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. The Company has not yet selected a transition method nor has the Company determined the effect of the standard on our financial position and results of operations.

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

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. The Company had unbilled revenues of $38,884 and $34,366 included in receivables on government contracts as of September 30, 2015 and December 31, 2014, respectively. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of September 30, 2015 and December 31, 2014, the Company had no advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended September 30, 2015 and 2014, the Company recognized warranty (recoveries) expense of $106,800 and $(10,744), respectively, and $113,400 and (1,690) for the nine months ended September 30, 2015 and 2014, respectively. Since the inception of the IDIQ contract in March 2010, the Company has delivered 163 ADEPT units. As of September 30, 2015, there are 41 ADEPT units that remain under limited warranty coverage. As of September 30, 2015 and December 31, 2014, the Company had an accrued warranty expense of $139,410 and $33,500, respectively.

The following table reflects the reserve for product warranty activity as of September 30, 2015 and December 31, 2014:

	2015	2014
Reserve for product warranty, beginning of period	$33,500	$35,190
Provision for product warranty	136,700	51,210
Product warranty expirations	(23,300)	(52,900)
Product warranty costs paid	(7,490)	-
Reserve for product warranty, end of period	$139,410	$33,500

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $24,890 and $1,724 for the three months ended September 30, 2015 and 2014, respectively, and $34,625 and $5,021, for the nine months ended September 30, 2015 and 2014, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Intangible Assets

A majority of the Company’s intangible assets consist of a license acquired in July 2015. Trade names and trademarks with finite lives are amortized using the straight-line method over their estimated useful lives. Licenses are amortized using a straight-line method over their estimated life of six years.

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

The table below sets forth the calculation of the percentage of net earnings (loss) allocable to common shareholders under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Basic Income per Share:
Net income applicable to common shareholders - basic	$36,736	$127,435	$298,238	$249,684
Portion allocable to common shareholders	99.2%	99.2%	99.2%	99.2%
Net earnings allocable to common shareholders	36,442	126,416	295,852	247,687
Weighted average basic shares outstanding Basic income per share	31,947,753	31,904,786	32,064,778	31,892,694
Basic income per share	$-	$-	$0.01	$0.01

Dilutive Income Per Share:
Net income applicable to common shareholders	36,442	126,416	295,852	247,687
Add: Undistributed earnings allocated to participating securities	294	1,019	2,386	1,997
Numerator for diluted income per share	36,736	127,435	298,238	249,684

Weighted average shares outstanding - basic	31,947,753	31,904,786	32,064,778	31,892,694
Diluted effect:
Stock options	19,250	20,222	19,250	18,000
Unvested restricted stock awards	19,250	-	19,250	-
Conversion equivalent of diluted Series B Convertible Preferred Stock	3,307,299	3,307,299	3,307,299	3,307,299
Conversion equivalent of diluted Convertible	255,000	255,000	255,000	255,000
Restricted stock options	-	22,000	-	15,714
Weighted average dilutive shares outstanding	35,548,552	35,509,307	35,665,577	35,488,707
Dilutive income per share	$-	$-	$0.01	$0.01

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014

Numerator
Weighted average participating common shares	31,947,753	31,904,786	32,064,778	31,892,694
Denominator:
Weighted average participating common shares	31,947,753	31,904,786	32,064,778	31,892,694
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000	255,000	255,000
Weighted average participating shares	32,202,753	32,159,786	32,319,778	32,147,694
Portion allocable to common shareholders	99.2%	99.2%	99.2%	99.2%

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014 does not reflect the following potential common shares, as the effect would be antidilutive.

	September 30, 2015	September 30, 2014
Stock options	610,000	610,000
	610,000	610,000

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review the deferred tax assets and the related valuation allowance that it has recorded against deferred tax assets, primarily associated with Federal net operating loss carryforwards. As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $62,000 during the nine months ended September 30, 2015. The net deferred tax assets increased by $34,000 during the nine months ended September 30, 2014. The change in deferred tax assets is attributable to utilization of income tax attributes, primarily federal net operating losses, as the Company anticipates annual earnings from operations to continue.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 6 – Share-Based Compensation

During the three and nine months ended September 30, 2015 and 2014, the Company did not issue stock awards. During the nine months ended September 30, 2014, 7,000 options were exercised for proceeds in the amount of $350. The Company recognized stock-based compensation expense for stock options of $37 and $969 for the three months ended September 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense for stock options of $111 and $6,649 for the nine months ended September 30, 2015 and 2014, respectively. The intrinsic value of the options as of September 30, 2015 is $3,080.

As of September 30, 2015 and 2014, there were 44,000 restricted stock awards outstanding. The Company recognized stock-based compensation expense for restricted stock of $644 and $1,018 for the three months ended September 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense for restricted stock of $1,932 and $3,054 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $2,695 of unrecognized stock-based compensation expense related to all outstanding equity awards that will be recognized in a future periods.

Mikros Systems Corporation

Notes to Condensed Financial Statements (unaudited)

Note 7 – Related Party Transactions

Paul Casner, the chairman of the Company’s board of directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation. Atair provided subcontracting services to the Company relating to the design of the chassis component within the ADEPT units. During the three months ended September 30, 2015 and 2014, the Company incurred subcontracting service costs from Atair of $0 and $6,779, respectively. During the nine months ended September 30, 2015 and 2014, the Company incurred subcontracting service costs from Atair of $2,279 and $33,468, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward- looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development; delays in the development of products; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Revenues from our government contracts represented 100% of our revenues for the three and nine months ended September 30, 2015 and 2014. We believe that we can utilize the intellectual property developed under our various SBIR awards and our other product offerings, to develop proprietary products for both the government and commercial marketplace.

ADEPT®

Our primary source of revenue is sales of our Adaptive Diagnostic Electronic Portable Testset, or ADEPT, to the United States Navy. ADEPT is an automated maintenance workstation designed to significantly reduce the man-hours required to align the AN/SPY-1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers, while optimizing system performance and readiness. ADEPT represents an innovative approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard systems, and to provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts. We are currently extending the ADEPT system to a second Navy radar system.

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

Recent Developments

In July 2015, we purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased by us are the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. We believe that the new software products provide us with the opportunity to service commercial customers and additional DoD customers outside of the Navy. No payment was required at closing. We are required to pay the seller 30% of the gross royalty revenue generated over a six year period up to a maximum payment of $1.0 million.

In October 2015, our Quality Management System (“QMS”) was formally certified as compliant with the requirements of ISO 9001:2008. The ISO 9001 auditor found zero non-conformances at our facilities in both Fort Washington, PA and Largo, FL. Earlier this year, our QMS was certified by the Naval Sea Systems Command as compliant to NAVSEA Technical Specification 9090-310F, Appendix C and FY 2015 NAVSEA Standard Item 009-04. This Navy certification enables us to form shipboard Alteration Installation Teams and perform shipboard equipment installation and maintenance tasks. The new ISO 9001:2008 certification extends our NAVSEA certification to the leading industry-standard and applies across all of our business processes, for both development and manufacturing capabilities.

Contracts

On March 18, 2010, we were awarded and entered into a multi-year Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and in March 2015, the period of performance was extended through August 11, 2016. Substantially all of our revenue is attributable to our ADEPT product. In the past, we were generating revenues primarily from the production and delivery of ADEPT units. After executing the ADEPT program for four years, we now have contracts to do further research and development on ADEPT units to enhance functionality as well as provide other forms of support. We expect additional delivery orders during the remaining term of the contract.

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

During the second quarter of 2014, we were awarded four contracts collectively valued at approximately $1.0 million to be funded over the next two years. Two of the awards are to support and improve our ADEPT product line by providing funding for continued training of Navy personnel and a new development effort to upgrade ADEPT instrumentation functions for data acquisition. The remaining two awards are to upgrade the ADSSS system for the Navy's new LCS. Under the first ADSSS contract, we will design a new portable maintenance device for shipboard use, working closely with the Naval Ship Systems Engineering Station office in Philadelphia, Pennsylvania. The second ADSSS award funds the installation of CBM equipment on the USS Fort Worth and continued shipboard testing. This "Pilot Program" extends our pilot installation of ADSSS on the USS Freedom, a project that was described by our Navy customer as "completely successful".

In July 2014, we were awarded additional funding of $0.3 million under the current IDIQ contract to upgrade the capabilities of the first 69 ADEPT units currently deployed in the fleet. This effort involves installing a faster and more capable controller module and upgrading the operating system software from Windows XP to Windows 7, and will be executed as units are returned for routine calibration.

In August 2014, we were awarded a major new production contract valued at $5 million for 54 additional ADEPT units. As of September 30, 2015, we have delivered 36 of these units. These systems are deployed on Navy Aegis destroyers and cruisers to support the AN/SPY-1 radar in air defense and ballistic missile defense missions. Also, in August and September 2014, we were awarded two contracts for approximately $0.2 million for ADEPT training and calibration of 34 ADEPT units. In January 2015, we were awarded an additional $0.1 million for the calibration of 31 additional ADEPT units.

In November 2014, we were awarded a contract valued at $0.1 million for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS which will provide the SPS-75 Air Search Radar and Rolling Airframe (RAM) systems with Combat Systems (CS), CBM and Distance Support (DS) capability.

In March 2015, we received a further production contract, valued at $1.1 million, for an additional ten ADEPT units for the Aegis AN/SPY-1 radar. We have delivered two of these units and expect to deliver the balance of the units in 2015. Also during March 2015, the Navy issued an additional contract for ADEPT general engineering and support, with initial funding of $0.1 million. This contract covers various technical tasking for deployed ADEPT systems, including logistics support, customer consultation and regularly scheduled team review meetings.

In May 2015, we received a study contract valued at $30 thousand from Lockheed Martin Corporation, to start work with Lockheed Martin on CBM for Aegis systems.

In August 2015, the Navy issued a contract award valued at approximately $0.2 million for the calibration of 45 additional ADEPT units. This is the seventh contract award of this type that we have received in support of the calibration effort.

We received two contracts in September 2015, for software development on the SLA-10B and SPQ-9B radars, totaling approximately $0.25 million. We have been tasked to define how the ADEPT tool can help support testing of the SPQ-9B system on Self Defense Test Ships (SDTS).

In September 2015, we also received a contract modification for our current service contract with Condition-Based Maintenance (“CBM”) for LCS systems using the ADSSS, which added an additional $1.5 million for ongoing development. This funding will extend the program until September 30, 2016, and allow us to perform installations and support for the LCS Classes.

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

Outlook

Our strategy for continued growth is three-fold. First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment could be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular phone service providers and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products such as ADEPT, along with software products that we recently purchased from VSE, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into longer-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In 2015, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; and (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts. From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, continuing to generate recurring maintenance and calibration revenue for deployed ADEPT units, and exploring commercialization opportunities. We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support. In January 2014, we were awarded a contract to extend the ADEPT system to a second U.S. Navy radar system, the SBS-49, which is expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

Over the longer term, we expect to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors as well as developing potential commercial applications. Our new Prognostics Framework and Diagnostic Profiler offerings are expected to accelerate these initiatives. We believe that many of our core capabilities, remote monitoring, rugged systems, predictive maintenance and communications expertise, are applicable to other industries that work with complex distributed systems, such as utilities, communications and transportation systems. We are currently in discussions with certain industry participants regarding this initiative.

During the past two fiscal years, the combination of spending caps, discretionary spending cuts, sequestration and further proposed reductions in defense spending has caused, and may in the future continue to cause, delays in funding certain projects. This has and may continue to adversely impact our revenues and profits.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of September 30, 2015, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenues earned are based upon the labor, subcontracting services, materials and other direct costs that we incur. Generally, labor and other direct costs generate higher revenues compared to subcontracting services and material costs. We generated revenues of $1,240,393 during the three months ended September 30, 2015 compared to $1,057,442 during the three months ended September 30, 2014, an increase of $182,951, or 17%. The increase was primarily due to the timing of the receipt of the production contracts for 64 ADEPT units.

Cost of sales consists of direct contract costs including labor, material, subcontracts, and warranty expense for ADEPT units that have been delivered, travel and other direct costs. Cost of sales for the three months ended September 30, 2015 was $529,303 compared to $431,701 for the three months ended September 30, 2015, an increase of $97,602, or 23%. The increase was due to our growth in revenue and attributable to receiving the production contracts for an aggregate of 64 ADEPT units.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefits cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended September 30, 2015 were $309,769 compared to $329,864 for the three months ended September 30, 2014, a decrease of $20,095, or 6%. The decrease was primarily due to the decrease in incentive compensation and engineering tools and equipment offset by an increase in fringe benefits, salaries and consulting fees.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the three months ended September 30, 2015 were $328,734 compared to $213,956 for the three months ended September 30, 2014, an increase of $114,778, or 54%. The increase was primarily due to increased bid and proposal costs, professional fees, research and development, and general and administrative salaries.

At September 30, 2015, we estimated our annual effective tax rate for 2015 to be 49.5%. We recognized a tax expense of $36,000 for the three months ended September 30, 2015 primarily due to expected net income for the remainder of 2015. At September 30, 2015, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences. As of September 30, 2015, we had net operating loss carry forwards of $170,709, which will begin expiring in 2033 if not utilized.

We reported net income of $36,736 during the three months ended September 30, 2015 as compared to net income of $127,435 during the three months ended September 30, 2014. The decrease in net income was primarily attributable to income tax expense due to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets during the three months ended September 30, 2014 and higher general and administrative costs.

Nine Months Ended September 30, 2015 and 2014

We generated revenues of $5,450,815 during the nine months ended September 30, 2015 compared to $3,150,584 during the nine months ended September 30, 2014, an increase of $2,300,231, or 73%. The increase was primarily attributable to the production contracts for an aggregate of 64 ADEPT units.

Cost of sales for the nine months ended September 30, 2015 was $2,868,377 compared to $1,284,081 for the nine months ended September 30, 2014, an increase of $1,584,296, or 123%. The increase was due to our growth in revenue and attributable to receiving the production contracts for an aggregate of 64 ADEPT units.

Engineering costs for the nine months ended September 30, 2015 were $1,058,705 compared to $832,517 for the nine months ended September 30, 2014, an increase of $226,188, or 27%. The increase was primarily due to the increase in fringe benefits, salaries, consulting fees, engineering, travel and incentive compensations, partially offset by a decrease in recruiting costs, engineering tools and equipment and computer software and related costs.

General and administrative expenses for the nine months ended September 30, 2015 were $951,331 compared to $806,591 for the nine months ended September 30, 2014, an increase of $144,740, or 18%. The increase was due primarily to an increase in salaries and professional fees, partially offset by a decrease in bid and proposal costs.

We recognized a tax expense of $274,500 for the nine months ended September 30, 2015 primarily due to expected net income for the remainder of 2015. At September 30, 2015, the difference from the expected federal income tax rate is attributable to state income taxes, certain permanent book-tax differences and the income tax benefit related to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.

We reported net income of $298,238 during the nine months ended September 30, 2015 as compared to net income of $249,684 during the nine months ended September 30, 2014. The increase is primarily attributable to the award under the ADEPT contracts for an aggregate of 64 units.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2015, net cash provided by operations was $485,964 compared to net cash provided by operations of $270,331 during the nine months ended September 30, 2014. The increase was due to an increase in net income of $48,544, a decrease in accounts receivable partially offset by a decrease in accounts payable and accrued payroll and payroll taxes.

During the nine months ended September 30, 2015, net cash used in investing activities was $2,693 compared to $11,890 during the nine months ended September 30, 2014. The decrease was due to less capital expenditures in 2015.

During the nine months ended September 30, 2015 and 2014, net cash provided by financing activities of $350 was attributable to cash proceeds received due to the exercise of stock options.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of September 30, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

November 16, 2015	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer