Form 10-K
period 2015-12-31
MIKROS SYSTEMS CORP
filed 2016-03-30
CIK 317340

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported by the OTCQB was $3,961,964. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 28, 2016, 32,225,756 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

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

ITEM 1. BUSINESS.

Mikros designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution and utility systems, and Federal Aviation Administration systems.

Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy. We provide two key systems to the Navy for maintenance of radars and combat systems:

●

ADEPT®, the Adaptive Diagnostic Electronic Portable Tool-set, which is a PC-based maintenance automation workstation used to maintain the Navy’s premier AN/SPY-1 phased array radar on cruisers and destroyers; and

●	ADSSS, the ADEPT Distance Support Sensor Suite, a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

More recently, we acquired certain software and related assets from VSE Corporation. The software is used in our Prognostics Framework® (PF) and Diagnostic Profiler® (DP) products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. These products provide software capabilities which complement our maintenance hardware products (ADEPT and ADSSS), and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that we have a complete hardware/software solution for advanced maintenance, we plan to expand into commercial and industrial markets.

History of the Company

Founded in Albany, New York, Mikros was formed to leverage the microprocessor advancements coming out of the nearby General Electric Research and Development Center into state-of-the-art digital signal processing applications for the defense industry. We specialized in developing technology and products advancing the state of military radio frequency and wireless data communications. Through several U.S. Small Business Innovation Research (“SBIR”) awards in the early 1990s, we developed and fielded the AN/USQ-120 Multi-Frequency Link-11 Data Terminal Set still in use today by the U.S. Navy.

In the mid-1990s, we began shifting our core business away from military communication applications to the rapidly expanding commercial wireless communications arena. Our advanced Digital Signal Processing (“DSP”) technology base and core competencies enabled us to develop unique and proprietary high-speed data broadcasting techniques utilizing the commercial AM and FM radio spectrum. In 1998, we sold our military communications business to an unrelated third party.

Due to expanding cellular and satellite communications technologies, market demand for commercial wireless data broadcasting (one- way communication) applications never fully materialized. We redirected our focus back to research and development for military electronic systems. In 2002, we began developing SBIR-initiated technology products within our areas of expertise, and remain committed to this strategic approach today.

In mid 2015, we acquired certain software and related assets from VSE Corporation. The software is used in our Prognostics Framewok (PF) and Diagnostic Profiler (DP) products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. These products provide software capabilities which complement our maintenance hardware products (ADEPT and ADSSS), and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems.

Adaptive Diagnostic Electronic Portable Testset (ADEPT®)

ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications.

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

Key benefits of ADEPT include:

•	Distance support capability enabling remote (shore-based) system support by subject matter experts and fleet- wide system analysis;

•	Reduction in the amount of electronic test equipment required for organizational level support;
•	Modularity and programmability to overcome obsolescence issues encountered with current test equipment and support capability enhancements in future systems; and
•

Eliminate the need for traditional manuals, paper documentation and discreet test equipment thereby easing the maintenance burden by integrating the required test equipment functionality and automated testing process and storing all necessary documentation within the ADEPT unit.

The initial goal for ADEPT was to obtain a multi-year Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contract for production, engineering, and logistics support. On March 19, 2010, we were awarded and entered into an IDIQ contract with the Naval Surface Warfare Center. The contract had an original term of five years and provides for the purchase and sale of up to $26 million of ADEPT units and related support. In March 2015, the period of performance was extended through August 2016.

As of December 31, 2015, we have delivered a total of 189 ADEPT units under the IDIQ contract. During the years ended December 31, 2015 and 2014, we realized revenues of $7.3 million and $5.5 million, respectively, related to the ADEPT production orders.

A further goal for ADEPT has been to expand the capabilities to other radar systems. In January 2014, we were awarded a $492,611 service contract by the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

Adaptive Distance Support Sensor Suite (ADSSS)

In 2013, we started development of the ADEPT Distance Support Sensor Suite, or ADSSS, for the Navy’s Littoral Combat Ship (“LCS”). ADSSS is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. ADSSS provides an open architecture approach with industry standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. ADSSS fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance.

A pilot version of ADSSS has been deployed on the LCS since 2014. Development of the production system is ongoing and initial shipboard testing is planned for late 2016. We expect ADSSS to be used on both variants of the LCS, currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

Diagnostic Profiler®

The Diagnostic Profiler® is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics and troubleshooting applications. The software provides diagnostic services to its host application, including fault call-outs, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault call-outs by probability. The use of the diagnostic profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes and over the life of the system, could result in significant cost savings.

Prognostics Framework®

Prognostics Framework® is an analysis software for framework that implements real-time prognostics, diagnostics and status monitoring to support embedded prognostic applications, health management systems and condition-based maintenance applications. The Prognostics Framework software institutes an information framework that organizes relevant data related to: (i) the condition of the system; (ii) the system’s ability to perform required functions over specific time intervals; and (iii) the need for maintenance actions and repair parts. The Prognostics Framework has been used to implement a complete health management system on one of the first radar systems to require prognostics as a key element of its overall solutions. Other potential applications include complex computer networks, power generators, power supply, cooling and environmental systems.

Government Contracts

On March 18, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and in March 2015, the period of performance was extended through August 11, 2016. Substantially all of our revenue is attributable to our ADEPT product. In the past, we were generating revenues primarily from the production and delivery of ADEPT units. After executing the ADEPT program for five years, we now have contracts to do further R&D on ADEPT units to enhance functionality as well as provide other forms of support. We expect additional delivery orders during the remaining term of the contract.

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

During the second quarter of 2014, we were awarded four contracts collectively valued at approximately $1.0 million. Two of the awards are to support and improve our ADEPT product line by providing funding for continued training of Navy personnel and a new development effort to upgrade ADEPT instrumentation functions for data acquisition. The remaining two awards are to upgrade the ADSSS system for the Navy's new LCS. Under the first ADSSS contract, we will design a new portable maintenance device for shipboard use, working closely with the Naval Ship Systems Engineering Station (“NAVSSES”) office in Philadelphia, Pennsylvania. The second ADSSS award funds the installation of CBM equipment on the USS Fort Worth and continued shipboard testing. This "Pilot Program" extends our pilot installation of ADSSS on the USS Freedom, a project that was described by our Navy customer as "completely successful".

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

In August 2014, we were awarded a major new production contract valued at $5 million for 54 additional ADEPT units. As of December 31, 2015, we have delivered 54 of these units. These systems are deployed on Navy Aegis destroyers and cruisers to support the AN/SPY-1 radar in air defense and ballistic missile defense missions. These systems join the 125 ADEPT units previously deployed by the Navy. Also, in August and September 2014, we were awarded two contracts for approximately $0.2 million for ADEPT training and calibration of 34 ADEPT units. In January 2015, we were awarded an additional $0.1 million for the calibration of 31 additional ADEPT units.

In November 2014, we were awarded a contract valued at $0.1 million for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS which will provide the SPS-75 Air Search Radar and Rolling Airframe (RAM) systems with Combat Systems (CS), CBM and Distance Support (DS) capability.

In March 2015, we received a further production contract, valued at $1.1 million, for an additional ten ADEPT units for the Aegis AN/SPY-1 radar. We delivered these additional units in late 2015 following the completion of the current production run of 54 units. Also during March 2015, the Navy issued an additional contract for ADEPT general engineering and support, with initial funding of $0.1 million. This contract covers various technical tasking for deployed ADEPT systems, including logistics support, customer consultation and regularly scheduled team review meetings.

In May 2015, we received a study contract valued at $30 thousand from Lockheed Martin Corporation, to start work with Lockheed Martin on CBM for Aegis systems.

In August 2015, we received contract award valued at approximately $0.2 million for the calibration of 45 additional ADEPT units. This is the seventh contract award of this type that we have received in support of the calibration effort. We also received two contracts in September 2015, for software development on the SLA-10B and SPQ-9B radars, totaling approximately $0.25 million. We have been tasked to define how the ADEPT tool can help support testing of the SPQ-9B system on Self Defense Test Ships (SDTS).

In September 2015, we entered into a contract modification for our current service contract for LCS systems using the ADSSS, which added an additional $1.5 million for ongoing development. This funding will extend the program until September 30, 2016, and allow us to perform installations and support for the LCS classes.

It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future contracts. In addition, our contracts with the federal government contain unfavorable termination provisions and are subject to audit and modification.

Manufacturing and Depot Center

We operate a Manufacturing and Depot center in Largo, Florida which has been manufacturing our ADEPT systems for the DoD and other customers since 2010. Our center is ISO 9001:2008 certified for assembly and test of electronic assemblies from military and commercial applications. We have also established a quality management system which complies with American National Standards Institute ISO 9001:2008 and Naval Sea Systems Command Standard Item 009-04. We are now offering build-to-print, box build, and testing services to third-party customers

Corporate Growth & Strategy

Our strategy for continued growth is based on continuing expansion of our defense business, plus new initiatives to apply our advanced maintenance technology in commercial markets. We expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In addition, the software we acquired from VSE complements our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. We plan to provide “condition-based maintenance” systems for applications such as Federal Aviation Administration radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, and other “complex distributed systems.” Customers for these systems include major multinational corporations. We have received several repeat orders from these customers and continue to support their applications.

In 2016, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, and expand our commercial business through marketing and sales of the new Prognostics Framework and Diagnostic Profiler software products.

Over the longer term, we intend to further develop advanced maintenance technologies and implement these technologies in products for deployment in defense applications and to expand into additional commercial applications. We believe that many of our core capabilities, remote monitoring, rugged systems, predictive maintenance and communications expertise, are applicable to other industries that work with complex distributed systems, such as utilities, communications and transportation systems. We are currently in discussions with certain industry participants regarding this initiative.

During the past two fiscal years, the combination of spending caps, discretionary spending cuts, sequestration and further proposed reductions in defense spending has caused, and may in the future continue to cause, delays in funding certain projects. This may negatively impact our revenues and profits.

Competition

The SBIR arena is highly competitive and we compete against numerous small businesses for SBIR awards. In our general business area of electronic defense systems and products, we also compete against many larger companies that have greater financial and human resources. We believe that the primary competitive factors in obtaining SBIR contracts are technical expertise, prior relevant experience, and cost. We believe that our history of completing projects in a timely and efficient manner, along with the experience of our management and technical personnel, enables us to compete effectively for SBIR grants.

Intellectual Property

Under SBIR data rights, we are protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.

In July 2015, we purchased certain software, intellectual property and related assets from VSE Corporation which is used in our Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. We sold one software license during the year ended December 31, 2015.

Customer Concentration and Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts for the federal government. Approximately 100% of our revenues in 2015 and 2014 were realized in connection with task orders issued under our IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and provide related support services. Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology for military and commercial applications. All of our research and development costs in 2015 and 2014 were for the benefit of our customers, who are agencies of the federal government. The customer- sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed. In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of future ADEPT units to be developed and delivered to the federal government and continued development and testing. At December 31, 2015, our backlog was $1.6 million.

Employees

As of December 31, 2015, we had twenty full-time employees, of which thirteen work at our Fort Washington, Pennsylvania, Research & Development Center, two work at our Princeton, New Jersey corporate headquarters, one works at our Washington, DC office, and four work at our Largo, Florida Manufacturing and Depot Center. None of our employees belong to a labor union. We believe relations with our employees are good. We also use the services of subcontractors and consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”). The BCA imposed spending caps and discretionary spending cuts to the DoD budget. The BCA also triggered an automatic sequestration process, which imposed additional budget cuts to National security accounts of approximately $490 billion for FY 2013 to FY 2021 and other U.S. Government budget cuts of another $500 billion to discretionary non-national security accounts. The Bipartisan Budget Act of 2013 amended the BCA and reduced the amount of the sequestration by a total of $63 billion for FY 2014 and FY 2015. The final FY 2015 DoD base budget (excluding funding for overseas contingency operations) appropriation enacted into law in January 2015 was approximately $500 billion, which is similar to the level of funding for the DoD in FY 2014. The Bipartisan Budget Act of 2015 set spending limits for the FY 2016 and FY 2017 budgets across the federal government and increased the prior discretionary spending caps in both defense and non-defense. The new DoD combined spending limits are approximately $607 billion for FY 2016 and $610 billion for FY 2017, including an allocation for $59 billion in overseas contingency operations funding each year.

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

We rely predominantly on U.S. Government entities, and the loss of our contracts could have a material adverse effect on our results of operations and cash flows. Our earnings are predominantly derived from contracts with agencies of the U.S. Government. The loss of any of these contracts could have a material adverse effect on our results of operations and cash flows.

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

Any failure by us to continue to generate task orders or fulfill our obligations under our current IDIQ contract would have a material adverse effect on our financial condition and results of operation. In March 2010, we were awarded an IDIQ contract for the production, engineering and logistics support for our ADEPT product. This IDIQ contract is for a term of five years (which has been extended through August 2016) and provides for the purchase and sale of up to $26,000,000 of ADEPT units and related support. Sales under this contract accounted for approximately 100% of our revenues in 2015 and 2014. We are substantially dependent upon generating continued task orders under this IDIQ contract. Any reduction in task orders or any failure by us to fulfill our contractual obligations under this IDIQ contract would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel. Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Vice President of Operations, and David Henry Silcock, Chief Technology Officer. We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff, which are in high demand in our industry. The loss of services of any key executive, or our inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

We have limited operating history in providing commercial applications. Historically, we have developed and sold technology and products for military applications, primarily to the U.S. Navy. In the future, we may develop commercial products and applications that would perform different functions than our historic products, and would be targeted at an entirely different customer base. Because we have not previously operated as a provider of commercial products, we have no basis to evaluate our ability to develop, market and sell such products. Our ability to commercialize any products or services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

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

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future. In addition, certain provisions of our preferred shares prohibit payment of dividends on our common stock. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of our securities.

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

We have adopted certain anti-takeover provisions. We are authorized to issue 4,040,000 shares of preferred stock, which may be issued by our Board of Directors on such terms, and with such rights, preferences and designations as the board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. The existing 2,052,433 shares of issued and outstanding preferred stock have certain rights and preferences, including dividend and liquidation preferences, which also may have the effect of delaying, deterring or preventing a change in control. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

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

ITEM 2. PROPERTIES.

Our principal executive offices are located in Princeton, New Jersey, where we are subject to a month to month lease.

Our engineering research, design and development facility is located in Fort Washington, Pennsylvania, where we lease approximately 2,500 square feet of general office space under a lease agreement that was renewed in December 2010 and will continue through February 2016. A new lease was entered into in March 2016 and will continue through June 2021.

We maintain a marketing office in Washington, D.C. under a month-to-month lease.

We lease a facility in Largo, Florida, which supports production of our ADEPT product line and quality assurance, field support, and life cycle management. We entered into a one year lease agreement commencing in October 2015.

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

	Bid
	High	Low
2015

First Quarter	$0.17	$0.12
Second Quarter	0.17	0.14
Third Quarter	0.18	0.10
Fourth Quarter	0.18	0.08

2014
First Quarter	$0.11	$0.07
Second Quarter	0.24	0.09
Third Quarter	0.24	0.14
Fourth Quarter	0.22	0.11

The last price of our common stock as reported on the OTCQB as of March 28, 2016 was $0.12 per share.

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

Holders

As of March 28, 2016, we had 332 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

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

Revenues from our government contracts represented 100% of our revenues for the years ended December 31, 2015 and 2014. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Contracts

On March 18, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and in March 2015, the period of performance was extended through August 11, 2016. Substantially all of our revenue is attributable to our ADEPT product. In the past, we were generating revenues primarily from the production and delivery of ADEPT units. After executing the ADEPT program for four years, we now have contracts to do further R&D on ADEPT units to enhance functionality as well as provide other forms of support. We expect additional delivery orders during the remaining term of the contract.

In June 2013, we were awarded a $2.8 million service contract with CBM for LCS systems using the ADSSS. This project will extend the development of the ADEPT to better facilitate the integration of multiple distributed sensors and portable data collection units, provide enhanced automated data collection and processing capabilities, and support hosting of prognostics modeling tools that use the collected data to predict remaining end of life for equipment under test components.

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

During the second quarter of 2014, we were awarded four contracts collectively valued at approximately $1.0 million to be funded. Two of the awards are to support and improve our ADEPT product line by providing funding for continued training of Navy personnel and a new development effort to upgrade ADEPT instrumentation functions for data acquisition. The remaining two awards are to upgrade the ADSSS system for the Navy's new LCS. Under the first ADSSS contract, we will design a new portable maintenance device for shipboard use, working closely with the Naval Ship Systems Engineering Station (“NAVSSES”) office in Philadelphia, Pennsylvania. The second ADSSS award funds the installation of CBM equipment on the USS Fort Worth and continued shipboard testing. This "Pilot Program" extends our pilot installation of ADSSS on the USS Freedom, a project that was described by our Navy customer as "completely successful".

In July 2014, we were awarded additional funding of $0.3 million under the current IDIQ contract to upgrade the capabilities of the first 69 ADEPT units currently deployed in the fleet. This effort involves installing a faster and more capable controller module and upgrading the operating system software from Windows XP to Windows 7, and will be implemented on each unit as it is returned for routine calibration.

In August 2014, we were awarded a new production contract valued at $5 million for 54 additional ADEPT units. As of December 31, 2015, we have delivered 54 of these units. These systems are deployed on Navy Aegis destroyers and cruisers to support the AN/SPY-1 radar in air defense and ballistic missile defense missions. These systems join the 125 ADEPT units previously deployed by the Navy. Also, in August and September 2014, we were awarded two contracts for approximately $0.2 million for ADEPT training and calibration of 34 ADEPT units. In January 2015, we were awarded an additional $0.1 million for the calibration of 31 additional ADEPT units.

In November 2014, we were awarded a contract valued at $0.1 million for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS which will provide the SPS-75 Air Search Radar and Rolling Airframe (RAM) systems with Combat Systems (CS), CBM and Distance Support (DS) capability.

In March 2015, we received a further production contract, valued at $1.1 million, for an additional ten ADEPT units for the Aegis AN/SPY-1 radar. We delivered these additional units in late 2015 following the completion of the current production run of 54 units. Also during March 2015, the Navy issued an additional contract for ADEPT general engineering and support, with initial funding of $0.1 million. This contract covers various technical tasking for deployed ADEPT systems, including logistics support, customer consultation and regularly scheduled team review meetings.

In May 2015, we received a study contract valued at $30 thousand from Lockheed Martin Corporation, to start work with Lockheed Martin on CBM for Aegis systems.

In August 2015, the Navy issued a contract award valued at approximately $0.2 million, for the calibration of 45 additional ADEPT units. This is the seventh contract award of this type that we have received in support of the calibration effort. We also received two contracts in September 2015, for software development on the SLA-10B and SPQ-9B radars, totaling approximately $0.25 million. We have been tasked to define how the ADEPT tool can help support testing of the SPQ-9B system on Self Defense Test Ships (SDTS).

In addition to the two contracts mentioned above, we entered into a contract modification in September 2015, for our current service contract for LCS systems using the ADSSS, which added an additional $1.5 million for ongoing development. This funding will extend the program until September 30, 2016, and allows us to perform installations and support for the LCS classes.

It should be noted that contracting with the federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future contracts. In addition, our contracts with the federal government contain unfavorable termination provisions and are subject to audit and modification.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts awarded to us. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods. The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the majority of our revenue in 2015, and expected revenue over the next twelve months, is or will be from sales of ADEPT units under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

Outlook

Our strategy for continued growth is three-fold. First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as the ADEPT described above, with broad appeal in both the government and commercial marketplace. This state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cellular phone service providers and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In addition, the software we acquired from VSE complements our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. We plan to provide “condition-based maintenance” systems for applications such as Federal Aviation Administration radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, and other “complex distributed systems.” Customers for these systems include major multinational corporations. We have received several repeat orders from these customers and continue to support their applications.

In 2016, our primary strategic focus is to continue to: (i) establish ourselves as a premium provider of research and development and product development services to the defense industry; (ii) grow our business, generate profits and increase our cash reserves through obtaining additional SBIR contracts and positioning ourselves to obtain future SBIR contracts; and (iii) expand our commercial business through marketing and sales of our products. From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, and exploring commercialization opportunities. We intend to capitalize on the Navy modernization program which could result in two or three ADEPT units being placed on each destroyer and cruiser in the U.S. Navy, with the potential to install multiple units on additional U.S. Navy ships and submarines. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support. In January 2014, we were awarded a contract to extend the ADEPT system to a second U.S. Navy radar system, the SBS-49, which is expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

Over the longer term, we intend to further develop technology based on existing and additional SBIR contracts and to develop these technologies into products for wide deployment to DoD customers and contractors as well as developing potential commercial applications. We believe that many of our core capabilities, remote monitoring, rugged systems, predictive maintenance and communications expertise, are applicable to other industries that work with complex distributed systems, such as utilities, communications and transportation systems. We are currently in discussions with certain industry participants regarding this initiative.

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

We recognize revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For our software and software-related multiple element arrangements, where customers purchase both software related products and software related services, we use vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We have established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that we do not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract.  In accordance with ASC 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably of the life of the contract. We have sold one software license during the year ended December 31, 2015. Deferred revenue as of December 31, 2015 was $24,000.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2015 and 2014, we had unbilled revenues of $60,857 and $34,366, respectively and are included in receivables on government contracts. Billings to customers in excess of revenue earned are classified as advanced billings and shown as a liability. As of December 31, 2015 and 2014, there were $125,157 and $0, respectively, of advanced billings.

Accounts Receivable

Accounts receivable from government contracts are stated at outstanding balances. When necessary, an allowance for doubtful accounts is established through provisions charged against operations. Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2015 and 2014.

Warranty Expense

We provide a limited warranty, as defined by the related warranty agreements, for our production units. Our warranties require us to repair or replace defective products during such warranty period, which is 12 months following delivery and acceptance of production units by the government. We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary. We had a net warranty expense (recovery), which is a component of our cost of sales, of $400,500 and ($1,690) for the years ended December 31, 2015 and 2014, respectively. The warranty recovery in 2014 is attributable to the warranty product expirations outpacing warranty product expenses for units produced and sold under the IDIQ contract. We had an accrued warranty expense liability of $359,654 and $33,500 at December 31, 2015 and 2014, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During 2015, federal net operating loss carry forwards of $155,354 were utilized for purposes of our tax provision. There was no remaining federal net operating loss carry forward available at December 31, 2015.  The Company had $113,071 of state net operating loss carry forwards at December 31, 2015 which begin to expire in 2023. Our valuation allowance associated with the related deferred tax assets increased by $7,455 in 2015 and decreased by approximately $291,000 in 2014. The change in our valuation allowance for 2015 is due to our expectation that our state net operating losses will expire prior to being utilized. The change in 2014 was attributable to the expected profitability on contracts being fulfilled.

We recognize liabilities for uncertain tax positions. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax benefit in the statements of operations. As of December 31, 2015 and 2014, there were no tax contingencies or unrecognized tax positions recorded.

Share-based Compensation

We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. There were no stock options issued during the years ended December 31, 2015 and 2014. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB, issued ASU 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

 In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the new guidance, and have not determined the impact this standard may have on our financial statements, nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period”. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. On December 31, 2015, we elected to adopt ASU 2015-17 and changed the method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on our financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” ASU 2016-02. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact that the standard will have on our financial statements.

Results of Operations

Years ended December 31, 2015 and 2014

Total revenues were $7,360,204 in 2015 compared to $5,527,153 in 2014, an increase of $1,833,051, or 33%. The increase is primarily attributable to proceeds received for the production of 64 ADEPT units in 2015 as compared to the production of three ADEPT units in 2014.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Costs of sales were $3,585,127 in 2015 compared to $2,683,298 in 2014, an increase of $901,829, or 34%. The increase was in direct proportion to our growth in revenue and attributable to receiving the production contract for 64 ADEPT units and 16 additional labor contracts for related engineering and logistical support.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent- related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs were $1,551,449 in 2015 compared to $1,262,852 in 2014, an increase of $288,597, or 23%. The increase is primarily due to an increase in fringe benefits and salaries due to the addition of several employees, along with higher incentive compensation expenses, travel costs, consultant fees, office and related costs, partially offset by a decrease in computer and related costs, tools and equipment expenses and recruiting costs.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative expenses were $1,425,242 in 2015 compared to $1,114,416 in 2014, an increase of $310,826, or 28%. The increase is primarily due to increases in salaries, incentive compensation expense, professional fees, and unallowable costs, partially offset by decreases in consultant fees.

The income tax expense (benefit) was $339,948 in 2015 and ($66,430) in 2014, representing an effective income tax rate of 42.4%, and (14.2)%, respectively. The change in the effective federal income tax rate is attributable to the reduction of our valuation allowance against our deferred tax asset in 2014 and increased profitability in 2015 compared to 2014.

We reported net income of $461,536 in 2015 as compared to net income of $533,428 in 2014. The decrease is primarily attributable to the increase in income tax expense offset by the contract award of 64 ADEPT production units in 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2015, we had cash and cash equivalents of $2,858,655 and net working capital of $2,013,271. During the year ended December 31, 2015, net cash provided by operating activities was $1,732,344 compared to $155,132 in 2014. The increase was due primarily to decreases in accounts receivable due to the timing of our billings and collections, partially offset by decreases in accounts payable as a result of timing of vendor payments.

During the year ended December 31, 2015, net cash used in investment activities was $35,673 compared to $21,993 in 2014. The increase was due to an increase in capital expenditures in 2015 as compared to 2014.

During the year ended December 31, 2015, net cash provided by financing activities remained relatively constant at approximately $350.

We currently do not have any outstanding loan or line of credit with any bank or financial institution. We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our president, who serves as our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our president concluded that as of December 31, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ) that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company

Paul G. Casner	78	Chairman of the Board of Directors

Thomas C. Lynch	73	Director

Thomas J. Meaney	81	President, Chief Executive Officer, Chief Financial Officer, and Director

Tom L. Schaffnit	69	Director

Walter T. Bristow	58	Vice President of Operations

David Henry Silcock	61	Chief Technology Officer, Director of Special Projects

Patricia A. Kapp	49	Vice President of Finance, Secretary and Treasurer

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

Paul G. Casner, Jr. has been a director since May 2002 and was elected Chairman of the Board in October 2009. Since 2008, he has served as a director and as the Chief Executive Officer of Atair Aerospace, Inc., an aerospace defense contractor located in Brooklyn, New York. From 2005 to July 2011, Mr. Casner was the CEO and President of Integral Systems, Inc., a defense contractor based in Columbia, Maryland. Mr. Casner recently served as the COO of The Boston Holding Group, a financial management and investment organization. Mr. Casner has over forty years of defense industry experience, holding several senior positions in business management, technical management, strategic planning and business development including serving as the President of the Electronic Systems Group of DRS Technologies. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. As a result of these and other professional experiences, Mr. Casner possesses particular knowledge and experience in business development, technology development, and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas C. Lynch has been a director since February 1997. Mr. Lynch has served as a Managing Director of The Musser Group since 2007 and as a Consultant for Jones Lang LaSalle, formerly The Staubach Company, since 2001. Prior to this, Mr. Lynch held senior management positions with Safeguard Scientifics, Inc. and CompuCom Systems, Inc., a Safeguard subsidiary. Mr. Lynch, a retired Navy Admiral, serves as a director on the following boards: U.S. Naval Academy Foundation, Economics Pennsylvania, and Vietnam Veterans Memorial Fund. He also currently serves as a Chairman of the US Naval Academy Athletic & Scholarship Foundation, Co-Chair of New Day USA (a mortgage lending company focused on servicing active and veteran military members), and Vice Chair of Philadelphia Sports Congress.. As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, board practices of other organizations, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

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

Tom L. Schaffnit has been a director since June 2000. Tom has an engineering education and background, complemented by an MBA degree and senior management experience. Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in vehicle safety communications, automotive telematics, and wireless data communications. Since December 2009, he has also been President of A2 Technology Management LLC, a company focused on policy and security research related to connected and automated vehicles. Mr. Schaffnit is actively involved in the development and deployment of wireless technologies and standards. He is currently active in the Connected Vehicle Program, which is planning for the deployment of vehicle-to-vehicle and vehicle-to-infrastructure wireless communications to prevent crashes and facilitate automated driving. Mr. Schaffnit possesses particular knowledge and experience in technology development and management that strengthen the Board’s collective qualifications, skills, and experience.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Thomas J. Meaney	2015	206,185	83,000	289,185
President, Chief Executive Officer, and Chief	2014	200,180	65,000	265,180
Financial Officer

Walter T. Bristow	2015	162,697	33,000	195,697
Vice President of Engineering	2014	155,880	27,000	182,880

David Henry Silcock	2015	160,556	34,000	194,556
Chief Technology Officer	2014	155,880	27,000	182,880

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options and restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2015:

	OPTION AWARDS					STOCK AWARDS

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Thomas J. Meaney	25,000	(2)	-	0.55	10/2/2017	-		-

Walter T. Bristow	50,000	(3)	-	0.55	10/2/2017	5,000	(4)	625

	40,000	(5)	-	0.20	7/12/2019	-		-

David Henry Silcock	40,000	(3)	-	0.55	10/2/2017	5,000	(4)	625

(1)	Market value at December 31, 2015, based on closing market price of our common stock on December 31, 2014 of $0.125 per share.

(2)	The stock options were granted on October 3, 2007 and vested in equal annual installments over a three year period commencing on the date of grant.

(3)	The stock options were granted on October 3, 2007 and vested in equal annual installments over a five year period commencing on the date of grant.

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

Based primarily on our financial performance in 2015, we awarded greater discretionary bonuses to our executive officers in 2015. We believe these bonuses were not only commensurate with our overall financial performance, but were also necessary to motivate and retain our key officers

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2015 for those persons who served as members of our Board of Directors during 2015:

Name(1)	Fees earned or paid in cash ($) (2)	Total ($)

Paul G Casner(2)(3)	16,000	16,000

Thomas C. Lynch(2)	16,000	16,000

Tom L. Schaffnit(2)(4)	46,000	46,000

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our Board of Directors in 2014.
(2)

As of December 31, 2015, Messrs. Schaffnit, Casner, and Lynch each owned options to purchase 25,000 and 20,000 shares of our common stock, respectively, at exercise prices of $0.55 and $0.20 per share, respectively.

(3)

Does not include $30,000 paid for management consulting services provided to us by Mr. Casner. Also does not include $8,000 paid for consulting services provided to us by Mr. Casner in connection with our acquisition of certain assets from VSE Corporation.

(4)	Includes $30,000 paid in connection with Mr. Schaffnit’s service as Chairperson of the Corporate Administration Committee of the Board of Directors.

Narrative Disclosure to Director Compensation Table

In 2016, we will pay an annual fee of $20,000 to each of our non-employee directors. Each member of our Board of Directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following table sets forth certain information, as of March 28, 2016 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class

5% Beneficial Owners:

US Small Business Administration
409 Third Street N.W.
Washington, DC 20416	2,920,050	(2)	8.8%

Directors and Executive Officers:

Walter T. Bristow	128,000	(3)	*

Paul G. Casner	438,399	(4)	1.4%

Patricia A. Kapp	227,000	(3)	*

Thomas C. Lynch	422,399	(4)	1.3%

Thomas J. Meaney	5,536,842	(5)	16.2%

Tom L. Schaffnit	781,457	(4)	2.4%

David Henry Silcock	65,000	(6)	*

All Current Directors and Officers as a Group (seven persons)	7,599,097		22.0%

*Less than 1%

(1)

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 28, 2016 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 32,225,756 shares of common stock outstanding on March 28, 2016. Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

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

Convertible Preferred Stock

The following table sets forth certain information, as of March 28, 2016, with respect to holdings of our Convertible Preferred Stock by

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

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 255,000 shares of convertible preferred stock outstanding on March 28, 2016.

Series B Convertible Preferred Stock

The following table sets forth certain information, as of March 28, 2016, with respect to holdings of our Series B Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series B Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 1,102,433 shares of Series B Convertible Preferred Stock outstanding on March 28, 2016.

Redeemable Series C Preferred Stock

The following table sets forth certain information, as of March 28, 2016, with respect to holdings of our Redeemable Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Redeemable Series C Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Directors and Executive Officers:

Walter T. Bristow	--	--

Paul G. Casner	--	--

Patricia A. Kapp	--	--

Thomas C. Lynch	--	--

Thomas J. Meaney	5,000	100.0%

Tom L. Schaffnit	--	--

David Henry Silcock	--	--

All Current Directors and Officers as a Group (seven persons)	5,000	100.0%

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 5,000 shares of Redeemable Series C Preferred Stock outstanding on March 28, 2016.

Series D Preferred Stock

The following table sets forth certain information, as of March 28, 2016, with respect to holdings of our Series D Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series D Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

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

(1)

Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named. This table has been prepared based on 690,000 shares of Series D Preferred Stock outstanding on March 28, 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2015:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted– average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category
Equity compensation plans not approved by security holders	631,000	$0.38	2,050,000
Total	631,000	$0.38	2,050,000

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options. As of the date of this report, we have issued options under the Plan to purchase 631,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction

Paul Casner, the Chairman of the Board of Directors, also serves as the Executive Chairman and Chief Executive Officer of Atair Aerospace, Inc., a defense contractor located in Brooklyn, New York. In 2012, upon completion of our competitive bidding process, we entered into a subcontract with Atair to design the chassis component for the ADEPT units. During the years ended December 31, 2015 and 2014, we incurred subcontracting service costs from Atair of $18,463 and $33,468, respectively. During the years ended December 31, 2015 and 2014, we paid $30,000 and $30,000, respectively, to Mr. Casner in consideration of management consulting services. In addition, we paid to Mr. Casner $8,000 in consideration of consulting services provided to us in connection with the acquisition of certain assets from VSE Corporation.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We engaged BDO USA, LLP for the audit of our financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q. Aggregate fees billed for the foregoing professional services during the years ended December 31, 2015 and 2014 were $52,431 and $43,524, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2015 and 2014.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2015 and 2014.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2015 and 2014.

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

MIKROS SYSTEMS CORPORATION

Dated: March 30, 2016	By:	/s/ Thomas J. Meaney

Thomas J. Meaney President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	March 30, 2016
Paul G. Casner, Director

/s/ Thomas C. Lynch	March 30, 2016
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	March 30, 2016
Thomas J. Meaney, President, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Tom L. Schaffnit	March 30, 2016
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

MIKROS SYSTEMS CORPORATION

Princeton, New Jersey

We have audited the accompanying balance sheets of Mikros Systems Corporation as of December 31, 2015 and 2014, and the related statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, PA

March 30, 2016

MIKROS SYSTEMS CORPORATION

Balance Sheets

	DECEMBER 31, 2015	DECEMBER 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,858,655	$1,161,634
Receivables on government contracts	431,012	1,575,954
Prepaid expenses and other current assets	59,205	105,197
Deferred tax assets, current	-	28,065
Total current assets	3,348,872	2,870,850
Property and equipment
Equipment	95,693	61,686
Furniture & fixtures	16,394	14,728
Less: accumulated depreciation	(70,257)	(62,123)
Property and equipment, net	41,830	14,291
Intangibles	127,383	1,383
Less: accumulated amortization	(11,812)	(1,173)
Intangible assets, net	115,571	210
Deferred tax assets	214,548	140,935
Total assets	$3,720,821	$3,026,286

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION

Balance Sheets (continued)

	DECEMBER 31, 2015	DECEMBER 31, 2014
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$574,019	$493,308
Accounts payable and accrued expenses	377,928	688,534
Accrued warranty expense	359,654	33,500
Deferred revenue	24,000	-
Total current liabilities	1,335,601	1,215,342
Long-term liabilities	117,436	7,770
Total liabilities	1,453,037	1,223,112

Commitments and contingencies (Note 8)

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024

Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550

Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900

Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,025,753 and 32,018,753 shares at December 31, 2015 and 2014, respectively	320,258	320,188
Capital in excess of par value	11,631,732	11,628,728
Accumulated deficit	(9,785,130)	(10,246,666)
Total shareholders' equity	2,187,334	1,722,724
Total liabilities and shareholders' equity	$3,720,821	$3,026,286

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION

Statements of Operations and Comprehensive Income

	Years Ended December 31, 2015 2014
	2015	2014

Contract revenues	$7,360,204	$5,527,153

Cost of sales	3,585,127	2,683,298

Gross margin	3,775,077	2,843,855

Expenses:
Engineering	1,551,449	1,262,852
General and administrative	1,425,242	1,114,416

Total expenses	2,976,691	2,377,268

Income from operations	798,386	466,587

Other income:
Interest	3,098	411

Net income before income taxes	801,484	466,998

Income tax expense (benefit)	339,948	(66,430)

Net income and comprehensive income	$461,536	$533,428

Basic income per common share	$0.01	$0.02

Basic weighted average number of shares outstanding	32,020,575	31,906,572

Diluted income per common share $ 0.01	$0.01	$0.02

Diluted weighted average number of shares outstanding	35,607,874	31,512,585

See Notes to Financial Statements

Mikros Systems Corporation

Statements of Shareholders' Equity

	Preferred Stock Series B $0.01 Par Value		Convertible Preferred Stock $0.01 Par Value		Preferred Stock Series D $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at December 31, 2013	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,011,753	$320,118	$11,620,487	$(10,780,094)	$1,180,985

Stock compensation	-	-	-	-	-	-	-	-	7,962	-	7,962
Exercise of non-restricted stock awards	-	-	-	-	-	-	7,000	70	279	-	349
Net income	-	-	-	-	-	-	-	-	-	533,428	533,428

Balance at December 31, 2014	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,018,753	$320,188	$11,628,728	$(10,246,666)	$1,722,724

Stock compensation	-	-	-	-	-	-	-	-	2,724	-	2,724
Exercise of non-restricted stock awards	-	-	-	-	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	-	-	-	-	461,536	461,536

Balance at December 31, 2015	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,025,753	$320,258	$11,631,732	$(9,785,130)	$2,187,334

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION

Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash flow from operating activities:
Net income	$461,536	$533,428

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	18,773	14,564
Deferred tax benefit	(45,548)	(87,000)

Share-based compensation expense
Net changes in assets and liabilities	2,724	7,962
(Increase) decrease in receivables on government contracts	1,144,942	(1,156,514)
(Increase) decrease in prepaid expenses and other current assets	45,992	(36,139)

Increase in accrued payroll and payroll taxes	80,711	327,765

Increase (decrease) in accounts payable and accrued expenses	(310,606)	557,462

Increase in accrued warranty expense	326,154	(1,690)

Increase (decrease) in deferred revenue	24,000	-

Decrease in long-term liabilities	(16,334)	(4,706)

Net cash provided by operating activities	1,732,344	155,132
Cash flow from investing activities:
Purchase of property and equipment	(35,673)	(21,993)
Net cash used in investing activities	(35,673)	(21,993)
Cash flow from financing activities:
Proceeds from exercise of stock options	350	349
Net cash provided by financing activities	350	349
Net increase in cash and cash equivalents	1,697,021	133,488
Cash and cash equivalents, beginning of year	1,161,634	1,028,146
Cash and cash equivalents, end of year	$2,858,655	$1,161,634

Supplemental non-cash operating activity:
Cash paid during the year for income taxes	$397,900	$9,458
Supplemental non-cash investing activity:
Estimated consideration to be paid in connection with purchase of intangible asset	$126,000	$-

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

Concentrations of credit risk

Substantially all of the Company’s revenue is derived from Small Business Innovation Research (“SBIR”) and Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contracts for the federal government. Approximately 100% of revenues in 2015 and 2014, were realized in connection with task orders issued under the IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and to provide research, development, and program management and implementation of improvements to these units. Although the Company’s operations are not subject to any particular government approval or regulations, the Company is dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which the Company competes.

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

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2015 and 2014.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Property and Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of three years. Depreciation expense amounted to $7,272 and $13,339 for the years ended December 31, 2015 and 2014, respectively, and is included in engineering expense.

Furniture and fixtures are stated at cost. Depreciation expense is computed using the straight-line method based on estimated useful lives of seven years. Depreciation expense amounted to $862 and $1,087 for each of the years ended December 31, 2015 and 2014, respectively, and is included in engineering expense.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2015 or 2014.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

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

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company has established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract.  In accordance with ASC 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably of the life of the contract. The Company had sold one software license during the year ended December 31, 2015. Deferred revenue as of December 31, 2015 was $24,000.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2015 and 2014, the Company had unbilled revenues of $60,857 and $34,366, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of December 31, 2015 and 2014, there were $125,157 and $0, respectively, of advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during the 12 month period following delivery and acceptance of production units by the government. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company had a net warranty expense (recovery), which is a component of the Company’s cost of sales of $400,500 and ($1,690) for the years ended December 31, 2015 and 2014, respectively. Since the inception of the current IDIQ contract in March 2010, the Company has delivered 189 ADEPT units. As of December 31, 2015, there are 64 ADEPT units that remain under the limited warranty coverage. The Company had an accrued warranty expense liability of $359,654 and $33,500 at December 31, 2015 and 2014, respectively.

The following table reflects the reserve for product warranty activity for the years ended December 31:

	2015	2014

Reserve for product warranty, beginning of period	$33,500	$35,190
Provision for product warranty	434,000	51,210
Product warranty expirations	(33,500)	(52,900)
Product warranty costs paid	(74,346)	--
Reserve for product warranty, end of period	$359,654	$33,500

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Research and Development Costs

Research and development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $68,018 and $5,388 for the years ended December 31, 2015 and 2014, respectively.

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems.

Licenses are amortized using a straight-line method over their estimated life of six years. For the year ended December 31, 2015, amortization expense amounted to $10,500 and is included in general and administrative expenses on the Statements of Operations and Comprehensive Income. Amortization expense for 2016 through 2020 will be $21,000 and for 2021 will be $10,500.

The Company has developed and continues to develop intellectual property (technology and data) under SBIR and other contracts. The request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is a registered trademark of the Company.

Under SBIR data rights, the Company is protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract.

Trade names and trademarks with finite lives are amortized using the straight-line method over their estimated useful lives. For each of the years ended December 31, 2015 and 2014, amortization expense amounted to $138, which related to the cost of the patents and trademarks and is included in engineering expenses on the Statements of Operations and Comprehensive Income. Amortization expense for 2016 will be $72.

Share-based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There were no equity compensation awards issued for the years ended December 31, 2015 and 2014. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of share-based awards. Expected volatility is based on historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified. Therefore, as of December 31, 2015 and 2014, there were no tax contingencies or unrecognized tax positions recorded.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Shares of the Company's Convertible Preferred Stock are considered participating securities since they contain a non-forfeitable right to dividends and distributions with common shareholders. ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the Company's stock options are not considered to be participating securities. Dividends on common stock were not declared in 2015 or 2014.

Recently Issued Accounting Standards

In May 2014, the FASB, issued ASU 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

 In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the new guidance, and has not determined the impact this standard may have on the financial statements, nor decided upon the method of adoption.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. On December 31, 2015, the Company elected to adopt ASU 2015-17 and changed the method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on the financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on the financial statements.

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

Effective January 1, 2006, the holders of the shares of Series D Preferred Stock agreed to waive the future accumulation of dividends. As of December 31, 2005, there were dividends in arrears on the Series D Preferred Stock of $828,000. Such waiver does not affect dividends accrued through December 31, 2005. Accordingly, $828,000 of such undeclared dividends in arrears remain outstanding at December 31, 2015 and are included in the liquidation value of $1,518,000.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 4 – Income Taxes

The income tax provision is comprised of the following for the years ended December 31:

	2015	2014

Current state tax expense	$64,809	$17,570
Current federal tax expense	320,931	3,000
Deferred state tax benefit	(19,340)	(14,000)
Deferred federal tax benefit	(26,452)	(73,000)

Income tax expense (benefit)	$339,948	$(66,430)

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	2015	2014

Federal statutory rate	34.0%	34.0%
State taxes	3.3	0.5
Nondeductible lobbying expenses	3.6	3.3
Other Nondeductible/Nontaxable Items	1.5	2.4
Change in federal valuation allowance asset	-	(54.4)

Effective tax rate	42.4%	(14.2)%

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

During 2015, federal net operating loss carry forwards of $155,354 were utilized by the Company for purposes of the Company’s tax provision. There was no remaining federal net operating loss carry forward available at December 31, 2015. The Company had $113,071 of state net operating loss carry forwards at December 31, 2015 which begin to expire in 2023. The Company’s valuation allowance associated with the related deferred tax assets was $7,455 and $0 at December 31, 2015 and 2014, respectively.

Deferred tax assets consist of the following as of December 31:

	2015	2014

Deferred tax asset:
Fixed assets and other	$214,548	$95,593
Net operating loss carryforwards	7,455	58,043
Research and development & AMT credit	-	15,364
Valuation Allowance	(7,455)	-

Net deferred tax asset	$214,548	$169,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers both positive and negative evidence in making this assessment, including the future reversal of existing temporary taxable differences, projected future taxable income, any recent expiration of unused net operating losses and tax planning strategies. In 2015, the Company determined that its ability to realize the deferred tax asset associated with its state net operating losses does not meet the more likely than not standard. As a result, the Company established a valuation allowance against this deferred tax asset.

The Company continues to analyze its income tax positions and no significant income tax uncertainties were identified in 2015 and 2014. Therefore, the Company recognized no tax contingencies or unrecognized tax positions for the years ended December 31, 2015 and 2014. The Company is not currently under examination by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2012 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2010.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 5 – Share-Based Compensation

2007 Stock Incentive Option Plan

In October 2007, March 2008 and July 2009, the Company issued options to purchase 420,000, 10,000 and 345,000 shares, respectively, of the Company’s common stock under the Company’s 2007 Stock Incentive Plan. The options vest over a five year period and are exercisable at $0.20 to $0.62 per share, the last sales price of the Company’s common stock as reported on the OTCQB on the date of grant. There were no options granted in 2015 or 2014. A summary of the status of the Company’s 2007 Stock Incentive Plan as of December 31, 2015 and 2014 is presented below.

	2015
	Options	Weighted Exercise Price	Weighted Life (in years)
Options outstanding - beginning of year	638,000	$0.38	3.75
Granted	-	-
Exercised	(7,000)	0.05
Forfeited / Cancelled	-	-
Options outstanding - end of year	$631,000	0.38	2.69
Options exercisable - December 31, 2015	$610,000	0.39	2.56

	2014
	Options	Weighted Exercise Price	Weighted Life (in years)
Options outstanding - beginning of year	645,000	$0.38	4.79
Granted	-	-
Exercised	(7,000)	0.05
Forfeited / Cancelled	-	-
Options outstanding - end of year	$638,000	0.38	3.75
Options exercisable - December 31, 2014	$610,000	0.39	3.56

The aggregate intrinsic value of options outstanding at December 31, 2015 and 2014 under the 2007 Stock Incentive Plan was $1,680 and $2,520, respectively.

The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2015 and 2014. The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes Merton option pricing model.

There were a total of 21,000 and 28,000 unvested options at December 31, 2015 and 2014, respectively. The total fair value of shares vested during years ended December 31, 2015, and 2014, was $14,000. For the years ended December 31, 2015 and 2014, the Company recognized share-based compensation expense of $150 and $3,890, respectively. As of December 31, 2015 and 2014, there was approximately $272 and $422, respectively, of unamortized stock option compensation expense.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Restricted Stock

The Company did not grant any restricted stock awards during 2015 or 2014. During 2015 and 2014, there were no restricted shares or forfeitures. There were 34,000 and 59,000 restricted shares that vested during 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the Company recognized $2,574 and $4,072 of share-based compensation expense. As of December 31, 2015, there were 10,000 shares of restricted stock unvested and $1,730 of unrecognized share-based compensation expense that will be recognized in future periods.

Note 6 – Earnings (Loss) Per Share

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

The Company’s calculation of earnings per share is as follows:

	2015	2014

Basic earnings per common share:

Net income applicable to common shareholders – basic	$461,536	$533,428

Portion allocable to common shareholders	99.2%	99.2%

Net income allocable to common shareholders	457,844	529,161
Weighted average basic shares outstanding	32,020,575	31,906,572
Basic earnings per share	$0.01	$0.02

Dilutive earnings per common share:
Net income allocable to common shareholders	457,844	529,161
Add: undistributed earnings allocated to participating securities	3,692	4,267

Numerator for diluted earnings per common share	461,536	533,428
Weighted average basic shares outstanding	32,020,575	31,906,572
Diluted effect:
Stock options	21,000	28,000
Unvested restricted stock awards	4,000	15,714
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000
Weighted average dilutive shares outstanding	35,607,874	35,512,585
Dilutive earnings per share	$0.01	$0.02

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	2015	2014
Numerator:
Weighted average participating common shares	32,020,575	31,906,572

Denominator:
Weighted average participating common shares	32,020,575	31,906,572
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000
Weighted average participating shares	32,275,575	32,161,572

Portion allocable to common shareholders	99.2%	99.2%

Diluted earnings per share for the years ended December 31, 2015 and 2014 do not reflect following potential common shares, as the effect would be antidilutive.

	Years Ended December 31,
	2015	2014
Stock options	610,000	610,000
Unvested restricted stock awards	-	-
Convertible preferred stock	-	-

Total	610,000	610,000

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 7 - Commitments

The Company’s principal executive offices are located in Princeton, New Jersey. Monthly rent is $75.

The engineering research, design and development facility is located in Fort Washington, Pennsylvania where the Company leases general office space under a lease agreement that was renewed in December 2010 and terminates in February 2016. The rent under the initial year was approximately $51,421 with a 30% increase in the second year and 2% to 3% increases each year thereafter. A new lease was entered into in March 2016 and will continue through June 2021. Rent is being expensed on a straight-line basis over the term of the lease. Future lease payment consist of the following for the years ended December 31,:

2016	$49,795
2017	$76,564
2018	$78,291
2019	$80,018
2020	$81,745
Thereafter	$41,592
408,005

The Company also leases a facility in Largo, Florida which supports production of the ADEPT product line and quality assurance, field support, and life cycle management. In October 2015, the Company entered into a lease for a period of one year at a monthly rent of

$2,475.

The Company maintains a marketing office in Washington, D.C. under a month to month lease.

Total rent expense during 2015 and 2014 was $123,776 and $116,965, respectively. The Company has $12,233 in future obligations under non-cancellable operating leases that are due in 2016.

Note 8 – Related Party Transactions

Paul Casner, the Chairman of the Company’s Board of Directors, also serves as the executive chairman and CEO of Atair Aerospace Incorporation. During 2015 and 2014, Atair provided subcontracting services to the Company in designing the chassis component within the ADEPT units. The Company incurred subcontracting service costs from Atair of $18,453 and $33,468 for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the Company paid $30,000 annually to Mr. Casner in consideration of management consulting services. For the year ended December 31, 2015, the Company paid Mr. Casner $8,000 in consideration of consulting services in connection with the acquisition of certain assets from VSE Corporation.