Form 10-Q
period 2016-03-31
MIKROS SYSTEMS CORP
filed 2016-05-16
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 32,032,753 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 13, 2016.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2016 and December 31, 2015 (unaudited)	1

	Condensed Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2016 and 2015 (unaudited)	2

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits	13

	Signatures	14

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$2,249,425	$2,858,655
Receivables on government contracts	405,882	431,012
Prepaid expenses and other current assets	89,455	59,205
Total current assets	2,744,762	3,348,872
Property and equipment
Equipment	95,693	95,693
Furniture & fixtures	16,394	16,394
Less: accumulated depreciation	(74,428)	(70,257)
Property and equipment, net	37,659	41,830
Intangible assets	127,383	127,383
Less: accumulated amortization	(17,097)	(11,812)
Intangible assets, net	110,286	115,571
Deferred tax assets	213,167	214,548
Total assets	$3,105,874	$3,720,821
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$235,661	$574,019
Accounts payable and accrued expenses	125,877	377,928
Accrued warranty expense	331,370	359,654
Deferred revenue	26,250	24,000
Total current liabilities	719,158	1,335,601
Long-term liabilities	116,100	117,436
Total liabilities	835,258	1,453,037

Redeemable series C preferred stock par value $.01 per share, authorized 150,000 shares, issued and outstanding 5,000 shares (involuntary liquidation value - $80,450)	80,450	80,450
Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding 1,102,433 shares (involuntary liquidation value - $1,102,433)	11,024	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding 255,000 shares (involuntary liquidation value - $255,000)	2,550	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized, issued and outstanding (involuntary liquidation value - $1,518,000)	6,900	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 32,032,753 and 32,025,753 shares, respectively	320,328	320,258
Capital in excess of par value	11,632,648	11,631,732
Accumulated deficit	(9,783,284)	(9,785,130)
Total shareholders' equity	2,190,166	2,187,334
Total liabilities and shareholders' equity	$3,105,874	$3,720,821

See Notes to Unaudited Condensed Financial Statements

 Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended,
	March 31,
	2016	2015

Contract Revenues	$987,929	$2,476,039
Cost of sales	324,328	1,461,905
Gross margin	663,601	1,014,134
Expenses:
Engineering	323,913	422,415
General and administrative	336,148	322,023
Total expenses	660,061	744,438
Income from operations	3,540	269,696
Other income:
Interest	1,449	93
Net income before income taxes	4,989	269,789
Income tax expense	3,143	129,000
Net income	$1,846	$140,789
Income per common share - basic	$-	$-
Basic weighted average number of shares outstanding	32,030,138	31,947,753
Income per common share - diluted	$-	$-
Diluted weighted average number of shares outstanding	35,608,255	35,553,766

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

	Three months ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities
Net income	$1,846	$140,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,456	1,785
Deferred tax expense	1,381	30,000
Share-based compensation expense	636	681
Changes in assets and liabilities:
Decrease in receivables on government contracts	25,130	399,456
(Increase) in prepaid expenses and other current assets	(30,250)	(7,424)
Decrease in accrued payroll and payroll taxes	(338,358)	(146,875)
Decrease in accounts payable and accrued expenses	(252,051)	(446,605)
Increase (Decrease) in accrued warranty expense	(28,284)	29,900
Increase in deferred revenue	2,250	-
Decrease in long-term liabilities	(1,336)	(1,573)
Net cash (used in) provided by operating activities	(609,580)	134
Cash flows from investing activities:
Purchase of property and equipment	-	(2,693)
Net cash used in investing activities:	-	(2,693)
Cash flows from financing activities:
Exercise of stock options	350	-
Net cash provided by investing activities:	350	-
Net decrease in cash and cash equivalents	(609,230)	(2,559)
Cash and cash equivalents, beginning of period	2,858,655	1,161,634
Cash and cash equivalents, end of period	$2,249,425	$1,159,075
Supplement cash flow information:
Cash paid during the period for income taxes	$44,500	$7,900

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. Changes in the Company’s stockholders’ equity from December 31, 2015 to March 31, 2016 are a result of share-based compensation expense of $636, proceeds received upon the exercise of options of $350, and net income of $1,846. Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2015 Annual Report on Form 10-K

Note 3 – Significant Accounting Policies

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

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company has established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract.  In accordance with ASC 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses for the three months ended March 31, 2016 and 2015 were $27,750 and $0, respectively. At March 31, 2016 and December 31, 2015, deferred revenues amounted to $26,250 and $24,000, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of March 31, 2016 and December 31, 2015, the Company had unbilled revenues of $60,636 and $60,857, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of March 31, 2016 and December 31, 2015, there were $0 and $125,157, respectively, of advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended March 31, 2016 and 2015, the Company recognized a net warranty (recovery) expense, which is a component of the Company’s cost of sales of $(20,801) and $29,900, respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 189 ADEPT units. As of March 31, 2016, there are 26 ADEPT units that remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Beginning balance	$359,654	$33,500
Provision for product warranty	-	434,000
Product warranty expirations	(20,801)	(33,500)
Product warranty costs paid	(7,483)	(74,346)
Ending balance	$331,370	$359,654

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $20,897 and $1,544 for the three months ended March 31, 2016 and 2015, respectively.

Intangible Assets

The majority of the Company’s intangible assets is a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems.

Licenses are amortized using a straight-line method over their estimated life of six years. For the three months ended March 31, 2016 and 2015, amortization expense related to the Company’s license amounted to $5,250 and $0, respectively, and is included in general and administrative expenses on the Statements of Operations and Comprehensive Income.

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

	Three Months Ended,
	March 31,
	2016	2015
Basic earnings per common share:
Net income allocable to common shareholders	1,846	140,789
Portion allocable to common shareholders	99.2%	99.2%
Net income allocable to common shareholders	1,831	139,663

Weighted average basic shares outstanding	32,030,138	31,947,753

Basic income per common share	$-	$-

Dilutive earnings per common share:
Net income allocable to common shareholders	1,831	139,663
Add: undistributed earnings allocated to participating securities	15	1,126
Numerator for diluted earnings per common share	1,846	140,789

Weighted average shares outstanding - basic	32,030,138	31,947,753
Diluted effect:
Stock options	14,000	28,000
Unvested restricted stock units	1,818	15,714
Conversion equivalent of dilutive Series B Convertible Preferred Stock	3,307,299	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	255,000	255,000
Weighted average dilutive shares outstanding	35,608,255	35,553,766

Diluted income per common share	$-	$-

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended,
	March 31,
	2016	2015
Numerator:
Weighted average participating common shares	32,030,138	31,947,753
Denominator:
Weighted average participating common shares	32,030,138	31,947,753
Add: Weighted average shares of Convertible Preferred Stock	255,000	255,000
Weighted average participating shares	32,285,138	32,202,753

Portion allocable to common shareholders	99.2%	99.2%

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Diluted net income per share for the three months ended March 31, 2016 and 2015 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three Months Ended,
	March 31,
	2016	2015

Stock options	610,000	610,000

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $1,381 and $30,000 during the three months ended March 31, 2016 and 2015, respectively. The change in deferred tax assets is attributable to the reversal of various book/tax differences. utilization of income tax attributes, primarily federal net operating losses, as the Company anticipates annual earnings from operations to continue.

At March 31, 2016, the Company estimated its annual effective tax rate for 2016 to be 63.0%. The Company recognized a tax expense of $3,143 for the three months ended March 31, 2016 primarily due to expected net income for the remainder of 2016. At March 31, 2016, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

Note 6 – Share-Based Compensation

During the three months ended March 31, 2016, the Company did not issue any stock option awards. During the three months ended March 31, 2016, 7,000 options were exercised for proceeds of $350. The Company recognized stock-based compensation expense for stock options of $35 and $37 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there were outstanding options to purchase 624,000 shares of common stock. The intrinsic value of the options as of March 31, 2016 is $840.

As of March 31, 2016, there were 44,000 restricted stock awards outstanding. The Company recognized stock-based compensation expense for restricted stock of $601 and $644 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $1,083 of unrecognized stock-based compensation expense related to restricted stock awards outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward- looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development; delays in the development of products; our ability to adequately integrate our new software offerings into our business model; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Position and Results of Operations.

Mikros Systems Corporation (the “Company”, “we” or “us”) designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution and utility systems, and Federal Aviation Administration systems.

Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy. We provide the following two key systems to the Navy for maintenance of radars and combat systems:

●

ADEPT®, the Adaptive Diagnostic Electronic Portable Testset, is a PC-based maintenance automation workstation used to maintain the Navy’s premier AN/SPY-1 phased array radar on cruisers and destroyers; and

●	ADSSS, the ADEPT Distance Support Sensor Suite, is a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

More recently, we acquired certain software and related assets from VSE Corporation. The software is used in our Prognostics Framework® (PF) and Diagnostic Profiler® (DP) products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. These products provide software capabilities which complement our maintenance hardware products (ADEPT and ADSSS), and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that we have a complete hardware/software solution for advanced maintenance, we are expanding into commercial and industrial markets.

Product Portfolio

Adaptive Diagnostic Electronic Portable Testset (ADEPT®). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

Adaptive Distance Support Sensor Suite (ADSSS). In 2013, we started development of ADSS for the Navy’s Littoral Combat Ship (“LCS”). ADSSS is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. ADSSS provides an open architecture approach with industry standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. ADSSS fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance. Development of the production system is ongoing and initial shipboard testing is planned for late 2016. We expect ADSSS to be used on both variants of the LCS, currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

Diagnostic Profiler®. The Diagnostic Profiler® is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics and troubleshooting applications. The software provides diagnostic services to its host application, including fault call-outs, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault call-outs by probability. The use of the diagnostic profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes and over the life of the system, could result in significant cost savings.

Prognostics Framework®. Prognostics Framework® is an analysis software for framework that implements real-time prognostics, diagnostics and status monitoring to support embedded prognostic applications, health management systems and condition-based maintenance applications. The Prognostics Framework software institutes an information framework that organizes relevant data related to: (i) the condition of the system; (ii) the system’s ability to perform required functions over specific time intervals; and (iii) the need for maintenance actions and repair parts. The Prognostics Framework has been used to implement a complete health management system on one of the first radar systems to require prognostics as a key element of its overall solutions. Other potential applications include complex computer networks, power generators, power supply, cooling and environmental systems.

Government Contracts

On March 18, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and in March 2015, the period of performance was extended through August 11, 2016. Substantially all of our revenue is attributable to our ADEPT product. In the past, we were generating revenues primarily from the production and delivery of ADEPT units. After executing the ADEPT program for five years, we now have contracts to do further R&D on ADEPT units to enhance functionality as well as provide other forms of support. We expect additional contract awards during the remaining term of the contract.

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

In March 2016, we received a contract award valued at approximately $0.15 million to provide Initial System Familiarization Training of the ADEPT system on all CG-47 and DDG-51 Class ships. The first event in Norfolk has already occurred, and a second event in San Diego is currently scheduled for May.

In April 2016, we received three contracts to continue logistics support of the ADEPT maintenance automation workstation. A contract valued at approximately $0.3 million to provide ADEPT General Engineering and Support was awarded, along with two other logistics contracts to perform necessary updates, repair and calibration on the ADEPT units, totaling $0.25 million. Along with the contracts received for our ADEPT product, we received a follow on contract in the amount of $0.1 million, for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS.

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

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business, plus new initiatives to market our advanced maintenance technology to commercial markets. First, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment can be used by many commercial and governmental customers such as the Federal Aviation Administration, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

In addition, our new commercial software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. We plan to provide “condition-based maintenance” systems for applications such as FAA radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, and other “complex distributed systems.” Customers for these systems include major multinational corporations. We have received several repeat orders from these customers and continue to support their applications.

In 2016, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contract for ADEPT units, expanding ADEPT to support other radar systems, including the SPS-49, and exploring commercialization opportunities. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of March 31, 2016, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended March 31, 2016 and 2015

We generated revenues of $987,929 during the three months ended March 31, 2016 compared to $2,476,039 during the three months ended March 31, 2015, a decrease of $1,488,110, or 60%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015 and significant delays in the award of several Navy contracts. We expect these contracts to be awarded later in 2016. Such delays are not uncommon in the current defense contracting environment and we may experience similar delays in future periods.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended March 31, 2016 was $324,328 compared to $1,461,905 for the three months ended March 31, 2015, a decrease of $1,137,577, or 78%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015. As a percentage of revenue, cost of sales decreased to 33% of revenues for the three months ended March 31, 2016 as compared to 59% of revenues for the three months ended March 31, 2015. The decrease was primarily due to the change of the mix of costs incurred in 2016. There were significant decreases in material purchases due to delays in receiving production contracts. There were slight increases in direct labor and subcontract costs related to engineering service contracts awarded in the first quarter of 2016.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended March 31, 2016 were $323,913 compared to $422,415 for the three months ended March 31, 2015, a decrease of $98,502, or 23%. The decrease was primarily due to a decrease in consulting fees and incentive compensation expense.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the three months ended March 31, 2016 were $336,148 compared to $322,023 for the three months ended March 31, 2015, an increase of $14,125, or 4%. The increase was due primarily to increases in bid and proposal expenses, research and development expenses, and professional fees which were offset by decreases in incentive compensation and unallowable costs.

At March 31, 2016, we estimated our annual effective tax rate for 2016 to be 63.0%. We recognized a tax expense of $3,143 for the three months ended March 31, 2016 primarily due to expected net income for the remainder of 2016. At March 31, 2016, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences. As of March 31, 2016, we had state net operating loss carryforwards of $112,981, which will begin expiring in 2033 if not utilized.

We reported net income of $1,846 for the three months ended March 31, 2016 as compared to net income of $140,789 for the three months ended March 31, 2015. The decrease is primarily attributable to the decrease in revenues during the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2016, net cash used in operations was $609,580 compared to net cash provided by operations of $134 during the three months ended March 31, 2015. The decrease was primarily due a decrease in net income of $138,943 and the timing of receipts and payments related to our operating assets and liabilities.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of March 31, 2016, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

May 16, 2016	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer