Form 10-Q
period 2016-06-30
MIKROS SYSTEMS CORP
filed 2016-08-15
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 34,747,167 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 15, 2016.

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation

Condensed Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$1,634,801	$2,858,655
Receivables on government contracts	464,629	431,012
Prepaid expenses and other current assets	98,885	59,205
Total current assets	2,198,315	3,348,872
Property and equipment
Equipment	95,693	95,693
Furniture & fixtures	16,394	16,394
Less: accumulated depreciation	(78,474)	(70,257)
Property and equipment, net	33,613	41,830
Intangible assets	128,716	127,383
Less: accumulated amortization	(22,383)	(11,812)
Intangible assets, net	106,333	115,571
Deferred tax assets	222,185	214,548
Total assets	$2,560,446	$3,720,821
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$248,108	$574,019
Accounts payable and accrued expenses	139,925	377,928
Accrued warranty expense	324,575	359,654
Deferred revenue	30,000	24,000
Total current liabilities	742,608	1,335,601
Long-term liabilities	128,315	117,436
Total liabilities	870,923	1,453,037

Redeemable series C preferred stock, par value $.01 per share, authorized 150,000 shares, issued and outstanding, 0 and 5,000 shares, respectively	-	80,450

Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding, 208,971 and 1,102,433 shares, respectively	2,090	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding, 0 and 255,000 shares, respectively	-	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized issued and outstanding, 46,092 and 690,000 shares respectively	461	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 34,376,084 and 32,025,753 shares, respectively	343,761	320,258
Capital in excess of par value	10,014,911	11,631,732
Accumulated deficit	(8,671,700)	(9,785,130)
Total shareholders' equity	1,689,523	2,187,334
Total liabilities and shareholders' equity	$2,560,446	$3,720,821

See Notes to Unaudited Condensed Financial Statements

 Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended,		Six Months Ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Contract Revenues	$978,372	$1,734,382	$1,966,301	$4,210,421

Cost of sales	349,526	877,168	673,854	2,339,073

Gross margin	628,846	857,214	1,292,447	1,871,348

Expenses:
Engineering	312,849	326,521	636,762	748,936
General and administrative	296,754	300,574	632,902	622,597

Total expenses	609,603	627,095	1,269,664	1,371,533

Income from operations	19,243	230,119	22,783	499,815

Other income:
Interest	1,256	93	2,705	186

Net income before income taxes	20,499	230,212	25,488	500,001

Income tax expense	12,512	109,500	15,655	238,500

Net income	7,987	120,712	9,833	261,501

Discount upon exchange of Preferred Stock, net of related fees	1,103,597	-	1,103,597	-

Net income available to common shareholders	$1,111,584	$120,712	$1,113,430	$261,501

Income per common share - basic	$0.03	$-	$0.03	$0.01

Basic weighted average number of shares outstanding	32,419,016	31,947,753	32,224,577	32,124,260

Income per common share - diluted	$0.03	$-	$0.03	$0.01

Diluted weighted average number of shares outstanding	35,506,914	35,548,552	35,554,403	35,722,826

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Shareholders' Equity (unaudited)

	Preferred Stock Series B $0.01 Par Value		Convertible Preferred Stock $0.01 Par Value		Preferred Stock Series D $0.01 Par Value		Common Stock $0.01 Par Value		Capital in
	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Excess of Par Value	Accumulated Deficit	Total
Balance at December 31, 2015	1,102,433	11,024	255,000	2,550	690,000	6,900	32,025,753	320,258	11,631,732	(9,785,130)	$2,187,334

Extinguishment of Preferred Stock in exchange for cash and Common Stock	(893,462)	(8,934)	(255,000)	(2,550)	(643,908)	(6,439)	4,427,498	44,275	(1,491,742)	1,103,597	(361,793)
Purchase of Commons Stock							(2,084,167)	(20,842)	(126,609)		(147,451)
Stock compensation	-	-	-	-	-	-	-	-	1,250	-	1,250
Exercise of non-restricted stock awards	-	-	-	-	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	-	-	-	-	9,833	9,833

Balance at June 30, 2016	208,971	$2,090	-	$-	46,092	$461	34,376,084	$343,761	$10,014,911	$(8,671,700)	$1,689,523

Mikros Systems Corporation

Condensed Statements of Cash Flows (unaudited)

	Three months ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities
Net income	$9,833	$261,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,788	3,509
Deferred tax expense	(7,637)	54,000
Share-based compensation expense	1,250	1,362
Changes in assets and liabilities:
(Increase) in receivables on government contracts	(33,617)	(31,667)
(Increase) in prepaid expenses and other current assets	(39,680)	(46,729)
Decrease in accrued payroll and payroll taxes	(325,911)	(73,303)
Decrease in accounts payable and accrued expenses	(271,943)	(171,485)
Increase (Decrease) in accrued warranty expense	(35,079)	6,600
Increase in deferred revenue	6,000	-
Increase (Decrease) in long-term liabilities	10,879	(3,145)
Net cash (used in) provided by operating activities	(667,117)	643
Cash flows from investing activities:
Payments related to intangible assets	(1,333)	-
Purchase of property and equipment	-	(2,693)
Net cash used in investing activities:	(1,333)	(2,693)
Cash flows from financing activities:
Payments to preferred shareholders in conjunction with a recapitalization	(362,213)	-
Payments to acquire and retire Common Stock	(147,451)	-
Professional fees paid in conjunction with recapitalization	(46,090)	-
Exercise of stock options	350	-
Net cash used in financing activities:	(555,404)	-
Net decrease in cash and cash equivalents	(1,223,854)	(2,050)
Cash and cash equivalents, beginning of period	2,858,655	1,161,634
Cash and cash equivalents, end of period	$1,634,801	$1,159,584
Supplement cash flow information:
Cash paid during the period for income taxes	$44,500	$143,900

Noncash investing and financing activities:
Issuance of common stock in in exchange for preferred stock	$442,750
Recognition of an extinguishment liability in exchange for preferred stock	$33,941

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2016, and the results of its operations for the three and six months ended June 30, 2016 and 2015 and changes in stockholders’ equity and cash flows for the six months ended June 30, 2016 and 2015.

Note 2 – Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2015 Annual Report on Form 10-K.

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

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company has established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract.  In accordance with ASC 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses for the three and six months ended June 30, 2016 and 2015 were $33,751 and $0 and $61,501 and $0, respectively. At June 30, 2016 and December 31, 2015, deferred revenues amounted to $30,000 and $24,000, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of June 30, 2016 and December 31, 2015, the Company had unbilled revenues of $122,342 and $60,857, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of June 30, 2016 and December 31, 2015, there were $0 and $125,157, respectively, of advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended June 30, 2016 and 2015, the Company recognized warranty (benefit) expense of $0 and $(23,300), respectively, and for the six months ended June 30, 2016 and 2015, the Company recognized warranty expense (benefit) of $(20,801) and $6,600, respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 189 ADEPT units. As of June 30, 2016, there are 64 ADEPT units that remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Beginning balance	$359,654	$33,500
Provision for product warranty	-	400,500
Product warranty expirations	(20,801)	-
Product warranty costs paid	(14,278)	(74,346)
Ending balance	$324,575	$359,654

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs of $24,359 and $8,191 for the three months ended June 30, 2016 and 2015, respectively, and $45,256 and $9,735 for the six months ended June 30, 2016 and 2015, respectively.

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

Licenses are amortized using a straight-line method over their estimated life of six years. For the three months ended June 30, 2016 and 2015, amortization expense related to the Company’s license amounted to $5,250 and $0, respectively, and $10,500 and $0 for the six months ended June 30, 2016 and 2015, respectively, and are included in general and administrative expenses on the Statements of Operations and Comprehensive Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per common share:
Net income	7,987	120,712	9,833	261,501
Discount upon exchange of Preferred Stock, net of related fees	1,103,597	-	1,103,597	-
	1,111,584	120,712	1,113,430	261,501
Portion allocable to common shareholders	99.3%	99.2%	99.3%	99.2%
Net income available to common shareholders	1,103,803	119,746	1,105,636	259,409

Weighted average basic shares outstanding	32,419,016	31,947,753	32,224,577	32,124,260
Basic (loss) income per common share	$0.03	$-	$0.03	$0.01

Dilutive earnings per common share:
Net income allocable to common shareholders	1,103,803	119,746	1,105,636	259,409
Add: undistributed earnings allocated to participating securities	7,781	966	7,794	2,092
Numerator for diluted earnings per common share	1,111,584	120,712	1,113,430	261,501

Weighted average shares outstanding - basic	32,419,016	31,947,753	32,224,577	32,124,260
Diluted effect:
Stock options	7,636	19,250	7,636	18,667
Unvested restricted stock units	1,818	19,250	1,818	17,600
Conversion equivalent of dilutive Series B Convertible Preferred Stock	2,865,477	3,307,299	3,086,388	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	212,967	255,000	233,984	255,000
Weighted average dilutive shares outstanding	35,506,914	35,548,552	35,554,403	35,722,826
Dilutive income per common share	$0.03	$-	$0.03	$0.01

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Weighted average participating common shares	32,419,016	31,947,753	32,224,577	32,124,260
Denominator:
Weighted average participating common shares	32,419,016	31,947,753	32,224,577	32,124,260
Add: Weighted average shares of Convertible Preferred Stock	212,967	255,000	233,984	255,000
Weighted average participating shares	32,631,983	32,202,753	32,458,561	32,379,260
Portion allocable to common shareholders	99.3%	99.2%	99.3%	99.2%

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Diluted net income per share for the three and six months ended June 30, 2016 and 2015 does not reflect the following potential common shares, as the effect would be antidilutive.

	June 30,
	2016	2015

Stock options	610,000	610,000

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the net deferred tax assets changed by $(7,637) and $54,000 during the six months ended June 30, 2016 and 2015, respectively. The change in deferred tax assets is attributable to the reversal of various book/tax differences. utilization of income tax attributes, primarily federal net operating losses, as the Company anticipates annual earnings from operations to continue.

Note 6 – Share-Based Compensation

During the three and six months ended June 30, 2016, the Company did not issue stock awards. During the six months ended June 30, 2016, 7,000 shares were exercised for proceeds in the amount of $350. The Company recognized stock-based compensation expense for stock options of $34 and $37 for the three months ended June 30, 2015 and 2014, respectively. The Company recognized stock-based compensation expense for stock options of $69 and $74 for the six months ended June 30, 2016 and 2015, respectively. The intrinsic value of the options as of June 30, 2016 is $840.

As of June 30, 2016 and 2015, there were 44,000 and 103,000 restricted stock awards outstanding, respectively. The Company recognized stock-based compensation expense for restricted stock of $580 and $644 for the three months ended June 30, 2016 and 2015, respectively. The Company recognized stock-based compensation expense for restricted stock of $1,181 and $1,288 for the six months ended June 30, 2016 and 2015, respectively.

Note 7 – Recapitalization

During the second quarter 2016, the Company executed a series of Exchange Agreements with holders of a majority of its outstanding shares of preferred stock. Under the terms of the agreements, each series of preferred stock held by such holders was exchanged for a combination of cash and shares of common stock in the amounts set forth in the table below.

Series of Preferred Stock	Amount of Cash per Share	Number of Shares of Common Stock Per Share
Convertible Preferred	$0.165	1.95
Series B	$0.0825	2.43
Series C	$2.708	31.27
Series D	$0.36232	5.072464

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The Company entered into a separate exchange agreement (the “SBA Exchange Agreement”) with the United States Small Business Administration (“SBA”), pursuant to which it agreed to pay $250,000 to the SBA in exchange for all shares of preferred stock, all 2,084,167 shares of common stock then owned by the SBA, and the 1,658,540 shares of common stock which would have been issuable to the SBA if it had participated in the Exchange Agreements on the same terms as the other holders of the Company’s preferred stock. On June 16, 2016, the Company conducted closings under the Exchange Agreements and the SBA Exchange Agreement, pursuant to which it issued an aggregate of 4,427,498 shares of common stock and made aggregate cash payments of $509,664. In connection with the closings, the Company issued notices of redemption to holders of the 208,971 remaining issued and outstanding shares of Series B Preferred Stock and the 46,092 remaining issued and outstanding share of Series D Preferred Stock for a combination of cash and shares of common stock on the same terms as the Exchange Agreements (the “Redemption”). We anticipate that the redemption will be completed by the end of the third quarter in 2016.

The Company determined the difference between the fair value of the Company’s common stock and the cash paid to the holders of the preferred stock and the carrying amount of the preferred stock (net of issuance costs of $46,090) which amounted to $1,103,597 and added this amount to net income in the calculation of earnings per share (see Note 4 above). In addition, the discount upon exchange of the preferred stock, net of the related fees, was recorded in accumulated deficit since the discount represents a return from the preferred shareholders. The Company accounted for the purchase and subsequent retirement of the common stock from the SBA as the purchase of treasury stock and was recorded in the amount of $147,451 based on the amount paid to repurchase such shares.

As a result of the approval of the Redemption by the holders of requisite majorities of the Series B Preferred Stock and Series D Preferred Stock, the Company has recorded the discount upon exchange of the preferred stock as of June 30, 2016. Upon redemption of the 208,971 remaining issued and outstanding shares of Series B Preferred Stock and the 46,092 remaining issued and outstanding shares of Series D Preferred Stock, the Company will issue 741,600 additional shares of Common Stock and make aggregate cash payments of $33,941. At June 30, 2016, the Company has recorded an extinguishment liability of $33,941, which is included in accounts payable and accrued expenses on the balance sheet and represents the cash to be paid upon redemption of the remaining preferred stock.

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

Product Portfolio

Adaptive Diagnostic Electronic Portable Testset (ADEPT®). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of June 30, 2016, we have delivered a total of 189 ADEPT units.

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

Government Contracts

On March 18, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and in March 2015, the period of performance was extended through August 11, 2016. It has been extended again until February 13, 2017, to conclude some development programs. Substantially all of our revenue is attributable to our ADEPT product. In the past, we were generating revenues primarily from the production and delivery of ADEPT units. After executing the ADEPT program for six years, we now have contracts to do further R&D on ADEPT units to enhance functionality as well as provide other forms of support. We expect additional contract awards during the remaining term of the contract.

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

In November 2014, we were awarded a contract valued at $0.1 million for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS (which will provide the SPS-75 Air Search Radar and Rolling Airframe (RAM) systems with Combat Systems (CS) Condition Based Monitoring (CBM) and Distance Support (DS) capability.

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

In March 2016, we received a contract award valued at approximately $0.15 million to provide Initial System Familiarization Training of the ADEPT system on all CG-47 and DDG-51 Class ships. Two events in Norfolk, VA and San Diego, CA have already occurred, and a third is scheduled in San Diego, CA in the month of August.

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

In July 2016, we received two (2) additional contract modifications for our current service contract for LCS systems using the ADSSS, which added an additional $4.65 million for ongoing development. This funding will extend the program until June 2018, and allow us to perform installations and support for the LCS classes.

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

In 2016, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. From an operational prospective, we expect to focus substantial resources on generating purchase orders for ADEPT units, expanding ADEPT to support other radar systems, including the SPS-49, and exploring commercialization opportunities. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support. In January 2014, we were awarded a contract to extend the ADEPT system to a second U.S. Navy radar system, the SPS-49, which is expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of June 30, 2016, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended June 30, 2016 and 2015

We generated revenues of $978,372 during the three months ended June 30, 2016 compared to $1,734,382 during the three months ended June 30, 2015, a decrease of $756,010, or 44%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015 and significant delays in the award of several new Navy contracts. We expect these contracts to be awarded later in 2016. Such delays are not uncommon in the current defense contracting environment and we may experience similar delays in future periods.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended June 30, 2016 was $349,526 compared to $877,168 for the three months ended June 30, 2015, a decrease of $527,642 or 60%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015. As a percentage of revenue, cost of sales decreased to 36% of revenues for the three months ended June 30, 2016 as compared to 51% of revenues for the three months ended June 30, 2015. The decrease was primarily due to the change of the mix of costs incurred in 2016. There were significant decreases in material purchases due to delays in receiving production contracts. There were slight increases in direct labor and subcontract costs related to engineering service contracts awarded in the first quarter of 2016.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended June 30,2016 were $312,849 compared to $326,521 for the three months ended June 30, 2015, a decrease of $13,672, or 4%. The decrease was primarily due to a decrease in consulting fees and incentive compensation expense.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the three months ended June 30, 2016 were $296,754 compared to $300,574 for the three months ended June 30, 2015, a decrease of $3,820, or 1%.

At June 30, 2016, we estimated our annual effective tax rate for 2016 to be 61.0%. We recognized a tax expense of $12,512 for the three months ended June 30, 2016 primarily due to expected net income for the remainder of 2016. At June 30, 2016, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported net income of $7,987 for the three months ended June 30, 2016 as compared to net income of $120,712 for the three months ended June 30, 2015. The decrease is primarily attributable to the decrease in revenues during the three months ended June 30, 2016.

Six Months Ended June 30, 2016 and 2015

We generated revenues of $1,966,301 during the six months ended June 30, 2016 compared to $4,210,421 during the six months ended June 30, 2015, a decrease of $2,244,120, or 53%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015 and significant delays in the award of several new Navy contracts. We expect these contracts to be awarded later in 2016. Such delays are not uncommon in the current defense contracting environment and we may experience similar delays in future periods.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the six months ended June 30, 2016 was $673,854 compared to $2,339,073 for the six months ended June 30, 2015, a decrease of $1,665,219 or 71%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015. As a percentage of revenue, cost of sales decreased to 34% of revenues for the six months ended June 30, 2016 as compared to 56% of revenues for the six months ended June 30, 2015. The decrease was primarily due to the change of the mix of costs incurred in 2016. There were significant decreases in material purchases due to delays in receiving production contracts. There were slight increases in direct labor and subcontract costs related to engineering service contracts awarded in the first quarter of 2016.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the six months ended June 30,2016 were $636,762 compared to $748,936 for the six months ended June 30, 2015, a decrease of $112,174, or 15%. The decrease was primarily due to a decrease in consulting fees and incentive compensation expense.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the six months ended June 30, 2016 were $632,902 compared to $622,597 for the six months ended June 30, 2015, an increase of $10,305, or 2%.

At June 30, 2016, we estimated our annual effective tax rate for 2016 to be 61.0%. We recognized a tax expense of $15,655 for the six months ended June 30, 2016 primarily due to expected net income for the remainder of 2016. At June 30, 2016, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported net income of $9,833 for the six months ended June 30, 2016 as compared to net income of $261,501 for the six months ended June 30, 2015. The decrease is primarily attributable to the decrease in revenues during the six months ended June 30, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2016, net cash used in operations was $666,117 compared to net cash provided by operations of $643 during the six months ended June 30, 2015. The decrease was primarily due a decrease in net income of $251,668 and the timing of receipts and payments related to our operating assets and liabilities.

We currently do not have any outstanding loan or line of credit with any bank or financial institution. We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.

By the end of the third quarter 2016, we expect to complete a recapitalization transaction (the “Recapitalization Transaction”) pursuant to which all issued and outstanding shares of our preferred stock will be exchanged or redeemed for a combination of cash and shares of our common stock in the amounts set forth in the table below.

Series of Preferred Stock	Amount of Cash per Share	Number of Shares of Common Stock Per Share
Convertible Preferred	$0.165	1.95
Series B	$0.0825	2.43
Series C	$2.708	31.27
Series D	$0.36232	5.072464

As part of the Recapitalization Transaction, we also repurchased 2,084,167 shares of common stock owned by the United States Small Business Administration. Pursuant to the Recapitalization Transaction, we will make cash payments of $544,017 and issue 5,173,973 shares of common stock which will result in the net issuance of 3,089,806 additional shares of common stock, and eliminated $2,955,433 of aggregate liquidation preferences applicable to our previously outstanding shares of preferred stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Recapitalization Transaction described above, on June 16, 2016 we repurchased 2,084,167 issued and outstanding shares of common stock pursuant to a privately negotiated transaction with the holder of such shares as set forth in the table below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Repurchases from June 1, 2016 through June 30, 2016	2,084,167	$0.071	(1)	0	0

(1) This amount does not give effect to the 1,658,540 shares of common stock that would have been issued to the holder of such shares if it had participated in the Recapitalization Transaction on the same terms as the other holders of our preferred stock. Including these shares in the amount repurchased results in a per share purchase price of $0.0394.

Item 6.     Exhibits

No.	Description

10.1	Form of Exchange Agreement by and between Mikros Systems Corporation and certain holders of shares of preferred stock.

10.2	Exchange Agreement by and between Mikros Systems Corporation and the United States Small Business Association dated May 3, 2016.

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

MIKROS SYSTEMS CORPORATION

August 15, 2016	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer