Form 10-Q
period 2016-09-30
MIKROS SYSTEMS CORP
filed 2016-11-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,618,044 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 14, 2016.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited) 1	1

	Condensed Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2016 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits	17

	Signatures	18

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$1,310,173	$2,858,655
Receivables on government contracts	654,980	431,012
Prepaid expenses and other current assets	326,797	59,205
Total current assets	2,291,950	3,348,872
Property and equipment
Equipment	95,693	95,693
Furniture & fixtures	16,394	16,394
Less: accumulated depreciation	(82,340)	(70,257)
Property and equipment, net	29,747	41,830
Intangible assets	128,916	127,383
Less: accumulated amortization	(27,659)	(11,812)
Intangible assets, net	101,257	115,571
Deferred tax assets	201,608	214,548
Total assets	$2,624,562	$3,720,821
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$312,069	$574,019
Accounts payable and accrued expenses	198,171	377,928
Accrued warranty expense	256,298	359,654
Deferred revenue	18,750	24,000
Total current liabilities	785,288	1,335,601
Long-term liabilities	140,606	117,436
Total liabilities	925,894	1,453,037

Redeemable series C preferred stock, par value $.01 per share, authorized 150,000 shares, issued and outstanding, 0 and 5,000 shares, respectively	-	80,450

Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding, 44,345 and 1,102,433 shares, respectively	443	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding, 0 and 255,000 shares, respectively	-	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized issued and outstanding, 46,092 and 690,000 shares respectively	461	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,183,125 and 32,025,753 shares, respectively	351,831	320,258
Capital in excess of par value	9,993,632	11,631,732
Accumulated deficit	(8,647,699)	(9,785,130)
Total shareholders' equity	1,698,668	2,187,334
Total liabilities and shareholders' equity	$2,624,562	$3,720,821

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Contract Revenues	$1,180,491	$1,240,393	$3,146,792	$5,450,815

Cost of sales	446,810	529,303	1,120,664	2,868,377

Gross margin	733,681	711,090	2,026,128	2,582,438

Expenses:
Engineering	421,296	309,769	1,058,058	1,058,705
General and administrative	261,528	328,734	894,430	951,331

Total expenses	682,824	638,503	1,952,488	2,010,036

Income from operations	50,857	72,587	73,640	572,402

Other income:
Interest	1,005	149	3,710	336

Net income before income taxes	51,862	72,736	77,350	572,738

Income tax expense	31,136	36,000	46,791	274,500

Net income	20,726	36,736	30,559	298,238

Discount upon exchange of Preferred Stock, net of related fees	3,275	-	1,106,872	-

Net income available to common shareholders	$24,001	$36,736	$1,137,431	$298,238

Income per common share - basic	$-	$-	$0.04	$0.01

Basic weighted average number of shares outstanding	32,419,016	31,947,753	32,048,486	32,064,778

Income per common share - diluted	$-	$-	$0.03	$0.01

Diluted weighted average number of shares outstanding	32,864,713	35,548,552	34,450,220	35,665,577

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Shareholders' Equity (unaudited)

	Preferred Stock Series B $0.01 Par Value		Convertible Preferred Stock $0.01 Par Value		Preferred Stock Series D $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at December 31, 2015	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,025,753	$320,258	$11,631,732	$(9,785,130)	$2,187,334

Extinguishment of Preferred Stock in exchange for cash and Common Stock	(1,058,088)	(10,581)	(255,000)	(2,550)	(643,908)	(6,439)	4,827,539	48,275	(1,509,565)	1,106,872	(373,988)
Purchase of Common Stock							(2,084,167)	(20,842)	(126,609)		(147,451)
Common shares issued to employees and directors							407,000	4,070	(4,070)		-
Stock compensation	-	-	-	-	-	-	-	-	1,864	-	1,864
Exercise of non-restricted stock awards	-	-	-	-	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	-	-	-	-	30,559	30,559

Balance at September 30, 2016	44,345	$443	-	$-	46,092	$461	35,183,125	$351,831	$9,993,632	$(8,647,699)	$1,698,668

Mikros Systems Corporation

Condensed Statements of Cash Flows (unaudited)

	None months ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities
Net income	$30,559	$298,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,930	10,482
Deferred tax expense	12,940	62,000
Share-based compensation expense	1,864	2,043
Changes in assets and liabilities:
(Increase) decrease in receivables on government contracts	(223,968)	553,847
(Increase) decrease in prepaid expenses and other current assets	(267,592)	9,590
Decrease in accrued payroll and payroll taxes	(261,950)	(60,138)
Decrease in accounts payable and accrued expenses	(200,115)	(527,290)
(Decrease) increase in accrued warranty expense	(103,356)	105,910
(Decrease) increase in deferred revenue	(5,250)	36,000
Increase (Decrease) in long-term liabilities	23,170	(4,718)
Net cash (used in) provided by operating activities	(965,768)	485,964
Cash flows from investing activities:
Payments related to intangible assets	(1,533)	-
Purchase of property and equipment	-	(2,693)
Net cash used in investing activities:	(1,533)	(2,693)
Cash flows from financing activities:
Payments to preferred shareholders in conjunction with a recapitalization	(375,795)	-
Payments to acquire and retire Common Stock	(147,451)	-
Professional fees paid in conjunction with recapitalization	(58,285)	-
Exercise of stock options	350	350
Net cash used in financing activities:	(581,181)	350
Net decrease in cash and cash equivalents	(1,548,482)	483,621
Cash and cash equivalents, beginning of period	2,858,655	1,161,634
Cash and cash equivalents, end of period	$1,310,173	$1,645,255
Supplement cash flow information:
Cash paid during the period for income taxes	$69,500	$215,183

Noncash investing and financing activities:
Issuance of common stock in exchange for preferred stock	$525,830
Recognition of an extinguishment liability in exchange for preferred stock	$33,941
Estimated consideration to be paid in connection with purchase of intangible asset		$126,000

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2016, and the results of its operations for the three and nine months ended September 30, 2016 and 2015 and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2016 and 2015.

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

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company has established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract.  In accordance with Accounting Standards Codification Topic 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses for the three and nine months ended September 30, 2016 and 2015 were $10,695 and $12,000 and $72,196 and $12,000, respectively. At September 30, 2016 and December 31, 2015, deferred revenues amounted to $18,750 and $24,000, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of September 30, 2016 and December 31, 2015, the Company had unbilled revenues of $118,156 and $60,857, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of September 30, 2016 and December 31, 2015, there were $0 and $125,157, respectively, of advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended September 30, 2016 and 2015, the Company recognized warranty (benefit) expense of $(65,500) and $106,800, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recognized warranty expense (benefit) of $(86,301) and $113,400, respectively. Since the inception of the ADEPT Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contract in March 2010, the Company has delivered 189 ADEPT units. As of September 30, 2016, there are 52 ADEPT units that remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity for:

	September 30,	December 31,
	2016	2015
Beginning balance	$359,654	$33,500
Provision for product warranty	-	400,500
Product warranty expirations	(86,301)	-
Product warranty costs paid	(17,055)	(74,346)
Ending balance	$256,298	$359,654

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Salaries	$12,288	$24,890	$49,292	$34,625
Other costs	1,600	-	9,852	-
	$13,888	$24,890	$59,144	$34,625

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Licenses are amortized using a straight-line method over their estimated life of six years. For the three months ended September 30, 2016 and 2015, amortization expense related to the Company’s license amounted to $5,250 and $5,250, respectively, and $15,750 and $5,250 for the nine months ended September 30, 2016 and 2015, respectively, and are included in general and administrative expenses on the Statements of Operations and Comprehensive Income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per common share:
Net income	20,726	36,736	30,559	298,238
Discount upon exchange of Preferred Stock, net of related fees	3,275	-	1,106,872	-
	24,001	36,736	1,137,431	298,238
Portion allocable to common shareholders	100.0%	99.2%	99.5%	99.2%
Net income available to common shareholders	24,001	36,442	1,131,744	295,852

Weighted average basic shares outstanding	32,419,016	31,947,753	32,048,486	32,064,778
Basic (loss) income per common share	$-	$-	$0.04	$0.01

Dilutive earnings per common share:
Net income allocable to common shareholders	24,001	36,442	1,131,744	295,852
Add: undistributed earnings allocated to participating securities	-	294	5,687	2,386
Numerator for diluted earnings per common share	24,001	36,736	1,137,431	298,238

Weighted average shares outstanding - basic	32,419,016	31,947,753	32,048,486	32,064,778
Diluted effect:
Stock options	10,316	19,250	46,827	19,250
Unvested restricted stock units	6,087	19,250	5,263	19,250
Conversion equivalent of dilutive Series B Convertible Preferred Stock	429,294	3,307,299	2,194,224	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	-	255,000	155,420	255,000
Weighted average dilutive shares outstanding	32,864,713	35,548,552	34,450,220	35,665,577
Dilutive income per common share	$-	$-	$0.03	$0.01

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Weighted average participating common shares	32,419,016	31,947,753	32,048,486	32,064,778
Denominator:
Weighted average participating common shares	32,419,016	31,947,753	32,048,486	32,064,778
Add: Weighted average shares of Convertible Preferred Stock	-	255,000	155,420	255,000
Weighted average participating shares	32,419,016	32,202,753	32,203,906	32,319,778
Portion allocable to common shareholders	100.0%	99.2%	99.5%	99.2%

Diluted net income per share for the three and nine months ended September 30, 2016 and 2015 does not reflect the following potential common shares, as the effect would be antidilutive.

	June 30,
	2016	2015

Stock options	610,000	610,000

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the net deferred tax assets changed by $12,940 and $62,000 during the nine months ended September 30, 2016 and 2015, respectively. The change in deferred tax assets is attributable to the reversal of various book/tax differences. utilization of income tax attributes, primarily federal net operating losses, as the Company anticipates annual earnings from operations to continue.

Note 6 – Stock-Based Compensation

During the three and nine months ended September 30, 2016, the Company did not issue stock awards. During the nine months ended September 30, 2016, 7,000 shares were exercised for proceeds in the amount of $350. The Company recognized stock-based compensation expense for stock options of $37 and $37 for the three months ended September 30, 2016 and 2015, respectively. The Company recognized stock-based compensation expense for stock options of $111 and $111 for the nine months ended September 30, 2016 and 2015, respectively. The intrinsic value of the options as of September 30, 2016 is $1960.

As of September 30, 2016 and 2015, there were 451,000 and 44,000 restricted stock awards outstanding, respectively. The Company recognized stock-based compensation expense for restricted stock of $577 and $644 for the three months ended September 30, 2016 and 2015, respectively. The Company recognized stock-based compensation expense for restricted stock of $1,753 and $1,932 for the nine months ended September 30, 2016 and 2015, respectively. During, July 2016, the Company granted 407,000 restricted stock awards. The fair value of the restricted stock awards was determined on the date of grant using the closing stock price of $0.12. The fair value of the restricted stock awards will be amortized over the vesting period of three to five years utilizing the straight-line method. As of September 30, 2016, there was $48,840 of unrecognized stock-based compensation expense related to the restricted stock issued in July 2016 that will be recognized in future periods.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 7 – Recapitalization

During the second and third quarters of 2016, the Company executed a series of Exchange Agreements with the holders of a majority of its outstanding shares of preferred stock. Under the terms of the agreements and the redemption described below, each series of preferred stock was exchanged or redeemed for a combination of cash and shares of common stock, for the amounts set forth in the table below:

Series of Preferred Stock	Amount of Cash per Share	Number of Shares of Common Stock Per Share
Convertible Preferred Shares	$0.165	1.95
Series B Shares	$0.0825	2.43
Series C Shares	$2.708	31.27
Series D Shares	$0.36232	5.072464

The Company entered into a separate exchange agreement (the “SBA Exchange Agreement”) with the United States Small Business Administration (“SBA”), pursuant to which it agreed to pay $250,000 to the SBA in exchange for all shares of preferred stock, all 2,084,167 shares of common stock then owned by the SBA, and the 1,658,540 shares of common stock which would have been issuable to the SBA if it had participated in the Exchange Agreements on the same terms as the other holders of the Company’s preferred stock. In June 2016, the Company conducted closings under the Exchange Agreements and the SBA Exchange Agreement, pursuant to which it issued an aggregate of 4,427,498 shares of common stock and made aggregate cash payments of $509,664. During the three months ended September 30, 2016, the Company issued an aggregate of 400,041 shares of common stock and made aggregate cash payments of $13,582 in order to redeem 164,626 shares of Series B Preferred Stock. The Company anticipates that the redemption of the 44,345 remaining issued and outstanding Series B Preferred Shares and the 46,092 remaining issued and outstanding Series D Preferred Shares will be completed prior to the end of the Company’s current fiscal year.

The Company determined the difference between the fair value of the Company’s common stock and the cash paid to the holders of the preferred stock and the carrying amount of the preferred stock (net of issuance costs of $58,285) which amounted to $1,106,872 and added this amount to net income in the calculation of earnings per share (see Note 4 above). In addition, the discount upon exchange of the preferred stock (net of the related fees) was recorded in retained earnings since it represents a return from the preferred shareholders. The Company accounted for the purchase and subsequent retirement of the common stock from the SBA as the purchase of treasury stock and this was recorded based on the amount paid to repurchase its shares.

As a result of the approval of the recapitalization transactions and redemption, the Company has recorded the discount upon exchange of the preferred stock as of September 30, 2016 At September 30, 2016, the Company has recorded an extinguishment liability of $20,359 which represents the cash to be paid upon redemption of the remaining preferred stock.

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

Item 2.   Management’s Discussion and Analysis of Financial Position and Results of Operations.

Mikros Systems Corporation (the “Company”, “we” or “us”) designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution and utility systems, and Federal Aviation Administration (“FAA”) systems.

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

Product Portfolio

Adaptive Diagnostic Electronic Portable Testset (ADEPT®). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of September 30, 2016, we have delivered a total of 189 ADEPT units.

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

Recent Developments

On September 12, 2016, we were awarded and entered into a multi-year Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contract with the Naval Surface Warfare Center, Port Hueneme Division, relating to our ADSSS product. The contract provides for the purchase and sale of up to $48 million of ADSSS units and related engineering and logistics support. The first delivery order in the amount of $3,032,993 was awarded on September 15, 2016 to perform installations, support and logistics for the LCS classes.

Government Contracts

On March 18, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provides for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and the period of performance has been extended through February 13, 2017, to conclude some development programs. Substantially all of our revenue is attributable to our ADEPT product. In the past, we were generating revenues primarily from the production and delivery of ADEPT units. After executing the ADEPT program for six years, we now have contracts to do further research and development on ADEPT units to enhance functionality as well as provide other forms of support. We expect additional contract awards during the remaining term of the contract.

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

In August 2015, we received a contract award valued at approximately $0.2 million for the calibration of 45 additional ADEPT units. This is the seventh contract award of this type that we have received in support of the calibration effort. We also received two contracts in September 2015, for software development on the SLA-10B and SPQ-9B radars, totaling approximately $0.25 million. We have been tasked to define how the ADEPT tool can help support testing of the SPQ-9B system on Self Defense Test Ships (SDTS).

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

In September 2016, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center, Port Hueneme Division, relating to the ADSSS product. The contract provides for the purchase and sale of up to $48 million of the ADSSS units and related engineering and logistics support. See “Recent Developments” above for additional information.

In September 2016, we also received multiple contracts totaling almost $0.4 million to continue logistics support of the ADEPT maintenance workstation. These contracts include general engineering support, repair, calibration and training.

It should be noted that contracting with the Federal government is a lengthy and complex process and that many factors could materialize that would negatively impact our ability to secure future contracts. In addition, our contracts with the Federal government contain unfavorable termination provisions and are subject to audit and modification.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts awarded to us. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such contracts, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. Continued generation of task orders and our ability to expand the markets and potential customers for our ADEPT and ADSSS products will be a key indicator of future revenue.

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

In 2016, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. From an operational prospective, we expect to focus substantial resources on generating purchase orders under the IDIQ contracts for ADSSS and ADEPT units, expanding ADEPT to support other radar systems and exploring commercialization opportunities. As the installed base increases, we expect additional and recurring revenue for calibration and other maintenance and support. In January 2014, we were awarded a contract to extend the ADEPT system to a second U.S. Navy radar system, the SPS-49, which is expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of September 30, 2016, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended September 30, 2016 and 2015

We generated revenues of $1,180,491 during the three months ended September 30, 2016 compared to $1,240,393 during the three months ended September 30, 2015, a decrease of $59,902, or 5%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015 and significant delays in the award of several Navy contracts. During the three months ended September 30, 2016, we received a $48 million IDIQ contract for our ADSSS system and expect additional contracts to be awarded during the fourth quarter and into 2017. Delays in the award of contracts are not uncommon in the current defense contracting environment and we may experience similar delays in future periods.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended September 30, 2016 was $446,810 compared to $529,303 for the three months ended September 30, 2015, a decrease of $82,493 or 16%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015. As a percentage of revenue, cost of sales decreased to 38% of revenues for the three months ended September 30, 2016 as compared to 43% of revenues for the three months ended September 30, 2015. The decrease was primarily due to the change of the mix of costs incurred in 2016 and the expiration of warranty reserve expirations, which amounts were partially offset by slight increases in direct labor, material and subcontract costs related to engineering service contracts awarded in the first quarter of 2016.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended September 30,2016 were $421,296 compared to $309,769 for the three months ended September 30, 2015, an increase of $111,527, or 36%. The increase was primarily due to higher consulting fees, engineering salaries, computer, software and related costs and incentive compensation expense.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the three months ended September 30, 2016 were $261,528 compared to $328,734 for the three months ended September 30, 2015, a decrease of $67,206, or 20%. The decrease in 2016 was due primarily to reductions in bid and proposal (“B&P”) costs, independent research and development (“IR&D”), and general and administrative (“G&A”) salaries and professional fees.

At September 30, 2016, we estimated our annual effective tax rate for 2016 to be 60%. We recognized a tax expense of $31,136 for the three months ended September 30, 2016 primarily due to expected net income for the remainder of 2016. At September 30, 2016, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net income of $20,726 for the three months ended September 30, 2016 as compared to net income of $36,736 for the three months ended September 30, 2015. The decrease is primarily attributable to the decrease in revenues during the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 and 2015

We generated revenues of $3,146,792 during the nine months ended September 30, 2016 compared to $5,450,815 during the nine months ended September 30, 2015, a decrease of $2,304,023, or 42%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015 and significant delays in the award of several Navy contracts. During the three months ended September 30, 2016, we received a $48 million IDIQ contract for our ADSSS system and expect additional contracts to be awarded during the fourth quarter and into 2017. Delays in the award of contracts are not uncommon in the current defense contracting environment and we may experience similar delays in future periods.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the nine months ended September 30, 2016 was $1,120,664 compared to $2,868,377 for the nine months ended September 30, 2015, a decrease of $1,747,713, or 61%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015. As a percentage of revenue, cost of sales decreased to 36% of revenues for the nine months ended September 30, 2016 as compared to 53% of revenues for the nine months ended September 30, 2015. The decrease was primarily due to the change of the mix of costs incurred in 2016 and significant decreases in material purchases due to delays in receiving production contracts. These amounts were partially offset by slight increases in direct labor and subcontract costs related to engineering service contracts awarded in the first quarter of 2016.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the nine months ended September 30, 2016 were $1,058,058 compared to $1,058,705 for the nine months ended September 30, 2015.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the nine months ended September 30, 2016 were $894,430 compared to $951,331 for the nine months ended September 30, 2015, a decrease of 56,901, or 6%. The decrease in 2016 was due to decreases in incentive compensation, professional fees and general and administrative salaries offset by increases in business development, research and development and SEC compliance costs.

At September 30, 2016, we estimated our annual effective tax rate for 2016 to be 61%. We recognized a tax expense of $46,791 for the nine months ended September 30, 2016 primarily due to expected net income for the remainder of 2016. At September 30, 2016, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net income of $30,559 for the nine months ended September 30, 2016 as compared to net income of $298,238 for the nine months ended September 30, 2015. The decrease is primarily attributable to the decrease in revenues during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2016, net cash used in operations was $965,768 compared to net cash provided by operations of $485,964 during the nine months ended September 30, 2015. The decrease was primarily due a decrease in net income of $267,679 and the timing of receipts and payments related to our operating assets and liabilities.

We currently do not have any outstanding loan or line of credit with any bank or financial institution. We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.

During the second and third quarters of 2016, we completed a recapitalization transaction (the “Recapitalization Transaction”) pursuant to which all issued and outstanding shares of our preferred stock were exchanged or redeemed for a combination of cash and shares of our common stock in the amounts set forth in the table below.

Series of Preferred Stock	Amount of Cash per Share	Number of Shares of Common Stock Per Share
Convertible Preferred Shares	$0.165	1.95
Series B Shares	$0.0825	2.43
Series C Shares	$2.708	31.27
Series D Shares	$0.36232	5.072464

As part of the Recapitalization Transaction, we also repurchased 2,084,167 shares of common stock owned by the United States Small Business Administration. Pursuant to the Recapitalization Transaction, we made aggregate cash payments of $544,017, issued 5,173,973 shares of common stock which resulted in the net issuance of 3,089,806 additional shares of common stock, and eliminated $2,955,433 of aggregate liquidation preferences applicable to our previously outstanding shares of preferred stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of September 30, 2016, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

No.	Description

3.1

Certificate of Elimination of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock of Mikros Systems Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-k , filed with the SEC on July 13, 2016)

31.1

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

MIKROS SYSTEMS CORPORATION

November 14, 2016	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer