Form 10-K
period 2016-12-31
MIKROS SYSTEMS CORP
filed 2017-03-31
CIK 317340

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported by the OTCQB was $3,206,487. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 16, 2017, 35,424,775 shares of the registrant's common stock were outstanding.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, our ability to adequately integrate our software offerings into our business model, our ability to market our solutions to commercial customers, numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature, statements of assumption underlying any of the forgoing, and other factors described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we do not undertake to update our forward-looking statements.

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

Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy. We provide the following two key systems to the Navy for maintenance of radars and combat systems:

●

ADEPT®, the Adaptive Diagnostic Electronic Portable Testset, is a PC-based maintenance automation workstation used to maintain the Navy’s premier AN/SPY-1 phased array radar on cruisers and destroyers.

●	ADSSS, the ADEPT Distance Support Sensor Suite, is a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

More recently, we have developed and marketed software products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. Our Prognostics Framework® (PF) and Diagnostic Profiler® (DP) products provide software capabilities which complement our maintenance hardware products (ADEPT and ADSSS), and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that we have a complete hardware/software solution for advanced maintenance, we are expanding into commercial and industrial markets.

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

From the mid-1990s until the early 2000s, we focused on commercial wireless communications arena. Due to expanding cellular and satellite communications technologies, market demand for commercial wireless data broadcasting (one-way communication) applications never fully materialized and we redirected our focus back to research and development for military electronic systems. In 2002, we began developing SBIR-initiated technology products within our areas of expertise, and remain committed to this strategic approach today.

In 2015, we expanded our business by acquiring certain software and related assets which comprise our Prognostics Framework (PF) and Diagnostic Profiler (DP) products which have applications to commercial markets.

Our Products

Adaptive Diagnostic Electronic Portable Testset (ADEPT®). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. ADEPT represents an innovative approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch-screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard systems, and provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

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

A further goal for ADEPT has been to expand the capabilities to other radar systems. In January 2014, we were awarded a $0.5 million service contract by the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

As of the date of this report, we have delivered a total of 189 ADEPT units to the US Navy.

Adaptive Distance Support Sensor Suite (ADSSS). In 2013, we started development of the ADEPT Distance Support Sensor Suite, or ADSSS, for the Navy’s Littoral Combat Ship (“LCS”). The LCS is the U.S. Navy’s latest combat warship. ADSSS is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. ADSSS provides an open architecture approach with industry standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. ADSSS fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance.

A pilot version of ADSSS has been deployed on the LCS Class since 2014. Development of the production system is ongoing and initial shipboard testing was completed in 2016. We expect ADSSS to be used on both variants of the LCS, currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

Diagnostic Profiler. The Diagnostic Profiler is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics and troubleshooting applications. The software provides diagnostic services to its host application, including fault call-outs, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault call-outs by probability. The use of the diagnostic profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes and over the life of the system, could result in significant cost savings.

Prognostics Framework. Prognostics Framework is an analysis software for framework that implements real-time prognostics, diagnostics and status monitoring to support embedded prognostic applications, health management systems and condition-based maintenance applications. The Prognostics Framework software institutes an information framework that organizes relevant data related to: (i) the condition of the system; (ii) the system’s ability to perform required functions over specific time intervals; and (iii) the need for maintenance actions and repair parts. The Prognostics Framework has been used to implement a complete health management system on one of the first radar systems to require prognostics as a key element of its overall solutions. Other potential applications include complex computer networks, power generators, power supply, cooling and environmental systems.

Government Contracts

On March 18, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provided for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and the period of performance was extended through February 13, 2017, to conclude some development programs.

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

In July 2016, we received two additional contract modifications for our current service contract for LCS systems using the ADSSS, which added an additional $4.65 million for ongoing development. This funding will extend the program until June 2018 and allow us to perform installations and support for the LCS classes.

In September 2016, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center, Port Hueneme Division, relating to our ADSSS product. The contract has a term of five years and provides for the purchase and sale of up to $48 million of ADSSS units and related engineering and logistics support. The IDIQ contract covers the first eight ships of the 28 ship program. The first delivery order in the amount of $3.0 million was awarded on September 15, 2016 to perform installations, support and logistics for the LCS class.

In September 2016, we also received multiple contracts totaling approximately $0.4 million to continue logistics support of the ADEPT maintenance workstation. These contracts include general engineering support, repair, calibration and training.

In February 2017, we were awarded a follow-on multi-year Small Business Innovation Research (SBIR) Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other logistics services. The first delivery order in the amount of $1.1 million was awarded in February 2017 to build eleven ADEPT systems for continuing fleet support on all Aegis cruisers and destroyers.

In March 2017, we were awarded the second and third delivery orders under the ADEPT IDIQ contract. The second delivery order is for engineering services in the amount of $11.5 million, will be funded incrementally, and facilitate the engineering and technical support for the ADEPT program during the next three years. The third delivery order in the amount of $0.6 million is to provide logistic services, such as calibration, repair, evaluations and screenings of ADEPT units, and will be performed in our Manufacturing and Depot Center in Largo, Florida.

Manufacturing and Depot Center

We operate a Manufacturing and Depot Center in Largo, Florida which has been manufacturing our ADEPT systems for the DoD and other customers since 2010. Our center is American National Standards Institute (ANSI) ISO 9001:2008 certified for assembly and test of electronic assemblies from military and commercial applications. We have also established a quality management system which complies with Naval Sea Systems Command Standard Item 009-04.  We offer integration, kitting, build-to-print, and box-build with testing services to commercial customers and DoD contractors. In September 2016, we received our first commercial full-rate order for integration services in which we delivered 2,650 pieces.  Expanding the Largo facility’s light manufacturing and integration services for commercial customers and other DoD contractors is a key component of our long-term growth strategy.

Corporate Growth & Strategy

Our strategy for continued growth is based on continuing expansion of our defense business, plus new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment can be used by many commercial and governmental customers such as the Federal Aviation Administration (FAA), radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

With regard to commercial markets, our new software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. We plan to provide “condition-based maintenance” systems for applications such as FAA radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, cooling and environmental systems, and other “complex distributed systems” to commercial customers. Customers for these systems, include major multinational corporations. We have received several repeat orders from these customers and continue to support their applications.

In 2017, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate delivery orders under our two IDIQ contracts, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our Manufacturing and Depot Center in Largo, Florida.

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

In July 2015, we purchased certain software products, intellectual property and related assets. The primary software programs purchased are the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. We sold one software license during the year ended December 31, 2015, but had no sales of licenses in 2016.

Customer Concentration and Dependence on Federal Government

Substantially all of our revenue is derived from SBIR awards and IDIQ contracts with the federal government. Approximately 100% of our revenues in 2015 were realized in connection delivery with orders issued under our IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and provide related support services. In 2016, approximately 98% of our revenues were realized in connection with orders under the IDIQ contract for ADEPT units and development of the ADSSS system. Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology for military and commercial applications. All of our research and development costs in 2016 and 2015 were for the benefit of our customers, who are agencies of the federal government. The customer- sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed. In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of (i) ADEPT units to be developed and delivered to the federal government together continued development and testing (ii) ADSSS systems to be developed and derived together with related engineering and logistics support. At December 31, 2016, our backlog was $5.9 million.

Employees

As of December 31, 2016, we had 24 full-time employees, of which 17 work at our Fort Washington, Pennsylvania, Research & Development Center, two work at our Princeton, New Jersey corporate headquarters, one works at our Washington, DC office, and four work at our Largo, Florida Manufacturing and Depot Center. None of our employees belong to a labor union. We believe relations with our employees are good. We also use the services of subcontractors and consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

Our government contracts are primarily dependent upon the U.S. defense budget. DoD budgets which may continue to be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives have and could continue to cause the DoD budget to decrease.

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”). The BCA imposed spending caps and discretionary spending cuts to the DoD budget. The BCA also triggered an automatic sequestration process, which imposed additional budget cuts to National security accounts of approximately $490 billion for FY 2013 to FY 2021 and other U.S. Government budget cuts of another $500 billion to discretionary non-national security accounts. The Bipartisan Budget Act of 2013 amended the BCA and reduced the amount of the sequestration by a total of $63 billion for FY 2014 and FY 2015. The final FY 2015 DoD base budget (excluding funding for overseas contingency operations) appropriation enacted into law in January 2015 was approximately $500 billion, which is similar to the level of funding for the DoD in FY 2014. The Bipartisan Budget Act of 2015 set spending limits for the FY 2016 and FY 2017 budgets across the federal government and increased the prior discretionary spending caps in both defense and non-defense. The new DoD combined spending limits are approximately $607 billion for FY 2016 and $610 billion for FY 2017, including an allocation for $59 billion in overseas contingency operations funding each year. Although current proposals by the new administration seek material increases in the defense budget, there can be no assurance that any such increases will be approved or if approved, that any will result in increased funding for programs that we participate in.

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

We rely predominantly on U.S. Government entities, and the loss of our contracts would have a material adverse effect on our results of operations and cash flows. Our earnings are predominantly derived from contracts with agencies of the U.S. Government. The loss of any of these contracts could have a material adverse effect on our results of operations and cash flows. In addition, future financial results may be adversely affected by:

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

We may experience variability in our quarterly operating results. Our revenue, gross margin, operating income and net income may vary from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

●	market acceptance of our products;

●	budgetary constraints of the federal government;

●	new product and service introductions by us or our competitors;

●	ability to earn new delivery orders and contract awards as others expire;

●	market factors affecting the availability or costs of qualified technical personnel;

●	timing and customer acceptance of our product and service offerings;

●	length of sales cycle; and

●	industry and general economic conditions.

Any failure by us to continue to generate delivery orders or fulfill our obligations under our current IDIQ contracts would have a material adverse effect on our financial condition and results of operation. In the third quarter of 2016 and first of 2017, we were awarded two IDIQ contracts. The first is for production, delivery, logistics and engineering support for our ADSSS system, has a term of five years and provides for the purchase of up to $48 million of ADSSS units and related support. The second is for the production, engineering and logistics support for our ADEPT product, has a term of five years and provides for the purchase of up to $35.1 million of ADEPT units and related support. Sales under these contracts are currently expected to account for a substantial majority of our revenues in the future. As a result we are substantially dependent upon generating continued delivery orders under these IDIQ contracts. Any reduction in delivery orders or any failure by us to fulfill our contractual obligations under these IDIQ contracts would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel. Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, President and Chief Executive Officer, Walter T. Bristow, Chief Operating Officer, and David Henry Silcock, Chief Technology Officer. We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff, which are in high demand in our industry. The loss of services of any key executive, or our inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

We have limited operating history in providing commercial applications. Historically, we have developed and sold technology and products for military applications, primarily to the U.S. Navy. We are currently developing commercial products and applications that would perform different functions than our historic products, and would be targeted at an entirely different customer base. Because we have not previously operated as a provider of commercial products, we have no basis to evaluate our ability to develop, market and sell such products. Our ability to commercialize any products or services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

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

RISKS RELATED TO OUR COMMON STOCK

We may issue additional shares of our capital stock that could dilute the value of your shares. Our outstanding securities include options to purchase common stock. During the respective terms of the options, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock, causing a dilution of the interests of existing stockholders. Thus, the terms on which we may obtain additional financing during that period may be adversely affected. The holders of options may exercise their respective rights to acquire our common stock at a time when we could be seeking to raise additional capital through sales of securities on terms more favorable than those being offered by us to new investors. In the event that such holders exercise their rights to acquire shares of our common stock at such time, the net tangible book value per share of our common stock will be subject to dilution.

Future sales of our securities by existing stockholders could adversely affect the market price of our common stock. Future sales of shares by existing stockholders under Rule 144 of the Securities Act of 1933, as amended, through the exercise of outstanding options, through vesting of restricted stock awards, or otherwise could have a negative impact on the market price of our common stock. We are unable to estimate the number of shares that may be sold under Rule 144 because such sales depend on the market price for our common stock, the personal circumstances of the sellers, and a variety of other factors. Any sale of substantial amounts of our common stock in the open market may adversely affect the market price of our common stock and may adversely affect our ability to obtain future financing in the capital markets.

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

Our common stock is thinly traded and the price of our common stock may experience price volatility. Our common stock is currently traded over-the-counter on the OTCQB. There can be no assurance that an active market for our shares will develop or, if developed, will be sustained. Absent a public trading market, an investor may be unable to liquidate its investment. We believe that factors such as the announcements of the availability of new services and new contracts by us or our competitors, quarterly fluctuations in our financial results, and general conditions in the communications industry could cause the price of our common stock to fluctuate substantially. If stockholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Our share ownership is highly concentrated. Our directors, officers and principal stockholders, beneficially own approximately 23% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

We have adopted certain anti-takeover provisions. We are authorized to issue 3,000,000 shares of preferred stock, which may be issued by our Board of Directors on such terms, and with such rights, preferences and designations as the board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

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

Our engineering research, design and development facility is located in Fort Washington, Pennsylvania, where we lease approximately 2,500 square feet of general office space under a lease agreement that was renewed in March, 2016 and will continue through June 2021.

We maintain a marketing office in Washington, D.C. under a month-to-month lease.

We lease a facility in Largo, Florida, which supports production of our ADEPT product line and quality assurance, field support, and life cycle management. We entered into a one year lease agreement commencing in October 2016.

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

	Bid
	High	Low
2016
First Quarter	$0.14	$0.07
Second Quarter	0.14	0.09
Third Quarter	0.39	0.06
Fourth Quarter	0.28	0.20

2015
First Quarter	$0.17	$0.12
Second Quarter	0.17	0.14
Third Quarter	0.18	0.10
Fourth Quarter	0.18	0.08

The last price of our common stock as reported on the OTCQB as of March 16, 2017 was $0.38 per share.

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

Holders

As of March 16, 2017, we had 363 holders of record of our common stock.

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

Overview

Our primary business focus is to pursue SBIR programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products and services. Since 2002, we have been awarded several Phase I, II, and III SBIR contracts, and several IDIQ contracts for our ADEPT and ADSSS products.

Revenues from our government contracts represented substantially all of our revenues for the years ended December 31, 2016 and 2015. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Product Portfolio

Adaptive Diagnostic Electronic Portable Testset (ADEPT). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of the date of this report, we have delivered a total of 189 ADEPT units.

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

Diagnostic Profiler. The Diagnostic Profiler is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics and troubleshooting applications. The software provides diagnostic services to its host application, including fault call-outs, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault call-outs by probability. The use of the diagnostic profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes and over the life of the system, could result in significant cost savings.

Prognostics Framework. Prognostics Framework is an analysis software for framework that implements real-time prognostics, diagnostics and status monitoring to support embedded prognostic applications, health management systems and condition-based maintenance applications. The Prognostics Framework software institutes an information framework that organizes relevant data related to: (i) the condition of the system; (ii) the system’s ability to perform required functions over specific time intervals; and (iii) the need for maintenance actions and repair parts. The Prognostics Framework has been used to implement a complete health management system on one of the first radar systems to require prognostics as a key element of its overall solutions. Other potential applications include complex computer networks, power generators, power supply, cooling and environmental systems.

Government Contracts

On March 18, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provided for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, and the period of performance was extended through February 13, 2017, to conclude some development programs.

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

In July 2016, we received two additional contract modifications for our current service contract for LCS systems using the ADSSS, which added an additional $4.65 million for ongoing development. This funding will extend the program until June 2018, and allow us to perform installations and support for the LCS classes.

In September 2016, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center, Port Hueneme Division, relating to our ADSSS product. The contract has a term of five years and provides for the purchase and sale of up to $48 million of ADSSS units and related engineering and logistics support. The IDIQ contract covers the first eight ships of the 28 ship program. The first delivery order in the amount of $3.0 million was awarded on September 15, 2016 to perform installations, support and logistics for the LCS classes

In September 2016, we also received multiple contracts totaling approximately $0.4 million to continue logistics support of the ADEPT maintenance workstation. These contracts include general engineering support, repair, calibration and training.

In February 2017, we were awarded a follow-on multi-year Small Business Innovation Research (SBIR) Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract has a term of five years and provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other logistics services. The first delivery order in the amount of $1.1 million was also awarded in February 2017 to build eleven ADEPT systems for continuing fleet support on all Aegis cruisers and destroyers.

In March 2017, we were awarded the second and third delivery orders under the ADEPT IDIQ. The second order is for engineering services in the amount of $11.5 million, will be funded incrementally, and facilitate the engineering and technical support for the ADEPT program during the next three years. The third delivery order in the amount of $0.6 million is to provide logistic services, such as calibration, repair, evaluations and screenings of ADEPT units to be performed in our Manufacturing and Depot Center in Largo, Florida.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts and delivery orders awarded to us under our IDIQ contracts. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such awards, increased profits in future periods. The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the majority of our revenue in 2016, and expected revenue in 2017, is or will be from sales of ADEPT units and ADSSS systems under our IDIQs contract, continued generation of delivery orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business, plus new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

With regard to commercial markets, our new software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. We plan to provide “condition-based maintenance” systems for applications such as FAA radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, cooling and environmental systems, and other “complex distributed systems” to commercial customers. Customers for these systems, include major multinational corporations. We have received several repeat orders from these customers and continue to support their applications.

In 2017, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple delivery orders under our two IDIQ contracts and, expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our manufacturing and depot center in Largo, Florida.

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

Revenue Recognition. We are engaged in research and development contracts with the federal government to develop certain technology to be utilized by the U.S. Department of Defense (“DoD”). The contracts are cost plus fixed fee contracts and revenue is recognized on the basis of such measurement of partial performance as will reflect reasonably assured realization or delivery of completed articles. Fees earned under our contracts may also be accrued as they are billable, under the terms of the agreements, unless such accrual is not reasonably related to the proportionate performance of the total work or services to be performed by us from inception to completion. Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the federal government. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog includes future ADEPT units and ADSSS systems to be developed and delivered to the federal government.

We recognize revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For our software and software-related multiple element arrangements, where customers purchase both software related products and software related services, we use vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when we can support what the fair value of our software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We establish VSOE of fair value for the majority of the PCS, professional services, and training. However, given the limited number of sales related to this software, and the fact that we do not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract. In accordance with Accounting Standards Codification Topic 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses for the year ended December 31, 2016 and 2015 were $84,001 and $24,000, respectively. At December 31, 2016 and 2015, deferred revenues amounted to $7,500 and $24,000, respectively.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirementsand software related maintenance. As of December 31, 2016 and 2015, we had unbilled revenues of $235,421 and $60,857, respectively which are recorded within receivables on government contracts in our balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of December 31, 2016 and 2015, there were $0 and $125,157, respectively, of advanced billings.

Accounts Receivable. Accounts receivable from government contracts are stated at outstanding balances. When necessary, an allowance for doubtful accounts is established through provisions charged against operations. Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2016 and 2015.

Warranty Expense. We provide a limited warranty, as defined by the related warranty agreements, for our production units. Our warranties require us to repair or replace defective products during such warranty period, which is 12 months following delivery and acceptance of production units by the government. We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary. We had a net warranty expense (recovery), which is a component of our cost of sales of $(84,501) and $400,500 for the years ended December 31, 2016 and 2015, respectively. Since the inception of the IDIQ contract awarded to us in March 2010, we have delivered 189 ADEPT units. As of December 31, 2016, there are 52 ADEPT units that remain under the limited warranty coverage. The warranty recovery is attributable to the warranty product expirations outpacing warranty product expenses for units produced and sold under the IDIQ contract. We had an accrued warranty expense liability of $240,980 and $359,654 at December 31, 2016 and 2015, respectively.

Income Taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We had $112,871 of state net operating loss carry forwards at December 31, 2016 which begin to expire in 2033. Our valuation allowance associated with the related deferred tax assets decreased by $13 in 2016.

We recognize liabilities for uncertain tax positions. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. As of December 31, 2016 and 2015, there were no tax contingencies or unrecognized tax positions recorded.

Share-based Compensation. We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. There were no stock options issued during the years ended December 31, 2016 and 2015. In July 2016, we granted 387,000 restricted stock awards. The fair value of the restricted stock awards amounted to $46,440 and was determined on the date of grant using our closing stock price of $0.12. The fair value of the restricted stock awards will be amortized over the vesting period of three to five years utilizing the straight-line method.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” updating the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue and by reducing the number of standards to which an entity has to refer. The updated accounting guidance is effective for us as of January 1, 2018. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is in the initial stages of evaluating the effect of adoption of ASU 2014-09 on its financial statements and continues to evaluate the available transition methods. The Company has begun assessing the standard as it will pertain to its contracts, which includes performing a detailed review of its existing key contracts and comparing historical accounting policies and practices to the new standard. The Company will continue its evaluation of the standards update through the date of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption did not have a material effect on our financial position or disclosures in the footnotes to our financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the Balance Sheet. On December 31, 2015, we adopted ASU 2015-17 and changed the method of classifying Deferred Tax Assets and Liabilities using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on our financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. While the Company is currently evaluating the effect ASU 2016-02 will have on the financial statements and disclosures, the adoption of this ASU will result in an increase to the Company’s stated assets and liabilities.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU No. 2016-09”). This update is part of the FASB’s Simplification Initiative, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company will adopt ASU 2016-09 in the first quarter of 2017. We do not expect a material impact on our financial statements from the adoption of this guidance.

Results of Operations

Years ended December 31, 2016 and 2015

We generated revenues of $5,067,365 for the year ended December 31, 2016 compared to $7,360,204 in 2015, a decrease of $2,292,839, or 31%. The decrease was due primarily to the completion of the production contracts for 64 ADEPT units in 2015 and significant delays in the award of several Navy contracts. During the third quarter 2016, we received a $48 million IDIQ contract for our ADSSS system and in the first quarter of 2017, we received a $35.1 million IDIQ contract for our ADEPT product. We have received multiple delivery orders under both IDIQ contracts and expect additional delivery orders throughout 2017. In March 2017, we were awarded the second and third delivery orders for engineering services in the amount of $11.5 million which will be funded incrementally, and facilitate the engineering and technical support for the ADEPT program during the next three years. The third delivery order contract in the amount of $0.6 million is to provide logistic services, such as calibration, repair, evaluations and screenings of ADEPT units to be performed in our Manufacturing and Depot Center in Largo, Florida.

In addition we expect additional contract awards in 2017. Delays in the award of contracts are not uncommon in the current defense contracting environment and we may experience similar delays in future periods.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Costs of sales were $2,047,002 in 2016 compared to $3,585,127 in 2015, a decrease of $1,538,125, or 43%. The decrease was primarily due to the completion of the production contracts for 64 ADEPT units in 2015 and lower revenue in 2016. As a percentage of revenue, cost of sales decreased to 40% of revenues for 2016 as compared to 49% of revenues for 2015. The decrease was due primarily to the change in the mix of costs incurred in 2016 and significant decreases in material purchases due to delays in receiving production orders. These amounts were partially offset by slight increases in direct labor and subcontract costs related to engineering service contracts awarded in the first quarter of 2016.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs were $1,632,228 in 2016 as compared to $1,551,449 in 2015, an increase of $80,779, or 5%. The increase in 2016 was due to increases in engineering salaries, travel costs, outside services, and recruiting costs which amounts were offset by decreases in engineering tools and equipment costs, incentive compensation, and office related supply costs.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, research and development and unallowable expenses (consisting of those expenses for which the government will not reimburse us). General and administrative expenses were $1,213,718 in 2016 as compared to $1,425,242 in 2015, a decrease of $211,524, or 15%. The decrease in 2016 was due to decreases in incentive compensation, business development, professional fees, and general and administrative salaries which amounts were offset by increases in research and development and SEC compliance costs.

We reported a net income of $82,490 in 2016 as compared to $461,536 in 2015. The decrease was attributable primarily to the decrease in revenues during 2016 without proportional decreases in our selling, general and administrative expenses and engineering expenses.

At December 31, 2016, we estimated our annual effective tax rate for 2016 to be 53.9%. At December 31, 2016, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences. Income tax expense was $96,425 in 2016 and $339,948 in 2015, representing an effective income tax rate of 53.9% and 42.4%, respectively. The change in the effective federal income tax rate is attributable to percentage increases in state income taxes and permanent book-tax differences in relation to the decrease in income before taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

At December 31, 2016, we had cash and cash equivalents of $858,868 and net working capital of $1,570,527. During the year ended December 31, 2016, net cash used in operating activities was $1,398,511 compared to net cash provided by operating activities of $1,732,344 in 2015. The decrease in operating cash flows was due primarily to increases in accounts receivable resulting from the timing of our billings and collections and decreases in net income and accounts payable and other current liabilities due to timing of payments to vendors and employees.

During 2016, cash used in financing activities was $599,742. This amount was used to complete a recapitalization transaction (the “Recapitalization Transaction”) pursuant to which all issued and outstanding shares of our preferred stock were exchanged or redeemed for a combination of cash and shares of our common stock in the amounts set forth in the table below.

Series of Preferred Stock	Amount of Cash per Share	Number of Shares of Common Stock Per Share

Convertible Preferred Shares	$0.165	1.95

Series B Shares	$0.0825	2.43

Series C Shares	$2.708	31.27

Series D Shares	$0.36232	5.072464

As part of the Recapitalization Transaction, we also repurchased 2,084,167 shares of common stock owned by the United States Small Business Administration. Pursuant to the Recapitalization Transaction, we made aggregate cash payments of $540,892, issued 5,089,189 shares of common stock, which resulted in the net issuance of 3,005,022 additional shares of common stock, and eliminated $2,955,433 of aggregate liquidation preferences applicable to our previously outstanding shares of preferred stock.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our president, who serves as our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our president concluded that as of December 31, 2016, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ) that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company
Paul G. Casner	79	Chairman of the Board of Directors
David W. Jolly	44	Director
Thomas C. Lynch	74	Director
Thomas J. Meaney	82	President, Chief Executive Officer, Chief Financial Officer, and Director
Tom L. Schaffnit	70	Director
Walter T. Bristow	59	Chief Operating Officer
David Henry Silcock	62	Chief Technology Officer, Director of Special Projects
Patricia A. Kapp	50	Vice President of Finance, Secretary and Treasurer

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

Paul G. Casner, Jr. has been a director since May 2002 and was elected Chairman of the Board in October 2009. From 2008 until March 2016, he served as a director and as the Chief Executive Officer of Atair Aerospace, Inc., an aerospace defense contractor located in Brooklyn, New York. From 2005 to July 2011, Mr. Casner was the CEO and President of Integral Systems, Inc., a defense contractor based in Columbia, Maryland. Mr. Casner recently served as the COO of The Boston Holding Group, a financial management and investment organization. Mr. Casner has over 40 years of defense industry experience, holding several senior positions in business management, technical management, strategic planning and business development including serving as the President of the Electronic Systems Group of DRS Technologies. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. As a result of these and other professional experiences, Mr. Casner possesses particular knowledge and experience in business development, technology development, and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas C. Lynch has been a Director since February of 1997. Admiral Lynch retired from the U.S. Navy after a decorated 31-year career. A graduate of the U.S. Naval Academy, his Naval assignments included Chief, Navy Legislative Affairs; Commander of the Eisenhower Battle Group during Operation Desert Shield; Superintendent of the U.S. Naval Academy from 1991 to 1994 and Director of the Navy Staff at the Pentagon from 1994 to 1995. He was also the captain of the 1963 Navy Cotton Bowl team with teammate Roger Staubach, its Heisman winning Quarterback. In 2010, he was awarded the USNA Distinguished Graduate Award. After retiring from the Navy, Lynch served as a Senior Vice President for Safeguard Scientifics, where he was responsible for operations, mergers and acquisitions and oversight of emerging partnership companies including CompuCom Systems, where he became President and COO. Following that, Mr. Lynch became a Senior Vice President for Staubach Company, now Jones Lang LaSalle (JLL), and continues serving them as a consultant. Currently Admiral Lynch is Executive Chairman of NewDay USA, a mortgage lending company focused on providing VA loans for active duty and retired military personnel. He also serves as Co-Chair for the NewDay USA Foundation, Managing Director for the Musser Group, Chairman of the U.S. Naval Academy Athletic & Scholarship Foundation, and Vice Chair of Philadelphia Sports Congress. Admiral Lynch serves as director of the following boards: U.S. Naval Academy Foundation, Economics Pennsylvania, and Vietnam Veterans Memorial Fund. As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, board practices of other organizations, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas J. Meaney has been a director since July 1986. He has served as President of the Company since 1998. Mr. Meaney has over 40 years of executive management experience, including holding senior positions at Robotic Vision Systems Incorporated, a manufacturer of robotic vision systems, and Norden Systems, a division of United Technologies Corporation. Mr. Meaney presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania. As a result of these and other professional experiences, Mr. Meaney possesses particular knowledge and experience in management, manufacturing, the defense industry, and board practices of other corporations that strengthen the Board’s collective qualifications, skills, and experience.

Tom L. Schaffnit has been a director since June 2000. Tom has an engineering education and background, complemented by an MBA degree and senior management experience. Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in vehicle safety communications, automotive telematics, and wireless data communications. Since December 2009, he has also been President of A2 Technology Management LLC, a company focused on policy and security research related to connected and automated vehicles. Mr. Schaffnit is actively involved in the development and deployment of wireless technologies and standards. He is currently working with the US Department of Transportation on the Connected Vehicle Program, which is facilitating the deployment of vehicle-to-vehicle and vehicle-to-infrastructure wireless communications to prevent crashes and support automated driving. Mr. Schaffnit possesses particular knowledge and experience in technology development and management that strengthen the Board’s collective qualifications, skills, and experience.

David W. Jolly  has been a director since January, 2017 and brings over 20 years of Federal Government experience, most recently as a member of the United States Congress. Mr. Jolly is currently an independent consultant and advisor focusing on strategic planning and government relations. From March 2014 through January 2017, Mr. Jolly served as a member of the United States House of Representatives representing the 13th District of Florida. During his tenure, he served on the House Committee on Appropriations where he was responsible for oversight and funding of all Federal Departments and Agencies, including the Department of Defense. From 2008 until being elected to the United States Congress, Mr. Jolly served as managing partner of Three Bridges Advisors, a government relations firm, and Three Bridges Law, while also serving as Vice President of Boston Finance Group. Prior to that, he was a lobbyist with Van Scoyoc Associates in Washington, DC.  Mr. Jolly served as a senior staff member (1995-2001) and later general counsel (2002-2006) to United States Representative C. W. Bill Young, who served as the Chairman of the House Committee on Appropriations between 1999 and 2005.  From 2001 until 2002, he was an associate at Fried Frank, an international law firm. Mr. Jolly earned a Bachelor of Arts in History from Emory University in Atlanta, Ga. and a Juris Doctorate cum laude from the George Mason University School of Law in Arlington, Va. Mr. Jolly possesses particular knowledge and experience in Federal Government contracting, United States Department of Defense appropriations, and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

The principal occupation and business experience, for at least the past five years, of each current executive officer is as follows:

Walter T. (Chuck) Bristow was promoted to Chief Operating Officer in July 2016. Mr. Bristow was Vice President of Operations from February 2015 to July 2016, with responsibility for operations in the Fort Washington, PA and Largo, FL facilities. Mr. Bristow was Vice President of Engineering from August 2007 until February 2015 and served as our Director of Engineering from October 2003 to October 2007. Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, and a hardware engineer with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment.

David Henry Silcock has been Chief Technology Officer since February 2009, and was a Senior Staff Engineer from 2003 until 2009. Mr. Silcock was also appointed as Director of Special Projects in February 2015. Mr. Silcock has more than 30 years of experience and has been lead engineer on a number of successful R&D programs, including frequency-diversity modems for tactical radio networks, telemetry networks for ocean-going buoys, and digital voice pager design and development. He also has experience in network and system simulation, software and microprocessor architecture, custom VSLI development, DSP and real-time systems.

Patricia A. Kapp has been Corporate Secretary since April 1996. In September 1998, Ms. Kapp was also named Treasurer and in 2015, was named Vice President of Finance. Ms. Kapp has served in various capacities with the Company since 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC. All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons timely filed all reports required by Section 16(a) under the Exchange Act except that all officers and directors of the Company who were granted restricted stock awards on July 25, 2016 failed to timely file Forms 4 reporting these grants.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Total ($)
Thomas J. Meaney	2016	212,371	45,000	-	257,371
President, Chief Executive Officer, and Chief	2015	206,185	83,000	-	289,185
Financial Officer
Walter T. Bristow	2016	170,358	16,000	3,000 (2)	189,358
Chief Operating Officer	2015	162,697	33,000	-	195,697
David Henry Silcock	2016	168,448	10,000	3,000 (2)	181,448
Chief Technology Officer	2015	160,556	34,000	-	194,556

(1) The grant date fair value computed in accordance with FASB ASC Topic 718 was based on closing market price of our common stock of $0.12 per share on the date of grant.

(2) On July 25, 2016, we granted Messrs. Bristow and Silcock restricted stock awards each consisting of 25,000 shares of common stock. The awards vest in five equal annual installments beginning on July 25, 2017 and will be fully vested July 25, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options and restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2016:

	STOCK AWARDS

Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Thomas J. Meaney	25,000	0.55	10/2/2017	-		-

Walter T. Bristow	50,000	0.55	10/2/2017	25,000	(2)	6,000

	40,000	0.20	7/12/2019

David Henry Silcock	40,000	0.55	10/2/2017	25,000	(2)	6,000

(1)	Market value at December 31, 2016, based on closing market price of our common stock on December 31, 2016 of $0.24 per share.

(2)

Represents the unvested portion of a restricted stock award consisting of 25,000 shares of common stock granted on July 25, 2016, which vests in five equal annual installments beginning on July 25, 2017 and is fully vested on July 25, 2021.

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

On October 3, 2007, we issued options to Messrs. Meaney, Bristow and Silcock under the 2007 Stock Incentive Plan to purchase 25,000, 50,000 and 40,000 shares of common stock, respectively, at an exercise price of $0.55 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. Mr. Meaney’s options vested in three equal annual installments and terminate ten years from the date of grant. Mr. Bristow’s and Mr. Silcock’s options vested in five equal annual installments and terminate ten years from the date of grant.

On July 13, 2009, we issued options to Mr. Bristow under the 2007 Stock Incentive Plan to purchase 40,000 shares of common stock at an exercise price of $0.20 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. The options vested in five equal annual installments and terminate ten years from the date of grant.

On July 25, 2016, we granted Messrs. Bristow and Silcock restricted stock awards each consisting of 25,000 shares of common stock. The awards vest in five equal annual installments beginning on July 25, 2017 and will be fully vested July 25, 2021.

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

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for 2016 for those persons who served as members of our Board of Directors during 2016:

Name (1)	Fees earned or paid in cash ($)	Stock Awards ($)(2)		All Other Compensation		Total ($)

Paul G Casner	20,000	3,000	(3)	10,000	(4)	33,000

Thomas C. Lynch	20,000	3,000	(3)	-		23,000

Tom L. Schaffnit	20,000	3,000	(3)	-		23,000

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our Board of Directors in 2016.
(2)	The grant date fair value computed in accordance with FASB ASC Topic 718 was based on closing market price of our common stock of $0.12 per share on the date of grant.
(3)

On July 25, 2016, we granted Messrs. Casner, Lynch and Schaffnit restricted stock awards each consisting of 24,000 shares of common stock. The awards vest in three equal annual installments beginning on July 25, 2017 and will be fully vested on July 25, 2019.

(4)	Consists of management consulting fees.

Narrative Disclosure to Director Compensation Table

We pay an annual fee of $20,000 to each of our non-employee directors. We also make periodic grants of equity awards to our non-employee directors. Each member of our Board of Directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.

On July 25, 2016, we granted to Messrs. Schaffnit, Casner and Lynch restricted stock awards consisting of 24,000 shares of common stock. The awards vest in three equal annual installments beginning on July 25, 2017. For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, see “ 2007 Stock Incentive Plan ” in Item 12 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March16, 2017 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Walter T. Bristow	153,000	(2)	0
Paul G. Casner	476,400	(3)	1.3%
David W. Jolly	30,000	(4)	0
Patricia A. Kapp	303,000	(2)	0
Thomas C. Lynch	431,400	(3)	1.2%
Thomas J. Meaney	6,045,235	(5)	17.0%
Tom L. Schaffnit	876,400	(3)	2.5%
David Henry Silcock	107,770	(6)	0
All Current Directors and Officers as a Group (eight persons)	8,423,205		23.6%
*Less than 1%

(1)     The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 16, 2017 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 35,424,775 shares of common stock outstanding on March 16, 2017. Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)      Includes 90,000 shares issuable upon exercise of options. Also, includes 25,000 shares of restricted common stock which vest in five equal annual installments commencing July 25, 2017.

(3)     Includes 45,000 shares issuable upon exercise of options. Also includes 24,000 shares of restricted stock which vest in three equal annual installments commencing July 25, 2017.

(4)     Consists of shares of restricted stock which vest in three equal annual installments commencing January 31, 2018.

(5)     Includes 25,000 shares issuable upon exercise of options.

(6)     Includes of 40,000 shares issuable upon exercise of options and 25,000 shares of restricted common stock which vest in five equal annual installments commencing July 25, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2016:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted– average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan Category
Equity compensation plans not approved by security holders	624,000	$0.39	2,050,000
Total	624,000	$0.39	2,050,000

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options. As of the date of this report, we have issued options under the Plan to purchase 624,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Consulting Arrangement. During the years ended December 31, 2016 and 2015, we paid $10,000 and $38,000, respectively, to Paul Casner, the Chairman of our Board of Directors, in consideration of management consulting services

Recapitalization Transaction. In the second and third quarters of 2016, we completed the Recapitalization Transaction pursuant to which all issued and outstanding shares of our preferred stock were exchanged or redeemed and we repurchased 2,084,167 issued and outstanding shares of common stock in exchange for aggregate cash payments of $540,892, and issuance of 5,089,189 shares of common stock. Thomas Meaney, our President, Chief Executive Officer and a Director of the Company, owned 50,000 Convertible Preferred Shares, 649,925 Series B Shares, 5,000 Series C Shares, and 138,000 Series D Shares. Pursuant to the Recapitalization Transaction, we paid $125,000 and issued 2,533,168 shares of common stock to Mr. Meaney in exchange for these shares. The United States Small Business Administration (the “SBA”), a principal stockholder of the Company at the time of the Recapitalization, owned 2,084,167 shares of common stock, 231,961 Series B Shares, and 138,000 Series D Shares. Pursuant to the Recapitalization Transaction, we paid $250,000 to the SBA in exchange for these shares. In light of these interests, our Board of Directors formed a Corporate Administration Committee (the “Committee”) consisting of Tom Schaffnit (Chair), Paul Casner and Thomas Lynch, none of whom had any economic or other interest in the Recapitalization Transaction. The Committee negotiated the terms of the Recapitalization Transaction with the holders of the Series D Shares, the SBA, and Mr. Meaney.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market, we have determined that Thomas C. Lynch, Tom L. Schaffnit and David W. Jolly are independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We engaged BDO USA, LLP for the audit of our financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q. Aggregate fees billed for the foregoing professional services during the years ended December 31, 2016 and 2015 were $56,194 and $54,387, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2016 and 2015.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2016 and 2015.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2016 and 2015.

Audit Committee Pre-Approval Policies and Procedures

All auditing services and non-audit services (other than the de minimis exceptions provided by Exchange Act) provided to us by our independent accountants must be pre-approved by the Audit Committee. Any future Audit-Related Fees and Tax Fees were pre- approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or incorporated by reference as part of this report:

3.1	Certificate of Amendment to The Certificate of Designations of Series B Preferred Stock of Mikros Systems Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2016)

3.2	Certificate of Amendment to Certificate of Designations of Series D Preferred Stock of Mikros Systems Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 17, 2016)

3.3	Certificate of Elimination of the Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock of Mikros Systems Corporation. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2016)

3.4

Restated Certificate of Incorporation of Mikros Systems Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2017)

3.5	By-laws (incorporated by reference to Exhibit 2(II) to the Company's Registration Statement on Form S-18, File No. 2- 67918-NY, as amended, filed with the Securities and Exchange Commission).

10.1	Mikros Systems Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission August 9, 2007).

10.2

Form of Exchange Agreement by and between Mikros Systems Corporation and certain holders of shares of preferred stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on  August 15, 2016).

10.3

Exchange Agreement by and between Mikros Systems Corporation and the United States Small Business Association dated May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 15, 2016).).

14.1	Mikros Systems Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company's Form 10- QSB filed August 11, 2006).

31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Dated: March 31, 2017	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	March 31, 2017
Paul G. Casner, Director

/s/ David W. Jolly	March 31, 2017
David W. Jolly, Director

/s/ Thomas C. Lynch	March 31, 2017
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	March 31, 2017
Thomas J. Meaney, President, Chief
Financial Officer, and Director (Principal
Executive Officer, Principal Financial and
Accounting Officer)

/s/ Tom L. Schaffnit	March 31, 2017
Tom L. Schaffnit, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

MIKROS SYSTEMS CORPORATION

Princeton, New Jersey

We have audited the accompanying balance sheets of Mikros Systems Corporation as of December 31, 2016 and 2015, and the related statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikros Systems Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

   /s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, PA

March 31, 2017

 Mikros Systems Corporation

Balance Sheets

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$858,868	$2,858,655
Receivables on government contracts	1,704,301	431,012
Prepaid expenses and other current assets	55,144	59,205
Total current assets	2,618,313	3,348,872
Property and equipment
Equipment	95,693	95,693
Furniture & fixtures	16,394	16,394
Less: accumulated depreciation	(86,436)	(70,257)
Property and equipment, net	25,651	41,830
Intangible assets	128,916	127,383
Less: accumulated amortization	(32,947)	(11,812)
Intangible assets, net	95,969	115,571
Deferred tax assets	204,991	214,548
Total assets	$2,944,924	$3,720,821
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$460,434	$574,019
Accounts payable and accrued expenses	338,872	377,928
Accrued warranty expense	240,980	359,654
Deferred revenue	7,500	24,000
Total current liabilities	1,047,786	1,335,601
Long-term liabilities	140,377	117,436
Total liabilities	1,188,163	1,453,037

Redeemable series C preferred stock, par value $.01 per share, authorized 150,000 shares, issued and outstanding, 0 and 5,000 shares, respectively	-	80,450

Shareholders' equity:
Preferred stock, series B convertible, par value $.01 per share, authorized 1,200,000 shares, issued and outstanding, 0 and 1,102,433 shares, respectively	-	11,024
Preferred stock, convertible, par value $.01 per share, authorized 2,000,000 shares, issued and outstanding, 0 and 255,000 shares, respectively	-	2,550
Preferred stock, series D, par value $.01 per share, 690,000 shares authorized issued and outstanding, 0 and 690,000 shares respectively	-	6,900
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,424,775 and 32,025,753 shares, respectively	354,249	320,258
Capital in excess of par value	10,061,894	11,631,732
Accumulated deficit	(8,659,382)	(9,785,130)
Total shareholders' equity	1,756,761	2,187,334
Total liabilities and shareholders' equity	$2,944,924	$3,720,821

See Notes to Financial Statements

Mikros Systems Corporation

Statements of Operations and Comprehensive Income

	Year ended December 31,

	2016	2015

Contract Revenues	$5,067,365	$7,360,204

Cost of sales	2,047,002	3,585,127

Gross margin	3,020,363	3,775,077

Expenses:
Engineering	1,632,228	1,551,449
General and administrative	1,213,718	1,425,242

Total expenses	2,845,946	2,976,691

Income from operations	174,417	798,386

Other income:
Interest	4,498	3,098

Net income before income taxes	178,915	801,484

Income tax expense	96,425	339,948

Net income	82,490	461,536

Return from Preferred Stock, net of related fees	1,043,258	-

Net income available to common shareholders	$1,125,748	$461,536

Income per common share - basic	$0.03	$0.01

Basic weighted average number of shares outstanding	33,793,116	32,020,575

Income per common share - diluted	$0.03	$0.01

Diluted weighted average number of shares outstanding	35,616,340	35,607,874

See Notes to Financial Statements

Mikros Systems Corporation

Statements of Shareholders' Equity

	Preferred Stock Series B		Convertible Preferred Stock		Preferred Stock Series D		Common Stock
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		Capital in
	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Excess of Par Value	Accumulated Deficit	Total
Balance at December 31, 2014	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,018,753	$320,188	$11,628,728	$(10,246,666)	$1,722,724
Stock compensation	-	-	-	-	-	-	-	-	2,724	-	2,724
Exercise of non-restricted stock awards	-	-	-	-	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	-	-	-	-	461,536	461,536

Balance at December 31, 2015	1,102,433	11,024	255,000	2,550	690,000	6,900	32,025,753	320,258	11,631,732	(9,785,130)	2,187,334
Extinguishment of Preferred Stock in exchange for cash and Common Stock	(1,102,433)	(11,024)	(255,000)	(2,550)	(690,000)	(6,900)	5,089,189	50,893	(1,445,868)	1,043,258	(372,191)
Purchase of Common Stock	-	-	-	-	-	-	(2,084,167)	(20,842)	(126,609)	-	(147,451)
Common shares issued to employees and directors	-	-	-	-	-	-	387,000	3,870	(3,870)	-	-
Stock compensation	-	-	-	-	-	-	-	-	6,229	-	6,229
Exercise of non-restricted stock awards	-	-	-	-	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	-	-	-	-	82,490	82,490

Balance at December 31, 2016	-	$-	-	$-	-	$-	35,424,775	$354,249	$10,061,894	$(8,659,382)	$1,756,761

See Notes to Financial Statements

Mikros Systems Corporation

Statements of Cash Flows

	Year ended December 31,
	2016	2015

Cash flows from operating activities
Net income	$82,490	$461,536
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	37,314	18,773
Deferred tax expense	9,558	(45,792)
Share-based compensation expense	6,229	2,724
Changes in assets and liabilities:
(Increase) decrease in receivables on government contracts	(1,273,289)	1,144,942
Decrease in prepaid expenses and other current assets	4,061	45,992
(Decrease) increase in accrued payroll and payroll taxes	(113,585)	80,955
(Decrease) in accounts payable and accrued expenses	(39,056)	(310,606)
(Decrease) increase in accrued warranty expense	(118,674)	326,154
(Decrease) increase in deferred revenue	(16,500)	24,000
Increase (Decrease) in long-term liabilities	22,941	(16,334)
Net cash (used in) provided by operating activities	(1,398,511)	1,732,344
Cash flows from investing activities:
Payments related to intangible assets	(1,534)	-
Purchase of property and equipment	-	(35,673)
Net cash used in investing activities:	(1,534)	(35,673)
Cash flows from financing activities:
Payments to preferred shareholders in conjunction with a recapitalization	(393,441)	-
Payments to acquire and retire Common Stock	(147,451)	-
Professional fees paid in conjunction with recapitalization	(59,200)	-
Exercise of stock options	350	350
Net cash used in financing activities:	(599,742)	350
Net decrease in cash and cash equivalents	(1,999,787)	1,697,021
Cash and cash equivalents, beginning of year	2,858,655	1,161,634
Cash and cash equivalents, end of year	$858,868	$2,858,655
Supplement cash flow information:
Cash paid during the year for income taxes	$109,500	$397,900

Noncash investing and financing activities:
Issuance of common stock in exchange for preferred stock	$593,069
Estimated consideration to be paid in connection with purchase of intangible asset		$126,000

See Notes to Financial Statements

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 1 – The Company

Mikros Systems Corporation (the “Company”) designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution and utility systems, and Federal Aviation Administration (“FAA”) systems.

Over the past decade, the Company’s principal customer has been the U.S. Department of Defense (DOD), primarily the U.S. Navy. The Company provides the following two key systems to the Navy for maintenance of radars and combat systems:

●

ADEPT®, the Adaptive Diagnostic Electronic Portable Testset, is a PC-based maintenance automation workstation used to maintain the Navy’s premier AN/SPY-1 phased array radar on cruisers and destroyers; and

●	ADSSS, the ADEPT Distance Support Sensor Suite, is a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

In 2015, the Company expanded its business by acquiring certain software and related assets which comprise the Company’s Prognostics Framework® (PF) and Diagnostic Profiler® (DP) products these offerings analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. These products provide software capabilities which complement the Company’s maintenance hardware products (ADEPT and ADSSS), and allow it to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that the Company has a complete hardware/software solution for advanced maintenance, it is expanding into commercial and industrial markets.

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

Concentrations of credit risk

Substantially all of the Company’s revenue is derived from Small Business Innovation Research (“SBIR”) and Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contracts for the federal government. Approximately 98% and 100% of revenues in 2016 and 2015, respectively, were realized in connection with task orders issued under the IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and to provide research, development, and program management and implementation of improvements to these units. Although the Company’s operations are not subject to any particular government approval or regulations, the Company is dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which the Company competes.

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

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Receivables on government contracts are stated at outstanding balances, less an allowance for doubtful accounts, if necessary. The allowance for doubtful accounts is established through provisions charged against operations. Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2016 and 2015.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3-7 years. Depreciation expense amounted to $16,179 and $8,134 for the years ended December 31, 2016 and 2015, respectively, and is included in engineering expense.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2016 or 2015.

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

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company establishes VSOE of fair value for the majority of the PCS, professional services, and training. However, given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract. In accordance with Accounting Standards Codification Topic 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses and maintenance for the year ended December 31, 2016 and 2015 were $84,001 and $24,000, respectively. At December 31, 2016 and 2015, deferred revenues amounted to $7,500 and $24,000, respectively.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2016 and 2015, the Company had unbilled revenues of $235,421 and $60,857, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of December 31, 2016 and 2015, there were $0 and $125,157, respectively, of advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during the 12 month period following delivery and acceptance of production units by the government. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company had a net warranty expense (recovery), which is a component of the Company’s cost of sales of $(84,501) and $400,500 for the years ended December 31, 2016 and 2015, respectively. Since the inception of the IDIQ contract awarded to the Company in March 2010, the Company has delivered 189 ADEPT units. As of December 31, 2016, there are 52 ADEPT units that remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity for:

	Year ended December 31,
	2016	2015
Balance, beginning of the year	$359,654	$33,500
Provision for product warranty	1,800	434,000
Product warranty expirations	(86,301)	(33,500)
Product warranty costs paid	(34,173)	(74,346)
Balance, end of the year	$240,980	$359,654

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Year ended December 31,
	2016	2015

Salaries	$70,493	$68,018
Other costs	24,252	-
	$94,745	$68,018

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

Licenses are amortized using a straight-line method over their estimated life of six years. For the years ended December 31, 2016 and 2015, amortization expense amounted to $21,000 and $10,500, respectively, and is included in general and administrative expenses on the Statements of Operations and Comprehensive Income. Amortization expense for 2017 through 2020 will be $21,000 and for 2021 will be $10,500.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The Company has developed and continues to develop intellectual property (technology and data) under SBIR and other contracts. The request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is a registered trademark of the Company. Under SBIR data rights, the Company is protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract. Trade names and trademarks with finite lives are amortized using the straight-line method over their estimated useful lives. For each of the years ended December 31, 2016 and 2015, amortization expense amounted to $136 and $138, respectively, which related to the cost of the patents and trademarks and is included in engineering expenses on the Statements of Operations and Comprehensive Income.

Share-based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There were no stock options issued for the years ended December 31, 2016 and 2015. During, July 2016, the Company granted 387,000 restricted stock awards. The fair value of the restricted stock awards which amounted to $46,440 was determined on the date of grant using the Company’s closing stock price of $0.12. The fair value of the restricted stock awards will be amortized over the vesting period of three to five years utilizing the straight-line method.

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

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified. Therefore, as of December 31, 2016 and 2015, there were no tax contingencies or unrecognized tax positions recorded.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties, such penalties will be included as an operating expense.

Earnings (loss) per share

Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method for options and if-converted method for convertible preferred securities. Potentially dilutive securities include employee stock options, Series B Preferred Stock, and Convertible Preferred Stock (see “Note 3. Recapitalization and Shareholders’ Equity" below).

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Shares of the Company's Convertible Preferred Stock are considered participating securities since they contain a non-forfeitable right to dividends and distributions with common shareholders. ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the Company's stock options are not considered to be participating securities. Dividends on common stock were not declared in 2016 or 2015.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” updating the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue and by reducing the number of standards to which an entity has to refer. The updated accounting guidance is effective for us as of January 1, 2018. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The Company is in the initial stages of evaluating the effect of adoption of ASU 2014-09 on its financial statements and continues to evaluate the available transition methods. The Company has begun assessing the standard as it will pertain to its contracts, which includes performing a detailed review of its existing key contracts and comparing historical accounting policies and practices to the new standard. The Company will continue its evaluation of the standards update through the date of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption did not have a material effect on our financial position or disclosures in the footnotes to our financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the Balance Sheet. On December 31, 2015, we adopted ASU 2015-17 and changed the method of classifying Deferred Tax Assets and Liabilities using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on our financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. While the Company is currently evaluating the effect ASU 2016-02 will have on the financial statements and disclosures, the adoption of this ASU will result in an increase to the Company’s stated assets and liabilities.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU No. 2016-09”). This update is part of the FASB’s Simplification Initiative, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company will adopt ASU 2016-09 in the first quarter of 2017. We do not expect a material impact on our financial statements from the adoption of this guidance.

Note 3 – Stockholders’ Equity

The provisions of each series of preferred stock issued and outstanding in 2015 and 2016 are described below: All outstanding shares of preferred stock were repurchased or redeemed in the second and third quarters of 2016.

Redeemable Series C Preferred Stock

The Redeemable Series C Preferred Stock is not convertible into any other class of the Company’s stock and is subject to redemption at the Company’s option at any time if certain events occur, such as capital reorganizations, consolidations, mergers, or sale of all or substantially all of the Company’s assets. Each share is entitled to cast one vote on all matters to be voted on by the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, each holder of Redeemable Series C Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any other class of stock of the Company, an amount in cash equal to the redemption price for each share of Redeemable Series C Preferred Stock held by such holder, and the holders of Redeemable Series C Preferred Stock will not be entitled to any further payment. The redemption price is $16.09 per share. The Redeemable Series C Preferred Stock is subject to redemption under certain “deemed liquidation” events, as defined, and as such, the convertible preferred stock is considered contingently redeemable for accounting purposes. Accordingly, the redeemable Series C Stock was recorded within temporary equity in the Company’s financial statements as of December 31, 2015.

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

Notes to Financial Statements

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

Recapitalization

During 2016, the Company executed a series of Exchange Agreements with the holders of a majority of its outstanding shares of preferred stock. Under the terms of these agreements and the redemption, each series of preferred stock was exchanged or redeemed for a combination of cash and shares of common stock, for the amounts set forth in the table below:

Series of Preferred Stock	Amount of Cash per Share	Number of Shares of Common Stock Per Share
Convertible Preferred Shares	$0.165	1.95
Series B Shares	$0.0825	2.43
Series C Shares	$2.708	31.27
Series D Shares	$0.36232	5.072464

The Company entered into a separate exchange agreement (the “SBA Exchange Agreement”) with the United States Small Business Administration (“SBA”), pursuant to which it agreed to pay $250,000 to the SBA in exchange for all shares of preferred stock, all 2,084,167 shares of common stock then owned by the SBA, and the 1,658,540 shares of common stock which would have been issuable to the SBA if it had participated in the Exchange Agreements on the same terms as the other holders of the Company’s preferred stock. In the second and third quarters of 2016, the Company conducted closings under the Exchange Agreements and the SBA Exchange Agreement and completed the redemption of the remaining issued and outstanding preferred shares, pursuant to which it issued an aggregate of 5,089,189 shares of common stock and made aggregate cash payments of $540,892. The Company recorded the difference between the fair value of the Company’s common stock and the cash paid to the holders of the preferred stock and the carrying amount of the preferred stock (net of issuance costs of $59,200) which amounted to $1,043,258 accumulated deficit since it represents a return from the preferred shareholders. The Company accounted for the purchase and subsequent retirement of the common stock from the SBA as the purchase of treasury stock and this was recorded based on the amount paid to repurchase its shares.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 4 – Income Taxes

The income tax provision is comprised of the following for the years ended December 31:

	Year ended December 31,
	2016	2015
Current
State	$19,801	$64,809
Federal	67,066	320,931
	86,867	385,740
Deferred
State	1,560	(19,340)
Federal	7,998	(26,452)
	9,558	(45,792)

Income tax expense	$96,425	$339,948

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year ended December 31,
	2016	2015
Federal statutory rate	34.0%	34.0%
State taxes	7.8	3.3
Nondeductible lobbying expenses	7.4	3.6
Other Nondeductible/Nontaxable Items 1.5 2.4	7.0	1.5
Other,net	(2.3)	-
Effective tax rate	53.9%	42.4%

The Company had $112,871 of state net operating loss carry forwards at December 31, 2016 which will begin to expire in 2033. The Company’s valuation allowance associated with the related deferred tax assets was $7,442 at December 31, 2016.

Deferred tax assets consist of the following as of December 31:

	December 31,
	2016	2015
Intangible assets	$28,279	8,745
Accrued warranty expense	91,828	137,050
Accrued payroll	28,282	16,892
Share-based compensation	54,663	63,846
State net operation loss carryforward	7,442	7,455
Other,net	1,939	(11,985)
Valuation allowance	(7,442)	(7,455)
	$204,991	$214,548

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers both positive and negative evidence in making this assessment, including the future reversal of existing temporary taxable differences, projected future taxable income, any recent expiration of unused net operating losses and tax planning strategies. In 2016 and 2015, the Company determined that its ability to realize the deferred tax asset associated with its state net operating losses does not meet the more likely than not standard. As a result, the Company established a valuation allowance against this deferred tax asset.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The Company continues to analyze its income tax positions and no significant income tax uncertainties were identified in 2016 and 2015. Therefore, the Company recognized no tax contingencies or unrecognized tax positions for the years ended December 31, 2016 and 2015. The Company is not currently under examination by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2013 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2011.

Note 5 – Share-Based Compensation

2007 Stock Incentive Option Plan

In October 2007, March 2008 and July 2009, the Company issued options to purchase 420,000, 10,000 and 345,000 shares, respectively, of the Company’s common stock under the Company’s 2007 Stock Incentive Plan. The options vested over a five year period and are exercisable at $0.20 to $0.62 per share, the last sales price of the Company’s common stock as reported on the OTCQB on the date of grant. There were no options granted in 2016 or 2015. A summary of the status of the Company’s 2007 Stock Incentive Plan as of December 31, 2016 and 2015 is presented below.

	December 31, 2016
		Weighted	Weighted
	Options	Exercise Price	Life (in years)
Options outstanding - January 1, 2016	631,000	$0.38	2.69
Granted	-
Exercised	(7,000)	0.05
Forfeited/Cancelled	-
Options outstanding - December 31, 2016	624,000	$0.39	1.64
Options exercisable - December 31, 2016	610,000	$0.39	1.55

	December 31, 2015
		Weighted	Weighted
	Options	Exercise Price	Life (in years)
Options outstanding - January 1, 2015	638,000	$0.38	3.75
Granted
Exercised	(7,000)	0.05
Forfeited/Cancelled
Options outstanding - December 31, 2015	631,000	$0.38	2.69
Options exercisable - December 31, 2015	610,000	$0.39	2.56

The aggregate intrinsic value of options outstanding at December 31, 2016 and 2015 under the 2007 Stock Incentive Plan was $2,100 and $1,680, respectively.The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2016 and 2015. The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes Merton option pricing model.

There were a total of 14,000 and 21,000 unvested options at December 31, 2016 and 2015 respectively. The total fair value of vested options as of December 31, 2016 and 2015 was approximately $122,000 and $14,000, respectively. For the years ended December 31, 2016 and 2015, the Company recognized share-based compensation expense of $139 and $150, respectively. As of December 31, 2016 and 2015, there was approximately $144 and $272, respectively, of unamortized stock option compensation expense.

Restricted Stock

At December 31, 2016 and 2015, there were 387,000 and 44,000 restricted stock awards outstanding, respectively. The Company recognized stock-based compensation expense for restricted stock of $6,099 and $2,574 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there were 387,000 shares of restricted stock unvested and $42,090 of unrecognized share-based compensation expense that will be recognized in future periods.

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

The Company’s calculation of earnings per share is as follows:

	Year ended December 31,
	2016	2015
Basic earnings per common share:
Net income	82,490	461,536
Return from Preferred Stock, net of related fees	1,043,258	-
	1,125,748	461,536
Portion allocable to common shareholders	99.7%	99.2%
Net income available to common shareholders	1,122,371	457,844

Weighted average basic shares outstanding	33,793,116	32,020,575
Basic (loss) income per common share	$0.03	$0.01

Dilutive earnings per common share:
Net income allocable to common shareholders	1,122,371	457,844
Add: undistributed earnings allocated to participating securities	3,377	3,692
Numerator for diluted earnings per common share	1,125,748	461,536

Weighted average shares outstanding - basic	33,793,116	32,020,575
Diluted effect:
Stock options	14,000	21,000
Unvested restricted stock units	5,500	4,000
Conversion equivalent of dilutive Series B Convertible Preferred Stock	1,687,053	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	116,671	255,000
Weighted average dilutive shares outstanding	35,616,340	35,607,874
Dilutive income per common share	$0.03	$0.01

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Year ended December 31,
	2016	2015
Numerator:
Weighted average participating common shares	33,793,116	32,020,575
Denominator:
Weighted average participating common shares	33,793,116	32,020,575
Add: Weighted average shares of Convertible Preferred Stock	116,671	255,000
Weighted average participating shares	33,909,787	32,275,575
Portion allocable to common shareholders	99.7%	99.2%

Diluted earnings per share for the years ended December 31, 2016 and 2015 do not reflect the following potential common shares, as the effect would be antidilutive.

	Year ended December 31,
	2016	2015

Stock options	610,000	610,000

Unvested restricted stock units	387,000	-

Note 7 - Commitments

The Company’s principal executive offices are located in Princeton, New Jersey. Monthly rent is $75.

The engineering research, design and development facility is located in Fort Washington, Pennsylvania where the Company leases general office space under a lease agreement that continues through September 2022. Rent is being expensed on a straight-line basis over the term of the lease. Future lease payment consist of the following for the years ended December 31:

2017	$104,877
2018	135,977
2019	138,977
2020	141,976
2021	144,976
Thereafter	110,857
$777,640

The Company also leases a facility in Largo, Florida which supports production of the ADEPT product line and quality assurance, field support, and life cycle management. In October 2016, the Company entered into a lease for a period of one year at a monthly rent of $2,475.

The Company maintains a marketing office in Washington, D.C. under a month to month lease.

Total rent expense during 2016 and 2015 was $132,995 and $123,776, respectively.

Note 8 – Related Party Transactions

Paul Casner, the Chairman of the Company’s Board of Directors, also served as the executive chairman and CEO of Atair Aerospace Inc. in 2015. During 2015, Atair provided subcontracting services to the Company amounting to $18,453. For the year ended December 31, 2016 and 2015, the Company paid $10,000 and $38,000, respectively, to Mr. Casner in consideration of management consulting services.

Thomas Meaney, the Company’s President, Chief Executive Officer and a Director, owned 50,000 Convertible Preferred Shares, 649,925 Series B Shares, 5,000 Series C Shares, and 138,000 Series D Shares prior to the Recapitalization described in Note 3 above. In exchange for these shares, the Company paid $125,000 and issued 2,533,168 shares of common stock to Mr. Meaney.