Form 10-Q
period 2017-03-31
MIKROS SYSTEMS CORP
filed 2017-05-15
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,494,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 11, 2017.

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$1,351,485	$858,868
Receivables on government contracts	1,146,026	1,704,301
Prepaid expenses and other current assets	52,635	55,144
Total current assets	2,550,146	2,618,313
Property and equipment
Equipment	103,253	95,693
Furniture & fixtures	16,394	16,394
Less: accumulated depreciation	(90,725)	(86,436)
Property and equipment, net	28,922	25,651
Intangible assets	129,704	128,916
Less: accumulated amortization	(38,236)	(32,947)
Intangible assets, net	91,468	95,969
Deferred tax assets	169,822	204,991
Total assets	$2,840,358	$2,944,924
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$387,093	$460,434
Accounts payable and accrued expenses	362,114	338,872
Accrued warranty expense	98,090	240,980
Deferred revenue	-	7,500
Total current liabilities	847,297	1,047,786
Long-term liabilities	140,004	140,377
Total liabilities	987,301	1,188,163

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,476,775 and 35,424,775 shares, respectively	354,769	354,249
Capital in excess of par value	10,067,363	10,061,894
Accumulated deficit	(8,569,075)	(8,659,382)
Total shareholders' equity	1,853,057	1,756,761
Total liabilities and shareholders' equity	$2,840,358	$2,944,924

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended,
	March 31,
	2017	2016

Contract Revenues	$1,754,973	$987,929

Cost of sales	651,536	324,328

Gross margin	1,103,437	663,601

Expenses:
Engineering	517,180	323,913
General and administrative	408,903	336,148

Total expenses	926,083	660,061

Income from operations	177,354	3,540

Other income:
Interest	728	1,449

Net income before income taxes	178,082	4,989

Income tax expense	87,775	3,143

Net income available to common shareholders	$90,307	$1,846

Income per common share - basic	$-	$-

Basic weighted average number of shares outstanding	35,430,119	32,030,138

Income per common share - diluted	$-	$-

Diluted weighted average number of shares outstanding	35,643,392	35,608,255

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Shareholders' Equity

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in
	Number of shares	Par Value	Number of shares	Par Value	Excess of Par Value	Accumulated Deficit	Total
Balance at January 1, 2017	-	$-	35,424,775	$354,249	$10,061,894	$(8,659,382)	$1,756,761
Stock compensation	-	-	-	-	2,639	-	2,639
Exercise of non-restricted stock awards	-	-	22,000	220	3,130	-	3,350
Common shares issued to director	-	-	30,000	300	(300)		-
Net income	-	-	-	-	-	90,307	90,307

Balance at March 31, 2017	-	$-	35,476,775	$354,769	$10,067,363	$(8,569,075)	$1,853,057

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net income	$90,307	$1,846
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization	9,578	9,456
Deferred tax expense	35,169	1,381
Share-based compensation expense	2,639	636
Changes in assets and liabilities:
Decrease in receivables on government contracts	558,275	25,130
Decrease (increase) in prepaid expenses and other current assets	2,509	(30,250)
(Decrease) in accrued payroll and payroll taxes	(73,341)	(338,358)
Increase (Decrease) in accounts payable and accrued expenses	23,242	(252,051)
(Decrease) in accrued warranty expense	(142,890)	(28,284)
(Decrease) increase in deferred revenue	(7,500)	2,250
(Decrease) in long-term liabilities	(373)	(1,336)
Net cash provided by (used in) operating activities	497,615	(609,580)
Cash flows from investing activities:
Payments related to intangible assets	(788)	-
Purchase of property and equipment	(7,560)	-
Net cash used in investing activities:	(8,348)	-
Cash flows from financing activities:
Proceeds from exercise of stock options	3,350	350
Net cash provided by financing activities:	3,350	350
Net increase (decrease) in cash and cash equivalents	492,617	(609,230)
Cash and cash equivalents, beginning of period	858,868	2,858,655
Cash and cash equivalents, end of period	$1,351,485	$2,249,425
Supplement cash flow information:
Cash paid during the period for income taxes	$-	$44,500

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016, changes in stockholders’ equity from January 1, 2017 to March 31, 2017 and cash flows for the three months ended March 31, 2017 and 2016.

Note 2 – Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements, from those disclosed in the Company’s 2016 Annual Report on Form 10-K.

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

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company has established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract.  In accordance with Accounting Standards Codification Topic 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses and maintenance for the three months ended March 31, 2017 and 2016 were $7,500 and $27,750, respectively. At March 31, 2017 and December 31, 2016, deferred revenues amounted to $0 and $7,500, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of March 31, 2017 and December 31, 2016, the Company had unbilled revenues of $218,261 and $235,421, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of March 31, 2017 and December 31, 2016, there were no advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended March 31, 2017 and 2016, the Company recognized a net warranty (recovery) expense, which is a component of the Company’s cost of sales of $(141,300) and $(20,801), respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 189 ADEPT units. As of March 31, 2017, there are 26 ADEPT units that remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Beginning balance	$240,980	$359,654
Provision for product warranty	-	1,800
Product warranty expirations	(141,300)	(86,301)
Product warranty costs paid	(1,590)	(34,173)
Ending balance	$98,090	$240,980

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three months ended March 31,
	2017	2016

Salaries	$39,606	$19,552
Other costs	2,189	1,345
	$41,795	$20,897

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

Licenses are amortized using a straight-line method over their estimated life of six years. For the three months ended March 31, 2017 and 2016, amortization expense related to the Company’s license amounted to $5,250 and $5,250, respectively, and are included in general and administrative expenses on the Condensed Statements of Operations and Comprehensive Income.

Note 4 – Income Per Share

Net income per common share information is as follows:

	Three Months Ended,
	March 31,
	2017	2016
Basic earnings per common share:
Net (loss) income allocable to common shareholders	90,307	1,846
Portion allocable to common shareholders	100.0%	99.2%
Net income allocable to common shareholders	90,307	1,831

Weighted average basic shares outstanding	35,430,119	32,030,138

Basic (loss) income per common share	$-	$-

Dilutive earnings per common share:
Net (loss) income allocable to common shareholders	90,307	1,831
Add: undistributed earnings allocated to participating securities	-	15
Numerator for diluted earnings per common share	90,307	1,846

Weighted average shares outstanding - basic	35,430,119	32,030,138
Diluted effect:
Stock options	71,523	14,000
Unvested restricted stock	141,750	1,818
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	3,307,299
Conversion equivalent of dilutive Convertible Preferred Stock	-	255,000
Weighted average dilutive shares outstanding	35,643,392	35,608,255

Dilutive (loss) income per common share	$-	$-

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method in 2016

	Three Months Ended,
	March 31,
	2017	2016
Numerator:
Weighted average participating common shares	35,430,119	32,030,138
Denominator:
Weighted average participating common shares	35,430,119	32,030,138
Add: Weighted average shares of Convertible Preferred Stock	-	255,000
Weighted average participating shares	35,430,119	32,285,138

Portion allocable to common shareholders	100.0%	99.2%

Diluted net income per share for the three and nine months ended March 31, 2017 and 2016 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three Months Ended,
	March 31,
	2016	2015

Stock options	335,000	610,000

Unvested restricted stock	30,000	-

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $35,169 and $1,381 during the three months ended March 31, 2017 and 2016, respectively. The change in deferred tax assets is attributable to the reversal of various book/tax differences.

At March 31, 2017, the Company estimated its annual effective tax rate for 2017 to be 49.3%. The Company recognized a tax expense of $87,775 for the three months ended March 31, 2017 primarily due to expected net income for the remainder of 2017. At March 31, 2017, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

Note 6 – Stock-Based Compensation

On January 30, 2017, the Company issued 30,000 shares of restricted stock with a fair value of $0.37 per share. As of March 31, 2017, there was $11,100 of unrecognized stock-based compensation expense related to the restricted stock issued in January 2017 which will be recognized in future periods. During the three months ended March 31, 2017, 22,000 options were exercised for proceeds amounting to $3,350. The intrinsic value of the options as of March 31, 2017 is $40,530.

The Company recognized stock-based compensation expense for restricted stock of $2,639 and $636 for the three months ended March 31, 2017 and 2016, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward- looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development; delays in the development of products; our ability to adequately integrate our new software offerings into our business model, our ability to develop and market solutions for commercial customers, numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature; statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Government Contracts

On March 18, 2010, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center related to our ADEPT product. The contract provided for the purchase and sale of up to $26 million of ADEPT units and related engineering and logistics support. The initial term of the contract was five years, but the period of performance was extended through February 13, 2017, to conclude some development programs.

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

In February 2017, we were awarded a follow-on multi-year Small Business Innovation Research (SBIR) Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other logistics services. The first delivery order for $1.1 million was also awarded in February 2017 to build eleven ADEPT systems for continuing fleet support on all Aegis cruisers and destroyers.

In March 2017, we were awarded the second and third delivery orders for engineering services in the amount of $11.5 million which will be funded incrementally, and facilitate the engineering and technical support for the ADEPT program during the next three years. The third delivery order contract for $0.6 million is to provide logistic services, such as calibration, repair, evaluations and screenings of ADEPT units to be performed in our Manufacturing and Depot Center in Largo, Florida.

In April 2017, we received contract awards totaling $2.0 million from the U.S. Navy to extend the capabilities of the ADSSS Condition-Based Maintenance (CBM) system to support a fourth Navy radar system, the MK 99. The Small Business Innovation Research (SBIR) office in Dahlgren, VA provided $0.5 million of the total funding to support this effort. Along with those awards, we received the fourth delivery order for $0.1 million under the existing ADEPT IDIQ contract, to provide training of the ADEPT maintenance automation workstation to sailors in the fleet.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the federal government, our key performance indicator is the dollar volume of contracts and delivery orders awarded to us under our IDIQ contracts. Increases in the number and value of contracts awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such awards, increased profits in future periods. The timing of such awards is uncertain as we sell to federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the majority of our revenue for the three months ended March 31, 2017, and expected revenue for the next nine months of 2017, is or will be from sales of ADEPT units and ADSSS systems under our IDIQ contracts, continued generation of delivery orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

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

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. We plan to provide “condition-based maintenance” systems for applications such as FAA radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, cooling and environmental systems, and other “complex distributed systems” to commercial customers. Customers for these systems, include major multinational corporations. We have received several repeat orders from these customers and continue to support their applications.

In 2017, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple delivery orders under our two IDIQ contracts, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our manufacturing and depot center in Largo, Florida.

Over the longer term, we intend to further develop advanced maintenance technologies and implement these technologies in products for deployment in defense applications and to expand into additional commercial applications. We believe that many of our core capabilities, remote monitoring, rugged systems, predictive maintenance and communications expertise, are applicable to other industries that work with complex distributed systems, such as utilities, communications and transportation systems, and building maintenance. We are currently in discussions with certain industry participants regarding this initiative.

During the past two fiscal years, the combination of spending caps, discretionary spending cuts, sequestration and further proposed reductions in defense spending has caused, and may in the future continue to cause, delays in funding certain projects. This may negatively impact our revenues and profits.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of March 31, 2017, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended March 31, 2017 and 2016

We generated revenues of $1,754,973 during the three months ended March 31, 2017 compared to $987,929 during the three months ended March 31, 2016, an increase of $767,044, or 78%. The increase was primarily due to a production order for 11 ADEPT units in February 2017 and the receipt of six additional contracts for engineering services, support and repairs and calibration services amounting to $584,537.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended March 31, 2017 was $651,536 compared to $324,328 for the three months ended March 31, 2016, an increase of $327,208 or 101%. The increase was primarily due to the receipt of a production order for 11 ADEPT units in February 2017 in addition to the receipt of six additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales increased to 37% of revenues for the three months ended March 31, 2017 as compared to 33% of revenues for the three months ended March 31, 2016. The increase was primarily due to the change of the mix of costs incurred in 2017 specifically, increases in direct labor, material and subcontract costs related to engineering service contracts awarded in the first quarter of 2017 which were offset by the expiration of warranty reserves.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended March 31, 2017 were $517,180 compared to $323,913 for the three months ended March 31, 2016, an increase of $193,267, or 60%. The increase was due to significant increases in fringe benefits and engineering salaries due to the hiring of six additional employees, recruiting costs, and incentive compensation.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us). General and administrative costs for the three months ended March 31, 2017 were $408,903 compared to $336,148 for the three months ended March 31, 2016, an increase of $72,755, or 22%. The increase was due primarily to increases in Independent Research & Development (IR&D) salaries, incentive compensation, and professional fees.

At March 31, 2017, we estimated our annual effective tax rate for 2017 to be 49%. We recognized a tax expense of $87,775 for the three months ended March 31, 2017 primarily due to expected net income for the remainder of 2017. At March 31, 2017, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2017, net cash provided by operations was $497,615 compared to net cash used in operations of $609,580 during the three months ended March 31, 2016. The increase was primarily due to an increase in net income of $88,461 and the timing of receipts and payments related to our operating assets and liabilities.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of March 31, 2017, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2017, we issued 22,000 shares of common stock to certain employees and consultants upon exercise of options in consideration of cash payment of $3,350. The forgoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-k , filed with the SEC on February 3, 2017)

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

MIKROS SYSTEMS CORPORATION

May 15, 2017	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer