Form 10-Q
period 2017-06-30
MIKROS SYSTEMS CORP
filed 2017-08-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,551,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 14, 2017.

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$992,460	$858,868
Receivables on government contracts	1,533,784	1,704,301
Prepaid expenses and other current assets	77,104	55,144
Total current assets	2,603,348	2,618,313
Property and equipment
Equipment	113,478	95,693
Leasehold improvements	21,306	-
Furniture & fixtures	37,557	16,394
Less: accumulated depreciation	(93,501)	(86,436)
Property and equipment, net	78,840	25,651
Intangible assets	133,625	128,916
Less: accumulated amortization	(43,524)	(32,947)
Intangible assets, net	90,101	95,969
Deferred tax assets	141,832	204,991
Total assets	$2,914,121	$2,944,924
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$516,856	$460,434
Accounts payable and accrued expenses	292,068	338,872
Accrued warranty expense	-	240,980
Deferred revenue	25,000	7,500
Total current liabilities	833,924	1,047,786
Long-term liabilities	139,343	140,377
Total liabilities	973,267	1,188,163

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,546,775 and 35,424,775 shares, respectively	355,469	354,249
Capital in excess of par value	10,078,235	10,061,894
Accumulated deficit	(8,492,850)	(8,659,382)
Total shareholders' equity	1,940,854	1,756,761
Total liabilities and shareholders' equity	$2,914,121	$2,944,924

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Contract Revenues	$1,740,863	$978,372	$3,495,836	$1,966,301

Cost of sales	621,582	349,526	1,273,118	673,854

Gross margin	1,119,281	628,846	2,222,718	1,292,447

Expenses:
Engineering	539,412	312,849	1,056,592	636,762
General and administrative	430,384	296,754	839,287	632,902

Total expenses	969,796	609,603	1,895,879	1,269,664

Income from operations	149,485	19,243	326,839	22,783

Other income:
Interest	724	1,256	1,453	2,705

Net income before income taxes	150,209	20,499	328,292	25,488

Income tax expense	73,985	12,512	161,760	15,655

Net income	76,224	7,987	166,532	9,833

Discount upon exchange of Preferred Stock, net of related fees	-	1,103,597	-	1,103,597

Net income available to common shareholders	$76,224	$1,111,584	$166,532	$1,113,430

Income per common share - basic	$-	$0.03	$-	$0.03

Basic weighted average number of shares outstanding	35,528,094	32,419,016	35,091,624	32,224,577

Income per common share - diluted	$-	$0.03	$-	$0.03

Diluted weighted average number of shares outstanding	35,845,082	35,506,914	35,367,136	35,554,403

 See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Shareholders' Equity

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2017	-	$-	35,424,775	$354,249	$10,061,894	$(8,659,382)	$1,756,761
Stock compensation	-	-	-	-	6,211	-	6,211
Exercise of non-restricted stock awards	-	-	62,000	620	10,730	-	11,350
Restricted common shares issued	-	-	60,000	600	(600)		-
Net income	-	-	-	-	-	166,532	166,532

Balance at June 30, 2017	-	$-	35,546,775	$355,469	$10,078,235	$(8,492,850)	$1,940,854

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2017	2016

Cash flows from operating activities
Net income	$166,532	$9,833
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:

Depreciation and amortization	19,423	18,788
Deferred tax expense	63,159	(7,637)
Share-based compensation expense	6,211	1,250
Changes in assets and liabilities:
Decrease (increase) in receivables on government contracts	170,517	(33,617)
Iincrease in prepaid expenses and other current assets	(21,960)	(39,680)
Increase (decrease) in accrued payroll and payroll taxes	56,422	(325,911)
(Decrease) in accounts payable and accrued expenses	(46,804)	(271,943)
(Decrease) in accrued warranty expense	(240,980)	(35,079)
Increase in deferred revenue	17,500	6,000
(Decrease) increase in long-term liabilities	(1,034)	10,879
Net cash provided by (used in) operating activities	188,986	(667,117)
Cash flows from investing activities:
Payments related to intangible assets	(4,709)	(1,333)
Purchase of property and equipment	(62,035)	-
Net cash used in investing activities:	(66,744)	(1,333)
Cash flows from financing activities:
Exercise of stock options	11,350	350
Payments to preferred shareholders in conjunction with a recapitalization	-	(362,213)
Payments to acquire and retire Common Stock	-	(147,451)
Professional fees paid in conjunction with recapitalization	-	(46,090)
Net cash provided by (used in) financing activities:	11,350	(555,404)
Net increase (decrease) in cash and cash equivalents	133,592	(1,223,854)
Cash and cash equivalents, beginning of period	858,868	2,858,655
Cash and cash equivalents, end of period	$992,460	$1,634,801
Supplement cash flow information:
Cash paid during the period for income taxes	$45,000	$44,500

Noncash investing and financing activities:
Issuance of common stock in in exchange for preferred stock		$442,750
Recognition of an extinguishment liability in exchange for preferred stock		$33,941

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016, changes in stockholders’ equity from January 1, 2017 to June 30, 2017and cash flows for the six months ended June 30, 2017 and 2016.

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

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company has established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract.  In accordance with Accounting Standards Codification Topic 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses and maintenance for the three and six months ended June 30, 2017 and 2016 were $5,000 and $33,751 and $12,500 and $61,501, respectively. At June 30, 2017 and December 31, 2016, deferred revenues amounted to $25,000 and $7,500, respectively.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of June 30, 2017 and December 31, 2016, the Company had unbilled revenues of $103,136 and $235,421, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of June 30, 2017 and December 31, 2016, there were no advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended June 30, 2017 and 2016, the Company recognized a warranty benefit of $97,560 and $0, respectively, and for the six months ended June 30, 2017 and 2016, the Company recognized a warranty benefit of $238,967 and $20,801, respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 189 ADEPT units. As of June 30, 2017, no ADEPT units remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity for:

	June 30, 2017	December 31, 2016
Balance, beginning of the year	$240,980	$359,654
Provision for product warranty	-	1,800
Product warranty expirations	(238,967)	(86,301)
Product warranty costs paid	(2,013)	(34,173)
Balance, end of the period	$-	$240,980

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Salaries	$51,473	$17,452	$91,079	$37,004
Other costs	25,263	6,907	27,452	8,252
	$76,736	$24,359	$118,531	$45,256

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

Licenses are amortized using a straight-line method over their estimated life of six years. For the three and six months ended June 30, 2017 and 2016, amortization expense related to the Company’s license amounted to $5,250 and $5,250 and $10,500 and $10,500, respectively, and are included in general and administrative expenses on the Statements of Operations and Comprehensive Income.

Note 4 – Income Per Share

Net income per common share information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per common share:
Net income	$76,224	$7,987	$166,532	$9,833
Discount upon exchange of Preferred Stock, net of related fees	-	1,103,597	-	1,103,597
	76,224	1,111,584	166,532	1,113,430
Portion allocable to common shareholders	100.0%	99.3%	100.0%	99.3%
Net income available to common shareholders	$76,224	$1,103,803	$166,532	$1,105,636

Weighted average basic shares outstanding	35,528,094	32,419,016	35,091,624	32,224,577
Basic (loss) income per common share	$-	$0.03	$-	$0.03

Dilutive earnings per common share:
Net income allocable to common shareholders	$76,224	$1,103,803	$166,532	$1,105,636
Add: undistributed earnings allocated to participating securities	-	7,781	-	7,794
Numerator for diluted earnings per common share	76,224	1,111,584	166,532	1,113,430

Weighted average shares outstanding - basic	35,528,094	32,419,016	35,091,624	32,224,577
Diluted effect:
Stock options	88,380	7,636	74,317	7,636
Unvested restricted stock units	228,608	1,818	201,195	1,818
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	2,865,477	-	3,086,388
Conversion equivalent of dilutive Convertible Preferred Stock	-	212,967	-	233,984
Weighted average dilutive shares outstanding	35,845,082	35,506,914	35,367,136	35,554,403
Dilutive income per common share	$-	$0.03	$-	$0.03

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method in 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Weighted average participating common shares	35,528,094	32,419,016	35,091,624	32,224,577
Denominator:
Weighted average participating common shares	35,528,094	32,419,016	35,091,624	32,224,577
Add: Weighted average shares of Convertible Preferred Stock	-	212,967	-	233,984
Weighted average participating shares	35,528,094	32,631,983	35,091,624	32,458,561
Portion allocable to common shareholders	100.0%	99.3%	100.0%	99.3%

Diluted net income per share for the three and nine months ended June 30, 2017 and 2016 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Stock options	335,000	610,000	335,000	610,000

Unvested restricted stock	60,000	-	60,000	-

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the net deferred tax assets decreased by $63,159 and increased by $7,637 during the six months ended June 30, 2017 and 2016, respectively. The change in deferred tax assets is attributable to the reversal of various book/tax differences. utilization of income tax attributes, primarily federal net operating losses, as the Company anticipates annual earnings from operations to continue.

Note 6 – Stock-Based Compensation

During 2017, the Company issued 60,000 shares of restricted stock with a weighted average fair value of $0.46 per share. As of June 30, 2017, there was $26,375 of unrecognized stock-based compensation expense related to the restricted stock issued during 2017, which will be recognized in future periods. During the six months ended June 30, 2017, 62,000 options were exercised for proceeds amounting to $11,350. The intrinsic value of the options as of June 30, 2017 is $63,250.

During the three and six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $3,572 and $636 and $6,211 and $1,250, respectively.

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

A pilot version of ADSSS has been deployed on the LCS Class since 2014. Development of the production system is ongoing and initial shipboard testing was completed in 2016. In July, 2017, we installed the first ADSSS system on the LCS Class. We expect ADSSS to be used on both variants of the LCS, currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

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

Government Contracts

In September 2016 we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center, Port Hueneme Division, relating to the ADSSS product. The contract has a term of five years and provides for the purchase and sale of up to $48 million of ADSSS units and related engineering and logistics support. The first delivery order in the amount of $3.0 million was awarded on September 15, 2016, to perform installations, support, and logistics for the LCS class.

In February 2017 we were awarded a follow-on multi-year Small Business Innovation Research (SBIR) Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other sustainment services. The first delivery order for $1.1 million was also awarded in February 2017 to build eleven ADEPT systems for continuing fleet support on all Aegis cruisers and destroyers.

In March 2017 we were awarded the second and third delivery orders for engineering services in the amount of $11.5 million which will be funded incrementally and facilitate the engineering and technical support for the ADEPT program during the next three years. The third delivery order contract for $0.6 million is to provide sustainment services, such as calibration, repair, evaluations, and screenings of ADEPT units to be performed in our Manufacturing and Depot (M&D) Center in Largo, Florida.

In April 2017 we received contract awards totaling $2.0 million from the U.S. Navy to extend the capabilities of the ADSSS Condition-Based Maintenance (CBM) system to support a fourth Navy radar system, the MK 99. The Small Business Innovation Research (SBIR) office in Dahlgren, VA provided $0.5 million of the total funding to support this effort. Along with those awards, we received the fourth delivery order for $0.1 million under the existing ADEPT IDIQ contract, to provide training of the ADEPT maintenance automation workstation to sailors in the fleet.

In July 2017 we received a modification which added funding to our ADEPT IDIQ Contract, Delivery Order 02, for Engineering Services in the amount of $0.4 million. This contract award will allow us to continue support of the ADEPT product line in the fleet, implement necessary software enhancements, and general support of the program.

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

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business, plus new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can use the technology and intellectual property developed under our various SBIR awards to develop proprietary products with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment could be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems, include major multinational corporations. We have received several repeat orders from these customers and continue to support their applications. Most recently we extended our Diagnostic Profiler software support with HP for a fifth year. We plan to provide “condition-based maintenance” systems for applications such as FAA radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, cooling and environmental systems, and other “complex distributed systems” to commercial customers.

In 2017, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple delivery orders under our two IDIQ contracts, extend ADEPT and ADSSS to additional combat systems and ship classes, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our manufacturing and depot center in Largo, Florida.

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

During recent fiscal years, the combination of spending caps, discretionary spending cuts, sequestration and further proposed reductions in defense spending has caused, and may in the future continue to cause, delays in funding certain projects. This may negatively impact our revenues and profits.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of June 30, 2017, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended June 30, 2017 and 2016

We generated revenues of $1,740,863 during the three months ended June 30, 2017 compared to $978,372 during the three months ended June 30, 2016, an increase of $762,491, or 78%. The increase was due primarily to a production order for 11 ADEPT units in February 2017 and the receipt of four additional contracts for engineering services, support and repairs and calibration services amounting to $843,457.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended June 30, 2017 was $621,582 compared to $349,526 for the three months ended June 30, 2016, an increase of $272,056 or 78%. The increase was due primarily to the receipt of a production order for 11 ADEPT units in February 2017 and the receipt of four additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales was 36% of revenues for the three months ended June 30, 2017 and 2016, respectively.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended June 30, 2017 were $539,412 compared to $312,849 for the three months ended June 30, 2016, an increase of $226,563, or 72%. The increase was due to significant increases in fringe benefits and engineering salaries due to the hiring of six additional employees, recruiting costs, travel and subsistence expenses, engineering consulting costs and incentive compensation.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development (IR&D) which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended June 30, 2017 were $430,384 compared to $296,754 for the three months ended June 30, 2016, an increase of $133,630, or 45%. The increase was due primarily to increases in salaries, incentive compensation, and professional fees offset by a decrease in unallowable and bid and proposal costs.

At June 30, 2017, we estimated our annual effective tax rate for 2017 to be 49%. We recognized a tax expense of $73,985 for the three months ended June 30, 2017 primarily due to expected net income for the remainder of 2017. At June 30, 2017, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

Six Months Ended June 30, 2017 and 2016

We generated revenues of $3,495,836 during the six months ended June 30, 2017 compared to $1,966,301 during the six months ended June 30, 2016, an increase of $1,529,535, or 78%. The increase was due primarily to a production order for 11 ADEPT units in February 2017 and the receipt of ten additional contracts for engineering services, support and repairs and calibration services amounting to $1,488,131.

Cost of sales for the six months ended June 30, 2017 was $1,273,118 compared to $673,854 for the six months ended June 30, 2016, an increase of $599,264 or 89%. The increase was due primarily to the receipt of a production order for 11 ADEPT units in February 2017 and the receipt of ten additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales was 36% for the six months ended June 30, 2017 as compared to 34% of revenues for the six months ended June 30, 2016. The increase is due to an increase in production costs and other direct costs.

Engineering costs for the six months ended June 30, 2017 were $1,056,592 compared to $636,762 for the six months ended June 30, 2016, an increase of $419,830, or 66%. The increase was due to significant increases in fringe benefits and engineering salaries due to the hiring of six additional employees, recruiting costs, travel and subsistence expenses, engineering consulting costs and incentive compensation.

General and administrative costs for the six months ended June 30, 2017 were $839,287 compared to $632,902 for the six months ended June 30, 2016, an increase of $206,385, or 33%. The increase was due primarily to increases in salaries, incentive compensation, and professional fees offset by a decrease in unallowable and bid and proposal costs.

At June 30, 2017, we estimated our annual effective tax rate for 2017 to be 49%. We recognized a tax expense of $161,760 for the six months ended June 30, 2017 primarily due to expected net income for the remainder of 2017. At June 30, 2017, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2017, net cash provided by operations was $188,986 compared to net cash used in operations of $667,117 during the six months ended June 30, 2016. The increase was primarily due an increase in net income of $156,699 and the timing of receipts and payments related to our operating assets and liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of June 30, 2017, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

No.                Description

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2017, we issued 40,000 shares of common stock to an officer upon exercise of options in consideration of cash payment of $8,000. The forgoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2017, we issued 30,000 shares of restricted common stock to a new employee which vest in equal installments over a five year period. The forgoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

No.	Description
3.1	Amendment to the By-laws of Mikros Systems Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2017)

10.1	Mikros Systems Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2017)

10.2

Form of Restricted Stock Award Agreement under the Mikros Systems Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2017)

10.3

Form of Stock Option Agreement under the Mikros Systems Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2017)

31.1

Certification of principal executive officer and principal financial officer pursuant to Rules 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

MIKROS SYSTEMS CORPORATION

August 14, 2017	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
President and Chief Financial Officer