Form 10-Q
period 2017-09-30
MIKROS SYSTEMS CORP
filed 2017-11-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,561,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 14, 2017.

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$1,079,789	$858,868
Receivables on government contracts	1,364,968	1,704,301
Prepaid expenses and other current assets	82,766	55,144
Total current assets	2,527,523	2,618,313
Property and equipment
Equipment	138,105	95,693
Leasehold improvements	21,306	-
Furniture & fixtures	37,557	16,394
Less: accumulated depreciation	(100,370)	(86,436)
Property and equipment, net	96,598	25,651
Intangible assets	133,899	128,916
Less: accumulated amortization	(48,812)	(32,947)
Intangible assets, net	85,087	95,969
Deferred tax assets	141,731	204,991
Total assets	$2,850,939	$2,944,924
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$509,720	$460,434
Accounts payable and accrued expenses	198,107	338,872
Accrued warranty expense	-	240,980
Deferred revenue	30,000	7,500
Total current liabilities	737,827	1,047,786
Long-term liabilities	138,681	140,377
Total liabilities	876,508	1,188,163

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,561,775 and 35,424,775 shares, respectively	355,619	354,249
Capital in excess of par value	10,082,657	10,061,894
Accumulated deficit	(8,463,845)	(8,659,382)
Total shareholders' equity	1,974,431	1,756,761
Total liabilities and shareholders' equity	$2,850,939	$2,944,924

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Contract Revenues	$1,551,620	$1,180,491	$5,047,456	$3,146,792

Cost of sales	636,128	446,810	1,909,246	1,120,664

Gross margin	915,492	733,681	3,138,210	2,026,128

Expenses:
Engineering	530,477	421,296	1,587,069	1,058,058
General and administrative	379,407	261,528	1,218,694	894,430

Total expenses	909,884	682,824	2,805,763	1,952,488

Income from operations	5,608	50,857	332,447	73,640

Other income:
Interest	701	1,005	2,154	3,710

Net income before income taxes	6,309	51,862	334,601	77,350

Income tax expense (benefit)	(22,696)	31,136	139,064	46,791

Net income	29,005	20,726	195,537	30,559

Discount upon exchange of Preferred Stock, net of related fees	-	3,275	-	1,106,872

Net income available to common shareholders	$29,005	$24,001	$195,537	$1,137,431

Income per common share - basic	$-	$-	$0.01	$0.04

Basic weighted average number of shares outstanding	35,555,742	32,419,016	35,246,893	32,048,486

Income per common share - diluted	$-	$-	$0.01	$0.03

Diluted weighted average number of shares outstanding	35,862,205	32,864,713	35,524,857	34,450,220

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Changes in Shareholders' Equity

(Unaudited)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Capital
	Number of shares	Par Value	Number of shares	Par Value	in Excess of Par Value	Accumulated Deficit	Total
Balance at January 1, 2017	-	$-	35,424,775	$354,249	$10,061,894	$(8,659,382)	$1,756,761
Stock compensation	-	-	-	-	9,783	-	9,783
Exercise of non-restricted stock awards	-	-	67,000	670	11,680	-	12,350
Restricted common shares issued	-	-	70,000	700	(700)		-
Net income	-	-	-	-	-	195,537	195,537

Balance at September 30, 2017	-	$-	35,561,775	$355,619	$10,082,657	$(8,463,845)	$1,974,431

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2017	2016

Cash flows from operating activities
Net income	$195,537	$30,559
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:

Depreciation and amortization	33,657	27,930
Deferred tax expense	63,260	12,940
Share-based compensation expense	9,783	1,864
Changes in assets and liabilities:
Decrease (increase) in receivables on government contracts	339,333	(223,968)
Increase in prepaid expenses and other current assets	(27,622)	(267,592)
Increase (decrease) in accrued payroll and payroll taxes	49,286	(261,950)
(Decrease) in accounts payable and accrued expenses	(140,765)	(200,115)
(Decrease) in accrued warranty expense	(240,980)	(103,356)
Increase (decrease) in deferred revenue	22,500	(5,250)
(Decrease) increase in long-term liabilities	(1,696)	23,170
Net cash provided by (used in) operating activities	302,293	(965,768)
Cash flows from investing activities:
Payments related to intangible assets	(4,983)	(1,533)
Purchase of property and equipment	(88,739)	-
Net cash used in investing activities:	(93,722)	(1,533)
Cash flows from financing activities:
Exercise of stock options	12,350	350
Payments to preferred shareholders in conjunction with a recapitalization	-	(375,795)
Payments to acquire and retire Common Stock	-	(147,451)
Professional fees paid in conjunction with recapitalization	-	(58,285)
Net cash provided by (used in) financing activities:	12,350	(581,181)
Net increase (decrease) in cash and cash equivalents	220,921	(1,548,482)
Cash and cash equivalents, beginning of period	858,868	2,858,655
Cash and cash equivalents, end of period	$1,079,789	$1,310,173
Supplement cash flow information:
Cash paid during the period for income taxes	$70,150	$69,500

Noncash investing and financing activities:
Issuance of common stock in in exchange for preferred stock		$525,830
Recognition of an extinguishment liability in exchange for preferred stock		$33,941

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, changes in stockholders’ equity from January 1, 2017 to September 30, 2017 and cash flows for the nine months ended September 30, 2017 and 2016.

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.

The Company has been analyzing the new standard and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company is completing contract evaluations and validating the results of applying the new revenue guidance and is in the process of finalizing its accounting policies, drafting the new disclosures, quantifying the potential financial adjustment and completing its evaluation of the impact of the accounting and disclosure requirements on business processes, controls and systems. Full implementation will be completed by the end of 2017. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company has established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract.  In accordance with Accounting Standards Codification Topic 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses and maintenance for the three and nine months ended September 30, 2017 and 2016 were $10,000 and $10,695 and $22,500 and $72,196, respectively. At September 30, 2017 and December 31, 2016, deferred revenues amounted to $30,000 and $7,500, respectively.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of September 30, 2017 and December 31, 2016, the Company had unbilled revenues of $226,130 and $235,421, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of September 30, 2017 and December 31, 2016, there were no advanced billings.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended September 30, 2017 and 2016, the Company recognized a warranty benefit of $0 and $65,500, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recognized a warranty benefit of $238,967 and $86,301, respectively. As of September 30, 2017, no ADEPT units remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity for:

	September 30, 2017	December 31, 2016
Balance, beginning of the period	$240,980	$359,654
Provision for product warranty	-	1,800
Product warranty expirations	(238,967)	(86,301)
Product warranty costs paid	(2,013)	(34,173)
Balance, end of the period	$-	$240,980

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Research and Development Expense

Research and Development expenditures of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Salaries	$68,158	$12,288	$159,237	$49,292
Other costs	12,193	1,600	39,645	9,852
	$80,351	$13,888	$198,882	$59,144

Intangible Assets

The majority of the Company’s intangible assets consists of a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems.

Licenses are amortized using a straight-line method over their estimated life of six years. For the three and nine months ended September 30, 2017 and 2016, amortization expense related to the Company’s license amounted to $5,250 and $5,250 and $15,750 and $15,750, respectively, and are included in general and administrative expenses on the Statements of Income and Comprehensive Income.

Note 4 – Income Per Share

Net income per common share information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per common share:
Net income	$29,005	$20,726	$195,537	$30,559
Discount upon exchange of Preferred Stock, net of related fees	-	3,275	-	1,106,872
	29,005	24,001	195,537	1,137,431
Portion allocable to common shareholders	100.0%	100.0%	100.0%	99.5%
Net income available to common shareholders	$29,005	$24,001	$195,537	$1,131,744

Weighted average basic shares outstanding	35,555,742	32,419,016	35,246,893	32,048,486
Basic (loss) income per common share	$-	$-	$0.01	$0.04

Dilutive earnings per common share:
Net income allocable to common shareholders	$29,005	$24,001	$195,537	$1,131,744
Add: undistributed earnings allocated to participating securities	-	-	-	5,687
Numerator for diluted earnings per common share	29,005	24,001	195,537	1,137,431

Weighted average shares outstanding - basic	35,555,742	32,419,016	35,246,893	32,048,486
Diluted effect:
Stock options	82,200	10,316	75,400	46,827
Unvested restricted stock units	224,263	6,087	202,564	5,263
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	429,294	-	2,194,224
Conversion equivalent of dilutive Convertible Preferred Stock	-	-	-	155,420
Weighted average dilutive shares outstanding	35,862,205	32,864,713	35,524,857	34,450,220
Dilutive income per common share	$-	$-	$0.01	$0.03

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method in 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Weighted average participating common shares	35,555,742	32,419,016	35,246,893	32,048,486
Denominator:
Weighted average participating common shares	35,555,742	32,419,016	35,246,893	32,048,486
Add: Weighted average shares of Convertible Preferred Stock	-	-	-	155,420
Weighted average participating shares	35,555,742	32,419,016	35,246,893	32,203,906
Portion allocable to common shareholders	100.0%	100.0%	100.0%	99.5%

Diluted net income per share for the three and nine months ended September 30, 2017 and 2016 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Stock options	-	610,000	-	610,000

Unvested restricted stock	60,000	-	60,000	-

Note 5 – Income Tax Matters

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the net deferred tax assets decreased by $63,260 and $12,940 during the nine months ended September 30, 2017 and 2016, respectively. The change in deferred tax assets is attributable to the reversal of various book/tax differences, utilization of income tax attributes, primarily federal net operating losses, as the Company anticipates annual earnings from operations to continue.

Note 6 – Stock-Based Compensation

During 2017, the Company issued 70,000 shares of restricted stock with a weighted average fair value of $0.46 per share. As of September 30, 2017, there was $29,740 of unrecognized stock-based compensation expense related to the restricted stock issued during 2017, which will be recognized in future periods. During the nine months ended September 30, 2017, 67,000 options were exercised for proceeds amounting to $12,350. The intrinsic value of the options as of September 30, 2017 is $56,550.

During the three and nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $3,571 and $614 and $9,782 and $1,864, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward- looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development; delays in the development of products; our ability to adequately integrate our software offerings into our business model, our ability to develop and market solutions for commercial customers, numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature; statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Position and Results of Operations.

Mikros Systems Corporation (the “Company”, “we” or “us”) designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution, utility systems, and Federal Aviation Administration (“FAA”) systems.

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

Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of the date of this report, we have delivered a total of 194 ADEPT units.

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

A pilot version of ADSSS has been deployed on the LCS Class since 2014. Development of the production system is ongoing and initial shipboard testing was completed in 2016. In July 2017, we installed the first ADSSS system on the LCS Class. We expect ADSSS to be used on both variants of the LCS, currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

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

In February 2017 we were awarded a follow-on multi-year Small Business Innovation Research (SBIR) Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other sustainment services. The first delivery order for $1.1 million was awarded in February 2017 to build eleven ADEPT systems for continuing fleet support on all Aegis cruisers and destroyers.

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

In April 2017 we received contract awards totaling $2.0 million from the U.S. Navy to extend the capabilities of the ADSSS Condition-Based Maintenance (CBM) system to support a fourth Navy radar system, the MK 99. The Small Business Innovation Research (SBIR) office in Dahlgren, VA provided $0.5 million of the total funding to support this effort. Along with those awards, we received the fourth delivery order for $0.1 million under the existing ADEPT IDIQ contract, to provide training to sailors in the fleet to operate the ADEPT maintenance automation workstation.

In July 2017 and November 2017 we received modifications which added funding to our ADEPT IDIQ Contract, for engineering services in the amounts of $0.4 million and $0.1 million, respectively. These awards will allow us to continue to support of the ADEPT product line in the fleet, implement necessary software enhancements, and provide general support of the program.

In August 2017 we received a modification to our ADEPT sustainment delivery order, adding $0.5 million to allow our M&D Center in Largo, Florida to continue providing bi-annual sustainment services for units cycling through the depot center from the fleet. The sustainment efforts include implementing modifications of existing units (54 in total) awaiting fielding.

In September 2017 we received a delivery order in the amount of $2.4 million for the production and delivery of ADEPT units under our Phase III IDIQ contract at NSWC Crane. These new units will continue our fleet support on Aegis cruisers and destroyers in the U.S. Navy.

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

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business, plus new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can use the technology and intellectual property developed under our various SBIR awards to develop proprietary products with broad appeal in both government and commercial markets. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP, which recently extended our Diagnostic Profiler software support with for a fifth year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for applications such as FAA radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, cooling and environmental systems, and other “complex distributed systems” to commercial customers. In that regard, we are currently developing a condition-based maintenance solution for heating ventilation, air conditioning and refrigeration (HVAC) equipment based on our proprietary Prognostics Framework solution. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, there have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended September 30, 2017 and 2016

We generated revenues of $1,551,620 during the three months ended September 30, 2017 compared to $1,180,491 during the three months ended September 30, 2016, an increase of $371,129, or 31%. The increase was due primarily to a production order for 11 ADEPT units in February 2017 and the receipt of additional contracts for engineering services, support and repairs and calibration services amounting to $3,355,938.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended September 30, 2017 was $636,128 compared to $446,810 for the three months ended September 30, 2016, an increase of $189,318 or 42%. The increase was due primarily to the receipt of a production order for 11 ADEPT units in February 2017 and the receipt of four additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales was 41% of revenues for the three months ended September 30, 2017 as compared to 38% of revenues for the three months ended September 30, 2016. The increase is due to an increase in production costs and other direct costs.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended September 30, 2017 were $530,477 compared to $421,296 for the three months ended September 30, 2016, an increase of $109,181, or 26%. The increase was due to significant increases in fringe benefits and engineering salaries due to the hiring of six additional employees, recruiting costs, travel and subsistence expenses, engineering consulting costs, and incentive compensation.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development (IR&D) which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended September 30, 2017 were $379,407 compared to $261,528 for the three months ended September 30, 2016, an increase of $117,879, or 45%. The increase was due primarily to increases in salaries, incentive compensation, research and development costs, and professional fees.

At September 30, 2017, we estimated our annual effective tax rate for 2017 to be 46%. We recognized a tax benefit of $(22,695) for the three months ended September 30, 2017 primarily due to stock compensation related tax deductions and tax credits. At September 30, 2017, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

Nine Months Ended September 30, 2017 and 2016

We generated revenues of $5,047,456 during the nine months ended September 30, 2017 compared to $3,146,792 during the nine months ended September 30, 2016, an increase of $1,900,664, or 60%. The increase was due primarily to a production order for 11 ADEPT units in February 2017 and the receipt of ten additional contracts for engineering services, support and repairs and calibration services amounting to $6,756,321.

Cost of sales for the nine months ended September 30, 2017 was $1,909,246 compared to $1,120,664 for the nine months ended September 30, 2016, an increase of $788,582 or 70%. The increase was due primarily to the receipt of a production order for 11 ADEPT units in February 2017 and the receipt of ten additional contracts for engineering services, support and repairs, and calibration services. As a percentage of revenue, cost of sales was 38% for the nine months ended September 30, 2017 as compared to 36% of revenues for the nine months ended September 30, 2016. The increase is due to an increase in production costs and other direct costs.

Engineering costs for the nine months ended September 30, 2017 were $1,587,069 compared to $1,058,058 for the nine months ended September 30, 2016, an increase of $529,011, or 50%. The increase was due to significant increases in fringe benefits and engineering salaries due to the hiring of six additional employees, recruiting costs, travel and subsistence expenses, engineering consulting costs and incentive compensation.

General and administrative costs for the nine months ended September 30, 2017 were $1,218,694 compared to $894,430 for the nine months ended September 30, 2016, an increase of $324,264, or 36%. The increase was due primarily to increases in salaries, incentive compensation, research and development costs, and professional fees.

At September 30, 2017, we estimated our annual effective tax rate for 2017 to be 42%. We recognized a tax expense of $139,064 for the nine months ended September 30, 2017 primarily due to expected net income for the remainder of 2017. At September 30, 2017, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2017, net cash provided by operations was $302,293 compared to net cash used in operations of $965,768 during the nine months ended September 30, 2016. The increase was due primarily to an increase in net income of $164,978 and the timing of receipts and payments related to our operating assets and liabilities.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our Chief Executive Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2017, we issued 5,000 shares of common stock to an employee upon exercise of options in consideration of cash payment of $1,000. The forgoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the quarter ended September 30, 2017, we issued 10,000 shares of restricted common stock to a new employee which vest in equal annual installments over a five year period. The forgoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.2

Form of Restricted Stock Award Agreement under the Mikros Systems Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2017)

10.3

Form of Stock Option Agreement under the Mikros Systems Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2017)

31.1

Certification of principal executive officer and principal financial officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

MIKROS SYSTEMS CORPORATION

November 14, 2017	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer and Chief Financial Officer