Form 10-K
period 2017-12-31
MIKROS SYSTEMS CORP
filed 2018-04-02
CIK 317340

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
		Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported by the OTCQB was $3,206,487. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 19, 2018, 35,561,775 shares of the registrant's common stock were outstanding.

PART I

DISCLOSURE REGARDING FORWARDLOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, our ability to adequately integrate our software offerings into our business model, our ability to market our solutions to commercial customers and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10K Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we do not undertake to update our forward-looking statements.

ITEM 1. BUSINESS.

Mikros Systems Corporation (the “Company”, “we” or “us”) designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution, and utility systems, and Federal Aviation Administration (“FAA”) systems.

Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy. We provide the following two key systems to the Navy for maintenance of radars and combat systems:

●

ADEPT®, the Adaptive Diagnostic Electronic Portable Testset, is a PC-based maintenance automation workstation used to maintain the Navy’s premier AN/SPY-1 phased array radar on Cruisers (CG) and Destroyers (DDG).

●	ADSSS®, the ADEPT Distance Support Sensor Suite, is a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

More recently, we have developed and marketed software products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. Our Prognostics Framework® (PF) and Diagnostic Profiler® (DP) products provide software capabilities which complement our maintenance hardware products (ADEPT and ADSSS) and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that we have a complete hardware/software solution for advanced maintenance, we are expanding into commercial and industrial markets.

Our Products

Adaptive Diagnostic Electronic Portable Testset (ADEPT). ADEPT, also known as the AN/PSM-132, is an automated maintenance workstation designed to significantly reduce the time required to align all variants of the AN/SPY1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers while optimizing system performance and readiness. ADEPT systems are currently deploying on all AEGIS CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications such as the AN/SPQ-9B. ADEPT represents an innovative approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch-screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard systems, and provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

Key benefits of ADEPT include:

•	Distance support capability enabling remote (shore based) system support by subject matter experts and fleet-wide system analysis;
•	Reduction in the amount of electronic test equipment required for organizational level support;
•	Modularity and programmability to overcome obsolescence issues encountered with current test equipment and support capability enhancements in future systems; and
•

Elimination of the need for traditional manuals, paper documentation and discreet test equipment thereby easing the maintenance burden by integrating the required test equipment functionality and automated testing process and storing all necessary documentation within the ADEPT system.

As of December 31, 2017, we have delivered a total of 200 ADEPT units to our Navy customers.

A further goal for ADEPT has been to expand the capabilities to other radar systems. In January 2014, we were awarded a $0.5 million service contract by the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the AN/SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

ADEPT Distance Support Sensor Suite (ADSSS). In 2013, we started development of the ADEPT Distance Support Sensor Suite, or ADSSS, for the Navy’s Littoral Combat Ship (LCS). Our system has now matured and has earned Nomenclature AN/SYM-3 from the Navy. The LCS is the U.S. Navy’s latest combat warship. ADSSS is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. AN/SYM-3 provides an open architecture approach with industry-standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. The AN/SYM-3 system fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance.

The first full AN/SYM-3 system was successfully completed on the ship and shore installation and on the Littoral Combat Ship USS Independence. We are currently working to have 4 more full systems installed by the end of 2018 and will be on both variants of the LCS, currently planned to be at least 32 ships. AN/SYM-3 with its remote monitoring and prognostics capabilities have also generated interest in other systems within LCS and in other ship classes, including AEGIS, and we are currently pursuing several related opportunities.

Diagnostic Profiler. The Diagnostic Profiler is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics, and troubleshooting applications. The software provides diagnostic services to its host application, including fault call-outs, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault call-outs by probability. The use of the diagnostic profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes and over the life of the system, could result in significant cost savings. This system is used by clients and has also generated yearly support contracts for service.

Prognostics Framework. Prognostics Framework is an analysis software for framework that implements real-time prognostics, diagnostics, and status monitoring to support embedded prognostic applications, health management systems and condition-based maintenance applications. The Prognostics Framework software institutes an information framework that organizes relevant data related to: (i) the condition of the system; (ii) the system’s ability to perform required functions over specific time intervals; and (iii) the need for maintenance actions and repair parts. The Prognostics Framework has been used to implement a complete health management system on one of the first radar systems to require prognostics as a key element of its overall solutions. Other potential applications include complex computer networks, power generators, power supply, cooling and environmental systems.

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

In September 2016, we received multiple contracts totaling approximately $0.4 million to continue logistics support of the ADEPT maintenance workstation. These contracts include general engineering support, repair, calibration and training.

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

In March and April 2017, we were awarded the second, third and fourth delivery orders under the ADEPT IDIQ Contract. The second delivery order covers for engineering services in the amount of $11.5 million which will be funded incrementally and facilitate the engineering and technical support for the ADEPT program during the next three years. The third delivery order contract for $0.6 million is to provide sustainment services, such as calibration, repair, evaluations, and screenings of ADEPT units to be performed in our Manufacturing and Depot (M&D) Center in Largo, Florida. The fourth delivery order for $0.1 million is to provide training to sailors in the fleet to operate the ADEPT maintenance automation workstation.

In April 2017, we received contract awards totaling $2.0 million from the U.S. Navy to extend the capabilities of the ADSSS Condition-Based Maintenance (CBM) system to support a fourth Navy radar system, the MK 99. The Small Business Innovation Research (SBIR) office in Dahlgren, VA provided $0.5 million of the total funding to support this effort.

In July 2017 and November 2017, we received modifications which added funding to our ADEPT IDIQ Contract, for engineering services in the amounts of $0.4 million and $0.1 million, respectively. These awards will allow us to continue to support the ADEPT product line in the fleet, implement necessary software enhancements, and provide general support of the program.

In August 2017, we received a modification to our ADEPT sustainment delivery order, adding $0.5 million to allow our M&D Center in Largo, Florida to continue to provide bi-annual sustainment services for units cycling through the M & D center from the fleet. The sustainment efforts include implementing modifications of existing units (54 in total) awaiting fielding.

In September 2017, we received a delivery order in the amount of $2.4 million for the production and delivery of additional ADEPT units. These new units will continue our fleet support on Aegis cruisers and destroyers in the U.S. Navy. In 2018, we received additional modifications to our ADEPT IDIQ Contract and incremental awards for continued engineering services in the aggregate amount of $0.42 million. This funding will support necessary software enhancements to sustainment services for the ADEPT product out of our M&D Center in Largo, Florida.

Manufacturing and Depot Center

We operate a Manufacturing and Depot center in Largo, Florida which has been manufacturing our ADEPT systems for our DoD customers since 2010. Our center is American National Standards Institute (ANSI) ISO 9001:2008 certified for assembly and test of electronic assemblies of military and commercial applications. We have also established a quality management system which complies with Naval Sea Systems Command Standard Item 009-04. In addition to facility certifications, we have personnel trained and certified in numerous IPC – Association Connecting Electronics Industries, Lean Six Sigma (LSS), and Manufacturing Skill Standards Council (MSSC) specialties. We are offering integration, kitting, build-to-print, and box-build with testing services to commercial customers and DoD contractors. In September 2017, we received our first commercial full-rate order for integration services in which we delivered 2,650 units. Expanding the Largo facility’s light manufacturing and integration services for commercial customers and other DoD contractors is a key component of our long-term growth strategy.

Corporate Growth & Strategy

Our strategy for continued growth is based on continuing expansion of our defense business and executing new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

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

In 2018, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple task orders under our two IDIQ contracts, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our manufacturing and depot center in Largo, Florida.

Over the longer term, we intend to further develop advanced maintenance technologies and implement these technologies in products for deployment in defense applications and to expand into more commercial applications. We believe that many of our core capabilities, remote monitoring, rugged systems, predictive maintenance and communications expertise, are applicable to other industries that work with complex distributed systems, such as utilities, communications and transportation systems. We are currently in discussions with certain industry participants regarding this initiative.

During recent years, the combination of spending caps, discretionary spending cuts, sequestration and reductions in defense spending has caused, and may in the future continue to cause, delays in funding certain projects. This may negatively impact our revenues and profits.

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

Customer Concentration and Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts for the federal government. Approximately 98% of our revenues in 2016 were realized in connection with task orders issued under our IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and provide related support services. In 2017, approximately 99% of our revenues were realized in connection with task orders under the IDIQ contract for ADEPT units and development of the ADSSS system. Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology for military and commercial applications. All of our research and development costs in 2017 and 2016 were for the benefit of our customers, who are agencies of the federal government. The customer- sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed. In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of (i) ADEPT units to be developed and delivered to the federal government together continued development and testing and (ii) ADSSS systems to be developed and derived together with related engineering and logistics support. At December 31, 2017, our backlog was $6.8 million.

Employees

As of December 31, 2017, we had twenty-nine full-time employees of which twenty-two work at our Fort Washington, Pennsylvania, Research & Development Center, one works at our Princeton, New Jersey corporate headquarters, one works at our Washington, DC office, and five work at our Largo, Florida Manufacturing and Depot Center. None of our employees belong to a labor union. We believe relations with our employees are good. We also use the services of subcontractors and consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

Our government contracts are primarily dependent upon the U.S. defense budget. DoD budgets which may continue to be negatively affected by several factors, including U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives have and could continue to cause the DoD budget to decrease.

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”) which imposed spending caps and discretionary spending cuts, including a reduction of defense spending, between the 2012 and 2021 U.S. government fiscal years. The BCA also triggered an automatic sequestration process, which imposed additional budget cuts to National security accounts. The Bipartisan Budget Act of 2018 (the “BBA 2018”) provided sequestration relief for fiscal years 2018 and 2019, however, sequestration remains in effect, for fiscal years 2020 and 2021. The BBA provides for FY 2018 defense budget of $700 billion, which includes $629 billion in the base budget in compliance with the modified BCA spending caps and $71 billion for overseas contingency operations, representing an increase of more than 10% over FY 2017 spending levels. The FY 2019 defense budget totals $716 billion.

U.S. government defense spending levels are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities and the state of governmental finances. Changes in U.S. government defense spending or changes in U.S. government priorities, policies, requirements and budgets may reduce funding for some of our programs and generally will have a negative impact on our sales, results of operations, and cash flows.

We depend on U.S. Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the U.S. Government’s budget process or the impact of sequestration (automatic spending cuts), could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue.

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

Substantially all of our revenue is derived from contracts with agencies of the U.S. Government. The loss of any of these contracts could have a material adverse effect on our results of operations and cash flows.

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

Any failure by us to continue to generate task orders or fulfill our obligations under our current IDIQ contracts would have a material adverse effect on our financial condition and results of operation.

In the third quarter of 2016 and first quarter of 2017, we were awarded two IDIQ contracts. The first is for production, delivery, logistics and engineering support for our ADSSS system. This contract has a term of five years and provides for the purchase of up to $48 million of ADSSS units and related support. The second is for the production, engineering and logistics support for our ADEPT product. This contract is for a term of five years and provides for the purchase of up to $35.1 million of ADEPT units and related support. Sales under these contracts accounted for a substantial majority of our revenues in the last two fiscal years and are expected to continue to account for the substantial majority of our revenues in future periods. As a result, we are substantially dependent upon generating continued task orders under these IDIQ contracts. Any reduction in task orders or any failure by us to fulfill our contractual obligations under these IDIQ contracts would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel.

Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, Chief Executive Officer, Mark J. Malone, President, Walter T. Bristow, Chief Operating Officer, and David Henry Silcock, Chief Technology Officer. We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff, which are in high demand in our industry. The loss of services of any key executive, or our inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

Historically, we have developed and sold technology and products for military applications, primarily to the U.S. Navy. We are currently developing commercial products and applications that perform different functions than our historic products, and are targeted at an entirely different customer base. Because we have not previously operated as a provider of commercial products, we have no basis to evaluate our ability to develop, market and sell such products. Our ability to commercialize any products or services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

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

Our outstanding securities include options to purchase common stock. During the respective terms of the options, the holders thereof are given an opportunity to profit from a rise in the market price of our common stock, causing a dilution of the interests of existing stockholders. Thus, the terms on which we may obtain additional financing during that period may be adversely affected. The holders of and options may exercise their respective rights to acquire our common stock at a time when we could be seeking to raise additional capital through sales of securities on terms more favorable than those being offered by us to new investors. In the event that such holders exercise their rights to acquire shares of our common stock at such time, the net tangible book value per share of our common stock will be subject to dilution.

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

Our engineering research, design and development facility is located in Fort Washington, Pennsylvania, where we lease approximately 3,500 square feet of general office space under a lease agreement that was renewed in March, 2017 and will continue through March 2022.

We maintain a marketing office in Washington, D.C. under a month-to-month lease.

We lease a facility in Largo, Florida, which supports production of our ADEPT product line and quality assurance, field support, and life cycle management. We entered into a one year lease agreement commencing in October, 2017.

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

	Bid

	High	Low
2017
First Quarter	$0.37	$0.21
Second Quarter	0.59	0.38
Third Quarter	0.56	0.47
Fourth Quarter	0.54	0.37

2016
First Quarter	$0.11	$0.08
Second Quarter	0.11	0.08
Third Quarter	0.31	0.07
Fourth Quarter	0.25	0.20

The last price of our common stock as reported on the OTCQB as of March 19, 2018 was $0.42 per share.

Dividends

We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition, and capital requirements. Certain provisions of our credit facility prohibit us from declaring or paying dividends on our common stock. The declaration and payment of dividends on our common stock is subject to the discretion of our Board of Directors and limitations imposed under applicable Delaware law. We do not anticipate paying dividends in the foreseeable future.

Holders

As of March 19, 2018, we had 335 holders of record of our common stock.

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

Revenues from our government contracts represented substantially all of our revenues for the years ended December 31, 2017 and 2016. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Product Portfolio

Adaptive Diagnostic Electronic Portable Testset (ADEPT). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of the date of this report, we have delivered a total of 200 ADEPT units.

ADEPT Distance Support Sensor Suite (ADSSS). In 2013, we started development of ADSSS for the Navy’s Littoral Combat Ship (“LCS”). ADSSS is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. ADSSS provides an open architecture approach with industry standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. ADSSS fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance. We expect ADSSS to be used on both variants of the LCS, currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

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

Government Contracts

Please see ITEM 1 BUSINESS above for a description of our Government Contracts.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts and task orders awarded to us under our IDIQ contracts. Increases in the number and value of contracts and task orders awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such awards, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the substantial majority of our revenue in 2017, and expected revenue in 2018, is or will be from sales of ADEPT units and ADSSS systems under our IDIQ contracts, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business and executing new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

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

In 2018, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple task orders under our two IDIQ contracts, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our manufacturing and depot center in Largo, Florida.

Over the longer term, we intend to further develop advanced maintenance technologies and implement these technologies in products for deployment in defense applications and to expand into more commercial applications. We believe that many of our core capabilities, remote monitoring, rugged systems, predictive maintenance and communications expertise, are applicable to other industries that work with complex distributed systems, such as utilities, communications and transportation systems. We are currently in discussions with certain industry participants regarding this initiative.

During recent years, the combination of spending caps, discretionary spending cuts, sequestration and further changes in defense spending and priorities have caused, and may in the future continue to cause, delays in funding certain projects. This may negatively impact our revenues and profits.

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

Revenue Recognition. We are engaged in research and development contracts with the federal government to develop certain technology to be utilized by the U.S. Department of Defense (“DoD”). The contracts are cost plus fixed fee and firm fixed price contracts and revenue is recognized on the basis of such measurement of partial performance as will reflect reasonably assured realization or delivery of completed articles. Fees earned under our contracts may also be accrued as they are billable, under the terms of the agreements, unless such accrual is not reasonably related to the proportionate performance of the total work or services to be performed by us from inception to completion. Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the federal government. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog includes future ADEPT units and ADSSS systems to be developed and delivered to the federal government.

We recognize revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For our software and software-related multiple element arrangements, where customers purchase both software related products and software related services, we use vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that we do not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract. In accordance with Accounting Standards Codification Topic 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses and maintenance for the year ended December 31, 2017 and 2016 were $33,750 and $84,001, respectively. At December 31, 2017 and 2016, deferred revenues amounted to $18,750 and $7,500, respectively.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2017 and 2016, we had unbilled revenues of $139,235 and $235,421, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of December 31, 2017 and 2016, there were no advanced billings.

Accounts Receivable. Accounts receivable from government contracts are stated at outstanding balances. When necessary, an allowance for doubtful accounts is established through provisions charged against operations. Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2017 and 2016.

Warranty Expense. We provide a limited warranty, as defined by the related warranty agreements, for our production units. Our warranties require us to repair or replace defective products during the 12 month period following delivery and acceptance of production units by the government. We estimate the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, anticipated rates of warranty claims, and cost per claim. We periodically assesses the adequacy of our recorded warranty liability and adjusts the amount as necessary. We had net warranty recoveries, which are a component of our cost of sales of $198,967 and $84,501 for the years ended December 31, 2017 and 2016, respectively. Since the inception of the IDIQ contract awarded to us in March 2010, we have delivered 200 ADEPT units. As of December 31, 2017, there are 11 ADEPT units that remain under the limited warranty coverage. The warranty recovery is attributable to the warranty product expirations outpacing warranty product expenses for units produced and sold under the IDIQ contract. We had an accrued warranty expense liability of $40,000 and $240,980 at December 31, 2017 and 2016, respectively.

Income Taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We had $112,871 of state net operating loss carry forwards at December 31, 2017 which begin to expire in 2023.

We recognize liabilities for uncertain tax positions. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. As of December 31, 2017 and 2016, there were no tax contingencies or unrecognized tax positions recorded.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “2017 Tax Act”), which enacts a broad range of changes to the Code, was signed into law. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States including, but not limited to, the imposition of a one-time tax on accumulated post-1986 deferred foreign income that has not previously been subject to tax and modifications to the treatment of certain intercompany transactions. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact which was not significant was recognized in tax expense for the year ended December 31, 2017, the year of enactment. The Company continues to examine the impact this tax legislation may have on its business.

Share-based Compensation. We record compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant date. There were no stock options issued during the years ended December 31, 2017 and 2016. In 2017, we granted 70,000 restricted stock awards. The fair value of the restricted stock awards amounted to $32,400 was determined on the date of grant using our closing stock price. The fair value of the restricted stock awards will be amortized over the vesting period of three to five years utilizing the straight-line method.

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address specific consequences of the Tax Reform Act. The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact of the new standard on the Company's Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company anticipates this standard will have no impact on its Consolidated Financial Statements.

In February 2017, the FASB issued ASU No. 2017-02, “Leases (Topic 842)”. ASU 2017-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2017-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. While the Company is currently evaluating the effect ASU 2017-02 will have on the financial statements and disclosures, the adoption of this ASU will result in an increase to the Company’s stated assets and liabilities.

In May 2014, the FASB issued an Accounting Standards Update (“ASU”) for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.

We have a team in place to analyze the new standard and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We are completing contract evaluations and validating the results of applying the new revenue guidance and is in the process of finalizing its accounting policies, drafting the new disclosures, quantifying the potential financial adjustment and completing its evaluation of the impact of the accounting and disclosure requirements on business processes, controls and systems. Full implementation will be completed by April 2018. We expect to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

Results of Operations

Years ended December 31, 2017 and 2016

We generated revenues of $7,196,131 in the year ended December 31, 2017 compared to $5,067,365 in 2016, an increase of $2,128,766, or 42%. The increase was due primarily to a production order for 11 ADEPT units in February 2017, a production order for 26 ADEPT units in September 2017, and the receipt of additional contracts for engineering services, support, repairs and calibration services.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Costs of sales were $2,994,087 in 2017 compared to $2,047,002 in 2016, an increase of $947,085, or 46%. The increase was due primarily to a production order for 11 ADEPT units in February 2017, a production order for 26 ADEPT units in September 2017, and the receipt of additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales was 42% for 2017 as compared to 40% of revenues for 2016. The increase is due to an increase in production costs and other direct costs.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs were $2,180,083 in 2017 as compared to $1,632,228 in 2016, an increase of $547,775, or 34%. The increase was due to significant increases in fringe benefits and engineering salaries due to the hiring of six additional employees, recruiting costs, travel and subsistence expenses, engineering consulting costs and incentive compensation.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (consisting of those expenses for which the government will not reimburse us). General and administrative expenses were $1,565,240 in 2017 as compared to $1,213,718 in 2016, a increase of $351,522, or 29%. The increase was due primarily to increases in salaries, incentive compensation, research and development costs and professional fees offset by a reduction in accrued expenses as a result of a change in the estimate of the amount to be paid.

We reported a net income of $235,805 in 2017 as compared to $82,490 in 2016. The increase was attributable primarily to the increase in revenues during 2017 with proportional increases in our selling, general and administrative expenses and engineering expenses.

At December 31, 2017, we estimated our annual effective tax rate for 2017 to be 48.7%. At December 31, 2017, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences. The income tax expense was $223,830 in 2017 and $96,425 in 2016, representing an effective income tax rate of 48.7% and 53.9%, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2017, we had cash and cash equivalents of $1,173,177 and net working capital of $1,826,167. During the year ended December 31, 2017, net cash provided by operating activities was $432,377 compared to net cash used in operating activities of $1,398,511 in 2016. The increase in operating cash flows was due primarily to the timing of our billings and collections, an increase in net income, and increases in accounts payable and other current liabilities as a result of timing of payments to vendors and employees.

Net cash used in investing activities was $130,418 in 2017 as compared to $1,534 in 2016, an increase of $128,884. The increase was due to the purchase of additional equipment, software, furniture and fixtures, and leasehold improvements related to an expansion of our offices in Pennsylvania. We also spent an additional $8,767 on new patents.

During 2017, cash provided by financing activities was $12,350, as compared to cash used in financing activities of $599,742 in 2016. In 2016, this amount was used to complete a recapitalization transaction (the “Recapitalization Transaction”) pursuant to which all issued and outstanding shares of our preferred stock were exchanged or redeemed for a combination of cash and shares of our common stock in the amounts set forth in the table below.

Series of Preferred Stock	Amount of Cash per Share	Number of Shares of Common Stock Per Share

Convertible Preferred Shares	$0.165	1.95

Series B Shares	$0.0825	2.43

Series C Shares	$2.708	31.27

Series D Shares	$0.36232	5.072464

As part of the Recapitalization Transaction, we also repurchased 2,084,167 shares of common stock owned by the United States Small Business Administration. Pursuant to the Recapitalization Transaction, we made aggregate cash payments of $540,892 and issued 5,089,189 shares of common stock, which resulted in the net issuance of 3,005,022 additional shares of common stock, and eliminated $2,955,433 of aggregate liquidation preferences applicable to our previously outstanding shares of preferred stock.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility matures on January 31, 2019 and accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of the date of this report, no amounts were outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our president concluded that as of December 31, 2017, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company
Paul G. Casner	80	Chairman of the Board of Directors
David W. Jolly	45	Director
Thomas C. Lynch	75	Director
Tom L. Schaffnit	71	Director
Thomas J. Meaney	83	Chief Executive Officer, Chief Financial Officer, and Director
Mark J. Malone	51	President
Walter T. Bristow	60	Chief Operating Officer
David Henry Silcock	65	Chief Technology Officer, Director of Special Projects
Patricia A. Kapp	51	Vice President of Finance, Secretary and Treasurer

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

Thomas C. Lynch has been a Director since February of 1997. Admiral Lynch retired from the U.S. Navy after a decorated 31-year career. A graduate of the U.S. Naval Academy, his Naval assignments included Chief, Navy Legislative Affairs; Commander of the Eisenhower Battle Group during Operation Desert Shield; Superintendent of the U.S. Naval Academy from 1991 to 1994 and Director of the Navy Staff at the Pentagon from 1994 to 1995. He was also the captain of the 1963 Navy Cotton Bowl team with teammate Roger Staubach, its Heisman winning Quarterback. In 2010, he was awarded the USNA Distinguished Graduate Award. After retiring from the Navy, Lynch served as a Senior Vice President for Safeguard Scientifics, where he was responsible for operations, mergers and acquisitions and oversight of emerging partnership companies including CompuCom Systems, where he became President and COO. Following that, Mr. Lynch became a Senior Vice President for Staubach Company, now Jones Lang LaSalle (JLL) and later managing Director for the Musser Group. Currently Admiral Lynch is Executive Chairman of NewDay USA, a mortgage lending company focused on providing VA loans for active duty and retired military personnel. He also serves as Chairman of the U.S. Naval Academy Athletic & Scholarship Foundation. As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, board practices of other organizations, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Thomas J. Meaney has been a director since July 1986. He has served as Chief Executive Officer of the Company since 1998. Mr. Meaney has over forty years of executive management experience, including holding senior positions at Robotic Vision Systems Incorporated, a manufacturer of robotic vision systems, and Norden Systems, a division of United Technologies Corporation. Mr. Meaney presently owns his own defense consulting company with offices in Arlington, Virginia and Chadds Ford, Pennsylvania. As a result of these and other professional experiences, Mr. Meaney possesses particular knowledge and experience in management, manufacturing, the defense industry, and board practices of other corporations that strengthen the Board’s collective qualifications, skills, and experience.

Tom L. Schaffnit has been a director since June 2000. Mr. Schaffnit has an engineering education and background, complemented by an MBA degree and senior management experience. Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in vehicle safety communications, automotive telematics, and wireless data communications. Since December 2009, he has also been President of A2 Technology Management LLC, a company focused on policy and security research related to connected and automated vehicles. Mr. Schaffnit is actively involved in the development and deployment of wireless technologies and standards. He is currently working with the US Department of Transportation on the Connected Vehicle Program, which is facilitating the deployment of vehicle-to-vehicle and vehicle-to-infrastructure wireless communications to prevent crashes and support automated driving. Mr. Schaffnit possesses particular knowledge and experience in technology development and management that strengthen the Board’s collective qualifications, skills, and experience.

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

Executive Officers

The principal occupation and business experience, for at least the past five years, of each current executive officer is as follows:

Mark J Malone, 51, has served as President of the Company since November 1, 2017 and as Vice President, Commercial Markets of the Company from May 1, 2017 to November 1, 2017. Mr. Malone has more than 20 years of experience in the investment banking and capital markets field.  Prior to joining the Company, he served as Managing Director in the Institutional Equity Capital Markets division of Guggenheim Partners from February 2015 through March 2017. He was Managing Director at Janney Capital Markets from December 2013 through February 2015 and Managing Director at Lazard Capital Markets from March 2008 until December 2013. In these senior positions, Mr. Malone performed a variety of executive management functions in equity sales, including revenue/profit responsibilities, and has extensive experience in new business development, capital raising, and relationship management. Malone earned a BS in Business Administration from the University of Richmond and is the son-in-law of Thomas J. Meaney, the Chief Executive Officer and a director of the Company.

Walter T. (Chuck) Bristow was promoted to Chief Operating Officer in July 2017. Mr. Bristow was Vice President of Operations from February 2015 to July 2017, with responsibility for operations in the Fort Washington, PA and Largo, FL facilities. Mr. Bristow was Vice President of Engineering from August 2007 until February 2015 and served as our Director of Engineering from October 2003 to October 2007. Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, and a hardware engineer with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC. All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons timely filed all reports required by Section 16(a) under the Exchange Act.

Audit Committee

In March 2004, our Board of Directors formed an Audit Committee. The members of the Audit Committee are Tom L. Schaffnit (Chair), Thomas C. Lynch, Paul G. Casner, Jr. and David W. Jolly. The Audit Committee oversees and monitors management’s and the independent outside auditor’s participation in the accounting and financial reporting processes and the audits of our financial statements. The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the outside independent auditors and to consult with the independent auditors and the appropriate officers of the Company on matters relating to outside auditor independence, corporate financial reporting, accounting procedures and policies, adequacy of financial accounting and operating controls, and the scope of audits. The Audit Committee is governed by an Audit Committee Charter, which was adopted on March 10, 2004 and amended on March 17, 2008 and February 9, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Total ($)
Thomas J. Meaney Chief Executive Officer and Chief Financial Officer	2017 2016	221,000 212,371	30,000 45,000	- -	251,100 257,371
Walter T. Bristow Chief Operating Officer	2017 2016	174,996 170,358	14,000 16,000	3,000	188,996 189,358
David Henry Silcock Chief Technology Officer	2017 2016	174,996 168,448	14,000 10,000	3,000	188,996 181,448

(1) On July 25, 2016, we granted Messrs. Bristow and Silcock restricted stock awards each consisting of 25,000 shares of common stock. The awards vest in five equal annual installments beginning on July 25, 2017 and will be fully vested July 25, 2021. The grant date fair value computed in accordance with FASB ASC Topic 718 was based on closing market price of our common stock of $0.12 per share on the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options and restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2017:

	Option Awards			Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Walter T. Bristow				20,000 (2)	9,200

David Henry Silcock	40,000 (3)	0.20	7/12/2019	20,000 (2)	9,200

(1)	Market value at December 29, 2017, based on closing market price of our common stock on December 29, 2017 of $0.46 per share.

(2)

Represents the unvested portion of a restricted stock award consisting of 25,000 shares of common stock granted on July 25, 2016, which vests in five equal annual installments beginning on July 25, 2017 and is fully vested on July 25, 2021.

(3)	The stock options were granted on July 13, 2009 and vested in equal annual installments over a five year period commencing on the date of grant.

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

On July 13, 2009, we issued to Mr. Silcock under the 2007 Stock Incentive Plan options to purchase 40,000 shares of common stock at an exercise price of $0.20 per share, the last sales price of our common stock as reported on the OTCBB on the date of grant. The options vest in five equal annual installments and terminate ten years from the date of grant.

On July 25, 2016, we granted to Mr. Bristow and Mr. Silcock restricted stock awards each consisting of 25,000 shares of common stock. The awards vest in five equal annual installments beginning on July 25, 2017 and will be fully vested July 25, 2021. For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, please see “2007 Stock Incentive Plan ” in Item 12 below.

We do not have any employment agreements with any of our named executive officers. Each year we consider payment of discretionary cash bonuses based primarily on Company and to a lesser extent, individual performance. Based on our financial performance in 2016 and 2017, we awarded discretionary bonuses to our named executive officers. We believe these bonuses were not only commensurate with our overall financial performance, but were also necessary to motivate and retain our key officers.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for year ended December 31, 2017 for those persons who served as members of our Board of Directors during 2017:

Name (1)	Fees earned or paid in cash ($)	Stock Awards ($)(2)	All Other Compensation	Total ($)
Paul G Casner (3)	20,000		11,000 (4)	31,000
Thomas C. Lynch (3)	20,000		-	20,000
Tom L. Schaffnit (3)	20,000			20,000
David Jolly	20,000	11,100 (5)	-	31,100

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our Board of Directors in 2017.
(2)	The grant date fair value computed in accordance with FASB ASC Topic 718 was based on closing market price of our common stock on the date of grant.
(3)	As of December 31, 2017, Messrs. Casner, Lynch and Schaffnit each held options to purchase 20,000 shares of common stock and held 24,000 shares of restricted stock.
(4)	Consists of management consulting fees. See ITEM 13 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE below.
(5)

In connection with his appointment to our Board of Directors on January 30, 2017, we granted Mr. Jolly a restricted stock award consisting of 30,000 shares of common stock. The award vests in three equal annual installments over the three-year period commencing on the date of grant.

Narrative Disclosure to Director Compensation Table

We pay an annual fee of $20,000 to each of our non-employee directors. We also make periodic grants of equity awards to our non-employee directors. Each member of our Board of Directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.

For a more complete description of the terms and conditions of the award set forth in the table above, including a description of the change in control provisions, see “ 2007 Stock Incentive Plan ” in Item 12 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 19, 2018 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Walter T. Bristow	103,000(2)	*
Paul G. Casner	451,000(3)	1.3%
David W. Jolly	30,000(4)	*
Patricia A. Kapp	253,000(5)	*
Thomas C. Lynch	406,040(3)	1.2%
Mark I. Malone	30,000(6)
Thomas J. Meaney	6,024,235	17.0%
Tom L. Schaffnit	851,400(3)	2.4%
David Henry Silcock	107,730(7)	*
Zell Capital LP, 885 Sixth Avenue, New York, NY 10001	1,824,351	5.1%
All Current Directors and Officers as a Group (nine persons)	8,256,405	23.5%
*Less than 1%

(1)     The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 19, 2018 upon the exercise or conversion of outstanding options or other convertible securities. This table has been prepared based on 35,561,775 shares of common stock outstanding on March 19, 2018. Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2)     Includes 25,000 shares of restricted common stock which vest in five equal annual installments commencing July 25, 2017.

(3)     Includes 20,000 shares issuable upon exercise of options. Also includes 24,000 shares of restricted stock which vest in three equal annual installments commencing July 25, 2017.

(4)     Consists of 30,000 shares of restricted stock which vest in three equal annual installments commencing January 31, 2018.

(5)     Includes 40,000 shares issuable upon exercise of options.

(6)     Consists of 30,000 shares of restricted stock which vest in three equal annual installments commencing May 1, 2018.

(7)     Includes 40,000 shares issuable upon exercise of options. Also includes 25,000 shares of restricted common stock which vest in five equal annual installments commencing July 25, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted– average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	222,000	$0.19	3,000,000
Total	222,000	$0.19	3,000,000

2017 Omnibus Incentive Plan

On July 24, 2017, we adopted the Mikros Systems Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”) under which we may grant cash and equity-based incentive awards to eligible service providers. The 2017 Plan is administered by the compensation committee of the board of directors, which may delegate its duties and responsibilities to one or more officers, agents or advisors (referred to collectively as the plan administrator below), subject to the limitations imposed under the 2017 Plan and applicable law. The aggregate number of shares of common stock available for issuance under the 2017 Plan is 3,000,000 shares.

The 2017 Plan provides for the grant of stock options, stock appreciation rights, or SARs, restricted stock, dividend equivalents, restricted stock units, performance awards, performance cash awards, and other stock or cash based awards. All awards under the 2017 Plan will be set forth in award agreements, which will detail the terms and conditions of awards, which may include any applicable vesting and payment terms and post-termination exercise limitations. Until such time, if any, that the 2017 Plan is approved by our stockholders, we may not issue incentive stock options, or ISOs.

The plan administrator may select performance measures for an award to establish performance goals for a performance period. When determining performance goals, the plan administrator may provide for the inclusion or exclusion of the impact of certain non-recurring events as well as certain legal, regulatory, tax or accounting changes.

In the event of a change in control in which outstanding awards under the 2017 Plan are not assumed or substituted, then prior to the change in control (i) all outstanding options and SARs will become immediately exercisable in full and will terminate upon consummation of the change in control; (ii) all restrictions and vesting requirements applicable to any award based solely on the continued service of the participant will terminate; and (iii) all awards, the vesting or payment of which are based on performance goals, will vest as though such performance goals were achieved at target. Notwithstanding the foregoing, in connection with a change in control, the plan administrator may determine that outstanding stock-based awards granted under the 2017 Plan, whether or not exercisable or vested, will be canceled and terminated in exchange for a cash payment (or the delivery of shares, other securities or a combination of cash, shares and securities) equal to the difference, if any, between the consideration to be received by Company stockholders in respect of a share of common stock in connection with such change in control and the purchase price per share, if any, under the award, multiplied by the number of shares of common stock subject to such award.

Our board of directors may terminate the 2017 Plan at any time and the plan administrator may amend the 2017 Plan at any time; however, no amendment, other than an amendment that increases the number of shares available under the 2017 Plan, may adversely affect an award outstanding under the 2017 Plan without the consent of the affected participant, and stockholder approval will be obtained for any amendment to the extent necessary to comply with applicable law or SAR to reduce its price per share. The 2017 Plan will remain in effect until the day before the tenth anniversary of the date it was initially approved by our board of directors, unless earlier terminated by our board of directors. No awards may be granted under the 2017 Plan after its termination. As of the date of this report, no awards have been issued under the 2017 Plan.

2007 Stock Incentive Plan

On August 6, 2007, we adopted the Mikros Systems Corporation 2007 Stock Incentive Plan (the "Plan"). The Plan provided for the issuance of up to 3,000,000 shares of our common stock in the form of stock options or restricted stock awards to our employees, officers or directors as well as our consultants or advisors. The Plan terminated on August 5, 2017. The Plan is administered by our Board of Directors which has full and final authority to interpret the Plan. To the extent permitted by applicable law, our Board may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not a "qualified plan" under Section 401(a) of the Internal Revenue Code of 1986, as amended.

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options. Except as may otherwise set forth in an award agreement, upon the occurrence of a reorganization event other than a liquidation or dissolution of the Company, the repurchase and other rights of the Company under each outstanding restricted stock award shall inure to the benefit of the Company’s successor. Upon the occurrence of a reorganization event involving the liquidation or dissolution of the Company, an outstanding restricted stock award may be subject to acceleration of vesting unless otherwise provided in the award agreement. As of the date of this report, we have issued options under the Plan to purchase 222,000 shares of common stock and issued 457,000 share of restricted stock under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Procedures for the Approval of Related Person Transactions

Our Board of Directors reviews and, if appropriate, approves in advance all related person transactions.  At any time in which an executive officer, director or nominee for director becomes aware of any contemplated transaction that, in that person’s judgment may be a related person transaction, the executive officer, director or nominee for director is expected to notify the Chairman of the Board of Directors, or in the event the Chairman of the Board has an interest, the Secretary of the Company, of the transaction. Generally, the directors having no interest in the proposed transaction review such transaction and may consult with outside legal counsel regarding whether the transaction is, in fact, a related person transaction requiring special approval by the Board of Directors. If the transaction is considered to be a related person transaction, then the directors having no interest in the proposed transaction will review and if appropriate, approve the transaction at its next scheduled meeting or at a special meeting.

Related Person Transactions

Consulting Arrangement. During the years ended December 31, 2017 and 2016, we paid $11,000 and $10,000, respectively, to Paul Casner, the Chairman of our Board of Directors, in consideration of management consulting services.

Recapitalization Transaction. In 2016, we completed the Recapitalization Transaction pursuant to which all issued and outstanding shares of our preferred stock were exchanged or redeemed and we repurchased 2,084,167 issued and outstanding shares of common stock in exchange for aggregate cash payments of $540,892, and issuance of 5,089,189 shares of common stock. Thomas Meaney, our President, Chief Executive Officer and a Director of the Company, owned 50,000 Convertible Preferred Shares, 649,925 Series B Shares, 5,000 Series C Shares, and 138,000 Series D Shares. Pursuant to the Recapitalization Transaction, we paid $125,000 and issued 2,533,168 shares of common stock to Mr. Meaney in exchange for these shares. The United States Small Business Administration (the “SBA”), a principal stockholder of the Company at the time of the Recapitalization, owned 2,084,167 shares of common stock, 231,961 Series B Shares, and 138,000 Series D Shares. Pursuant to the Recapitalization Transaction, we paid $250,000 to the SBA in exchange for these shares. In light of these interests, our Board of Directors formed a Corporate Administration Committee (the “Committee”) consisting of Tom Schaffnit (Chair), Paul Casner and Thomas Lynch, none of whom had any economic or other interest in the Recapitalization Transaction. The Committee negotiated the terms of the Recapitalization Transaction with the holders of the Series D Shares, the SBA, and Mr. Meaney.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market, we have determined that Thomas C. Lynch, Tom L. Schaffnit and David W. Jolly are independent.

With regard to our Audit Committee, the Board of Directors has determined that Messrs. Jolly, Lynch and Schaffnit (Chair), who constitute a majority of the members of the Audit Committee, are independent with respect to the independence criteria for Audit Committee members set forth in Rule 5605(c)(2) of the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We engaged BDO USA, LLP for the audit of our financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q. Aggregate fees billed and expenses to be billed for the foregoing professional services for the years ended December 31, 2017 and 2016 were $70,350 and $56,194, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2017 and 2016.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2017 and 2016.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2017 and 2016.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or incorporated by reference as part of this report:

3.1

Restated Certificate of Incorporation of Mikros Systems Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2017).

3.2	By-laws of Mikros Systems Corporation

3.3

Amendment No. 1 to the By-laws of Mikros Systems Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2017).

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

10.3

Exchange Agreement by and between Mikros Systems Corporation and the United States Small Business Association dated May 3, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 15, 2016).

10.4

Mikros Systems Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2017).

10.5

Form of Restricted Stock Award Agreement under the Mikros Systems Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2017).

10.6

Form of Stock Option Agreement under the Mikros Systems Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2017).

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

Item 16.   10-K Summary — None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Dated: April 2, 2018	By:	/s/ Thomas J. Meaney

Thomas J. Meaney Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	April 2, 2018
Paul G. Casner, Director

/s/ Thomas C. Lynch	April 2, 2018
Thomas C. Lynch, Director

/s/ Thomas J. Meaney	April 2, 2018
Thomas J. Meaney, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Tom L. Schaffnit	April 2, 2018
Tom L. Schaffnit, Director

/s/ David W. Jolly	April 2, 2018
David W. Jolly, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

MIKROS SYSTEMS CORPORATION

Princeton, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mikros Systems Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive income, shareholders’ equity, and cash flows for the each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania

April 2, 2018

Mikros Systems Corporation
Balance Sheets

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$1,173,177	$858,868
Receivables on government contracts	1,697,997	1,704,301
Prepaid expenses and other current assets	72,542	55,144
Total current assets	2,943,716	2,618,313
Property and equipment
Equipment	171,018	95,693
Leasehold improvements	21,306	-
Furniture & fixtures	37,557	16,394
Less: accumulated depreciation	(106,570)	(86,436)
Property and equipment, net	123,311	25,651
Intangible assets	137,683	128,916
Less: accumulated amortization	(54,101)	(32,947)
Intangible assets, net	83,582	95,969
Deferred tax assets	8,745	204,991
Total assets	$3,159,354	$2,944,924
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$575,926	$460,434
Accounts payable and accrued expenses	482,873	338,872
Accrued warranty expense	40,000	240,980
Deferred revenue	18,750	7,500
Total current liabilities	1,117,549	1,047,786
Long-term liabilities	21,920	140,377
Total liabilities	1,139,469	1,188,163

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,561,775 and 35,424,775 shares, respectively	355,619	354,249
Capital in excess of par value	10,087,843	10,061,894
Accumulated deficit	(8,423,577)	(8,659,382)
Total shareholders' equity	2,019,885	1,756,761
Total liabilities and shareholders' equity	$3,159,354	$2,944,924

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Income and Comprehensive Income

	Year Ended
	December 31,	December 31,
	2017	2016

Contract Revenues	$7,196,131	$5,067,365

Cost of sales	2,994,087	2,047,002

Gross margin	4,202,044	3,020,363

Expenses:
Engineering	2,180,003	1,632,228
General and administrative	1,565,240	1,213,718

Total expenses	3,745,243	2,845,946

Income from operations	456,801	174,417

Other income	2,834	4,498

Net income before income taxes	459,635	178,915

Income tax expense	223,830	96,425

Net income and comprehensive income	235,805	82,490

Discount upon exchange of Preferred Stock, net of related fees	-	1,043,258

Net income available to common shareholders	$235,805	$1,125,748

Income per common share - basic	$0.01	$0.03

Basic weighted average number of shares outstanding	35,519,394	33,793,116

Income per common share - diluted	$0.01	$0.03

Diluted weighted average number of shares outstanding	35,879,261	35,616,340

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Shareholders' Equity

	Preferred Stock Series B		Convertible Preferred Stock		Preferred Stock Series D		Common Stock		Capital in
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at December 31, 2015	1,102,433	$11,024	255,000	$2,550	690,000	$6,900	32,025,753	$320,258	$11,631,732	$(9,785,130)	$2,187,334
Extinguishment of Preferred Stock in exchange for cash and Common Stock	(1,102,433)	(11,024)	(255,000)	(2,550)	(690,000)	(6,900)	5,089,189	50,893	(1,445,868)	1,043,258	(372,191)
Purchase of Common Stock	-	-	-	-	-	-	(2,084,167)	(20,842)	(126,609)	-	(147,451)
Common shares issued to employees and directors	-	-	-	-	-	-	387,000	3,870	(3,870)	-	-
Stock compensation	-	-	-	-	-	-	-	-	6,229	-	6,229
Exercise of non-restricted stock awards	-	-	-	-	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	-	-	-	-	82,490	82,490
Balance at December 31, 2016	-	-	-	-	-	-	35,424,775	354,249	10,061,894	(8,659,382)	1,756,761
Stock compensation	-	-	-	-	-	-	-	-	14,969	-	14,969
Exercise of non-restricted stock awards	-	-	-	-	-	-	67,000	670	11,680	-	12,350
Restricted common shares issued	-	-	-	-	-	-	70,000	700	(700)	-	-
Net income	-	-	-	-	-	-	-	-	-	235,805	235,805
Balance at December 31, 2017	-	$-	-	$-	-	$-	35,561,775	$355,619	$10,087,843	$(8,423,577)	$2,019,885

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Cash Flows

	Year ended December 31,
	2017	2016

Cash flows from operating activities
Net income	$235,805	$82,490
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:

Depreciation and amortization	45,145	37,314
Deferred tax expense	196,246	9,558
Share-based compensation expense	14,969	6,229
Change in contingent liability	(116,000)	-
Changes in assets and liabilities:
Decrease (increase) in receivables on government contracts	6,304	(1,273,289)
Increase in prepaid expenses and other current assets	(17,398)	4,061
Increase (decrease) in accrued payroll and payroll taxes	115,492	(113,585)
(Decrease) in accounts payable and accrued expenses	144,001	(39,056)
(Decrease) in accrued warranty expense	(200,980)	(118,674)
Increase (decrease) in deferred revenue	11,250	(16,500)
(Decrease) increase in long-term liabilities	(2,457)	22,941
Net cash provided by (used in) operating activities	432,377	(1,398,511)
Cash flows from investing activities:
Payments related to intangible assets	(8,766)	(1,534)
Purchase of property and equipment	(121,652)	-
Net cash used in investing activities:	(130,418)	(1,534)
Cash flows from financing activities:
Exercise of stock options	12,350	350
Payments to preferred shareholders in conjunction with a recapitalization	-	(393,441)
Payments to acquire and retire Common Stock	-	(147,451)
Professional fees paid in conjunction with recapitalization	-	(59,200)
Net cash provided by (used in) financing activities:	12,350	(599,742)
Net increase (decrease) in cash and cash equivalents	314,309	(1,999,787)
Cash and cash equivalents, beginning of period	858,868	2,858,655
Cash and cash equivalents, end of period	$1,173,177	$858,868
Supplement cash flow information:
Cash paid during the period for income taxes	$95,150	$109,500

Noncash investing and financing activities:
Issuance of common stock in in exchange for preferred stock	$-	$593,069

See Notes to Unaudited Condensed Financial Statements

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

In 2015, the Company expanded its business by acquiring certain software and related assets which comprise the Company’s Prognostics Framework® (PF) and Diagnostic Profiler® (DP) products which analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. These products provide software capabilities which complement the Company’s maintenance hardware products (ADEPT and ADSSS), and allow it to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that the Company has a complete hardware/software solution for advanced maintenance, it is expanding into commercial and industrial markets.

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

Concentrations of credit risk

Substantially all of the Company’s revenue is derived from Small Business Innovation Research (“SBIR”) and Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contracts for the federal government. Approximately 99% and 98% of revenues in 2017 and 2016, respectively, were realized in connection with task orders issued under the IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and to provide research, development, and program management and implementation of improvements to these units. Although the Company’s operations are not subject to any particular government approval or regulations, the Company is dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which the Company competes.

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

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. All of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2017 and 2016.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3-7 years. Depreciation expense amounted to $23,991 and $16,179 for the years ended December 31, 2017 and 2016, respectively, and is included in engineering expense.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2017 or 2016.

Revenue Recognition

The Company is engaged in research and development contracts with the federal government to develop certain technology to be utilized by the U.S. Department of Defense (“DoD”). The contracts are cost plus fixed fee and firm fixed price contracts and revenue is recognized on the basis of such measurement of partial performance as will reflect reasonably assured realization or delivery of completed articles. Fees earned under the Company’s contracts may also be accrued as they are billable, under the terms of the agreements, unless such accrual is not reasonably related to the proportionate performance of the total work or services to be performed by the Company from inception to completion. Under the terms of certain contracts, fixed fees are not recognized until the receipt of full payment has become unconditional, that is, when the product has been delivered and accepted by the federal government. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. The Company’s backlog includes future Adaptive Diagnostic Electronic Portable Testset (“ADEPT”) units to be developed and delivered to the federal government.

The Company recognizes revenue as it relates to the license of software when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable. The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. Software license agreements include post-contract customer support ("PCS"). For the Company’s software and software-related multiple element arrangements, where customers purchase both software related products and software related services, the Company uses vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. The Company has established VSOE of fair value for the majority of the PCS, professional services, and training. Given the limited number of sales related to this software, and the fact that the Company does not sell the PCS element separately, there is no VSOE currently available to bifurcate the PCS element from the contract. In accordance with Accounting Standards Codification Topic 985-605-25-10a, the fees earned from sale of licenses to which the only undelivered element is the PCS, are recognized ratably over the life of the contract. Revenues from the sale of software licenses and maintenance for the year ended December 31, 2017 and 2016 were $33,750 and $84,001, respectively. At December 31, 2017 and 2016, deferred revenues amounted to $18,750 and $7,500, respectively.

Unbilled revenue reflects work performed, but not billed at the time, per contractual requirements. As of December 31, 2017 and 2016, the Company had unbilled revenues of $139,235 and $235,421, respectively which are recorded within receivables on government contracts in the Company’s balance sheet. Billings to customers in excess of revenue earned are classified as advanced billings, and shown as a liability. As of December 31, 2017 and 2016, there were no advanced billings.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during the 12 month period following delivery and acceptance of production units by the government. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company had net warranty recoveries, which are a component of the Company’s cost of sales of $198,967 and $84,501 for the years ended December 31, 2017 and 2016, respectively. Since the inception of the IDIQ contract awarded to the Company in March 2010, the Company has delivered 200 ADEPT units. As of December 31, 2017, there are 11 ADEPT units that remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity for:

	December 31,
	2017	2016
Balance, beginning of the period	$240,980	$359,654
Provision for product warranty	40,000	1,800
Product warranty expirations	(238,967)	(86,301)
Product warranty costs paid	(2,013)	(34,173)
Balance, end of the period	$40,000	$240,980

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Year ended December 31,
	2017	2016

Salaries	$228,610	$70,493
Other costs	64,117	24,252
	$292,727	$94,745

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. In 2015, the Company recorded an estimated liability for the estimated purchase price of this license based on the estimated license sales and agreed upon payments due to VSE Corporation over the term of the agreement which is based on the number of sales of these licenses over a six year period.  At December 31, 2017 and 2016, the company had accrued a long-term liability of $0 and $116,000, respectively, representing the Company’s estimated obligation to VSE Corporation based on future projected license sales through the end of the agreement.  The reduction in the contingent liability of $116,000 was recorded in general and administrative expenses.

Licenses are amortized using a straight-line method over their estimated life of six years. For the years ended December 31, 2017 and 2016, amortization expense amounted to $21,000 each year and is included in general and administrative expenses on the Statements of Operations and Comprehensive Income. Amortization expense for 2018 through 2020 will be $21,000 per year and for 2021 will be $10,500.

The Company has developed and continues to develop intellectual property (technology and data) under SBIR and other contracts. The request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is a registered trademark of the Company. Under SBIR data rights, the Company is protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract. Trade names and trademarks with finite lives are amortized using the straight-line method over their estimated useful lives. For each of the years ended December 31, 2017 and 2016, amortization expense amounted to $153 and $136, respectively, which related to the cost of the patents and trademarks and is included in engineering expenses on the Statements of Operations and Comprehensive Income.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Share-based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There were no stock options issued for the years ended December 31, 2017 and 2016. During 2017, the Company granted an aggregate of 70,000 shares pursuant to restricted stock awards. The fair value of the restricted stock awards which amounted to $32,400 was determined on the date of grant using the Company’s closing stock price. The fair value of the restricted stock awards will be amortized over the vesting period of three to five years utilizing the straight-line method.

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

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified. Therefore, as of December 31, 2017 and 2016, there were no tax contingencies or unrecognized tax positions recorded.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties, such penalties will be included as an operating expense.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “2017 Tax Act”), which enacts a broad range of changes to the Code, was signed into law. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States including, but not limited to, the imposition of a one-time tax on accumulated post-1986 deferred foreign income that has not previously been subject to tax and modifications to the treatment of certain intercompany transactions. The Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact which was not significant was recognized in tax expense for the year ended December 31, 2017, the year of enactment. The Company continues to examine the impact this tax legislation may have on its business.

Earnings (loss) per share

Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method for options and if-converted method for convertible preferred securities. Potentially dilutive securities include employee stock options, unvested restricted stock, Series B Preferred Stock, and Convertible Preferred Stock (see “Note 3. Recapitalization and Shareholders’ Equity" below).

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Shares of the Company's Convertible Preferred Stock were considered participating securities since each instrument contained a non-forfeitable right to dividends and distributions with common shareholders. ASC 260-10-45 requires that the two-class method of computing basic EPS be applied. Under the two-class method, the Company's stock options and restricted stock are not considered to be participating securities. Dividends on common stock were not declared in 2017 or 2016.

Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address specific consequences of the Tax Reform Act. The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact of the new standard on the Company's Consolidated Financial Statements.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

In May 2017, the FASB issued an Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting (Topic 718) ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company anticipates this standard will have no impact on its Consolidated Financial Statements.

In February 2017, the FASB issued ASU No. 2017-02, “Leases (Topic 842)”. ASU 2017-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2017-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. While the Company is currently evaluating the effect ASU 2017-02 will have on the financial statements and disclosures, the adoption of this ASU will result in an increase to the Company’s stated assets and liabilities.

In May 2014, the FASB issued an ASU for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.

The Company has a team in place to analyze the new standard and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company is completing contract evaluations and validating the results of applying the new revenue guidance and is in the process of finalizing its accounting policies, drafting the new disclosures, quantifying the potential financial adjustment and completing its evaluation of the impact of the accounting and disclosure requirements on business processes, controls and systems. Full implementation will be completed by April 2018. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

Note 3 – Recapitalization

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

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The Company entered into a separate exchange agreement (the “SBA Exchange Agreement”) with the United States Small Business Administration (“SBA”), pursuant to which it agreed to pay $250,000 to the SBA in exchange for all shares of preferred stock, all 2,084,167 shares of common stock then owned by the SBA, and the 1,658,540 shares of common stock which would have been issuable to the SBA if it had participated in the Exchange Agreements on the same terms as the other holders of the Company’s preferred stock. In the second and third quarters of 2016, the Company conducted closings under the Exchange Agreements and the SBA Exchange Agreement and completed the redemption of the remaining issues and outstanding preferred shares, pursuant to which it issued an aggregate of 5,089,189 shares of common stock and made aggregate cash payments of $540,892. The Company determined the difference between the fair value of the Company’s common stock and the cash paid to the holders of the preferred stock and the carrying amount of the preferred stock (net of issuance costs of $59,200) which amounted to $1,043,258 and added this amount to net income in the calculation of earnings per share (see Note 6 below). In addition, the discount upon exchange of the preferred stock (net of the related fees) was recorded in retained earnings since it represents a return from the preferred shareholders. The Company accounted for the purchase and subsequent retirement of the common stock from the SBA as the purchase of treasury stock and this was recorded based on the amount paid to repurchase its shares.

Note 4 – Income Taxes

The income tax provision is comprised of the following for the years ended December 31:

	Year ended December 31,
	2017	2016
Current
State	$12,500	$19,801
Federal	15,084	67,066
	27,584	86,867
Deferred
State	31,368	1,560
Federal	164,878	7,998
	196,246	9,558

Income tax expense	$223,830	$96,425

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year ended December 31,
	2017	2016
Federal statutory rate	34.0%	34.0%
State taxes	6.1	7.8
Stock compensation	7.6	-
Nondeductible lobbying expenses	3.2	7.4
Other Nondeductible/Nontaxable Items	2.2	7.0
Other,net	(4.4)	(2.3)
Effective tax rate	48.7%	53.9%

Deferred tax assets consist of the following as of December 31:

	December 31,
	2017	2016
Intangible assets	$(14,275)	$28,279
Accrued warranty expense	10,366	91,828
Accrued payroll	26,016	28,282
Share-based compensation	116	54,663
State net operation loss carryforward	8,918	7,442
Other,net	5,680	1,939
Property and equipment	(19,158)	-
Valuation allowance	(8,918)	(7,442)
	$8,745	$204,991

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers both positive and negative evidence in making this assessment, including the future reversal of existing temporary taxable differences, projected future taxable income, any recent expiration of unused net operating losses and tax planning strategies.

The Company continues to analyze its income tax positions and no significant income tax uncertainties were identified in 2017 and 2016. Therefore, the Company recognized no tax contingencies or unrecognized tax positions for the years ended December 31, 2017 and 2016. The Company is not currently under examination by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2014 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2012.

Note 5 – Share-Based Compensation

2007 Stock Incentive Option Plan

A summary of the Company’s 2007 Stock Incentive Plan as of December 31, 2017 and 2016 is as follows:

`	December 31, 2017
		Weighted	Weighted
	Options	Exercise Price	Life (in years)
Options outstanding - January 1, 2017	624,000	$0.39	1.64
Granted	-
Exercised	(67,000)	0.19
Forfeited/Cancelled	(335,000)	0.55
Options outstanding - December 31, 2017	222,000	$0.19	1.63
Options exercisable - December 31, 2017	215,000	$0.20	1.63

	December 31, 2016
		Weighted	Weighted
	Options	Exercise Price	Life (in years)
Options outstanding - January 1, 2016	631,000	$0.38	2.69
Granted	-
Exercised	(7,000)	0.05
Forfeited/Cancelled	-
Options outstanding - December 31, 2016	624,000	$0.39	1.64
Options exercisable - December 31, 2016	610,000	$0.19	1.63

There were no options granted in 2017 or 2016. The aggregate intrinsic value of options outstanding at December 31, 2017 and 2016 under the 2007 Stock Incentive Plan was $56,550 and $2,100, respectively. The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2017 and 2016. The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes Merton option pricing model.

There were a total of 7,000 and 14,000 unvested options at December 31, 2017 and 2016 respectively. The total fair value of vested options as of December 31, 2017 and 2016 was approximately $97,000 and $122,000, respectively. For the years ended December 31, 2017 and 2016, the Company recognized share-based compensation expense of $153 and $139, respectively. As of December 31, 2017 and 2016, there was $5 and $144, respectively, of unamortized stock option compensation expense.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Restricted Stock

At December 31, 2017 and 2016, there were 457,000 and 387,000 restricted stock awards outstanding, respectively. The Company recognized stock-based compensation expense for restricted stock of $14,816 and $6,099 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there were 370,000 shares of restricted stock unvested and $59,876 of unrecognized share-based compensation expense that will be recognized in future periods.

Note 6 – Earnings (Loss) Per Share

The Company’s calculation of earnings per share is as follows:

	Year ended December 31,
	2017	2016
Basic earnings per common share:
Net income	235,805	82,490
Discount upon exchange of Preferred Stock, net of related fees	-	1,043,258
	235,805	1,125,748
Portion allocable to common shareholders	100.0%	99.7%
Net income available to common shareholders	235,805	1,122,371

Weighted average basic shares outstanding	35,519,394	33,793,116
Basic (loss) income per common share	$0.01	$0.03

Dilutive earnings per common share:
Net income allocable to common shareholders	235,805	1,122,371
Add: undistributed earnings allocated to participating securities	-	3,377
Numerator for diluted earnings per common share	235,805	1,125,748

Weighted average shares outstanding - basic	35,519,394	33,793,116
Diluted effect:
Stock options	75,400	14,000
Unvested restricted stock units	284,467	5,500
Conversion equivalent of dilutive Series B Convertible Preferred Stock	-	1,687,053
Conversion equivalent of dilutive Convertible Preferred Stock	-	116,671
Weighted average dilutive shares outstanding	35,879,261	35,616,340
Dilutive income per common share	$0.01	$0.03

For 2016, net income per common share information is computed using the two-class method. Under the two-class method, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The table below sets forth the calculation of the percentage of net earnings allocable to common shareholders under the two-class method:

	Year ended December 31,
	2017	2016
Numerator:
Weighted average participating common shares	35,519,394	33,793,116
Denominator:
Weighted average participating common shares	35,519,394	33,793,116
Add: Weighted average shares of Convertible Preferred Stock	-	116,671
Weighted average participating shares	35,519,394	33,909,787
Portion allocable to common shareholders	100.0%	99.7%

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Diluted earnings per share for the years ended December 31, 2017 and 2016 do not reflect following potential common shares, as the effect would be antidilutive.

	Year ended December 31,
	2017	2016

Stock options	-	610,000

Unvested restricted stock	70,000	-

Note 7 - Commitments

Leases

The Company’s principal executive offices are located in Princeton, New Jersey. Monthly rent is $75.

The engineering research, design and development facility is located in Fort Washington, Pennsylvania where the Company leases general office space under a lease agreement that continues through September 2022. Rent is being expensed on a straight-line basis over the term of the lease. Future lease payments of the following for the years ended December 31:

2018	$135,977
2019	138,977
2020	141,976
2021	144,976
2022	110,857
$672,763

The Company also leases a facility in Largo, Florida which supports production of the ADEPT product line and quality assurance, field support, and life cycle management. In October 2017, the Company entered into a lease for a period of one year at a monthly rent of $3,069.

The Company maintains a marketing office in Washington, D.C. under a month to month lease.

Total rent expense during 2017 and 2016 was $144,950 and $132,995, respectively.

Line of credit

On January 31, 2018, the Company entered into a line of credit with PNC Bank. Under the terms of the line of credit, the Company can borrow up to $550,000. The line of credit is collateralized by substantially all of the assets of the Company. Interest is payable monthly at a rate of LIBOR plus 250 basis points.

Note 8 – Related Party Transactions

For the years ended December 31, 2017 and 2016, the Company paid $11,000 and $10,000, respectively, to Paul Casner, the Chairman of the Company’s Board of Directors, in consideration of management consulting services.

In 2016, the Company completed the Recapitalization Transaction pursuant to which all issued and outstanding shares of preferred stock were exchanged or redeemed and we repurchased 2,084,167 issued and outstanding shares of common stock in exchange for aggregate cash payments of $540,892, and issuance of 5,089,189 shares of common stock. Thomas Meaney, President, Chief Executive Officer and a Director of the Company, owned 50,000 Convertible Preferred Shares, 649,925 Series B Shares, 5,000 Series C Shares, and 138,000 Series D Shares. Pursuant to the Recapitalization Transaction, the Company paid $125,000 and issued 2,533,168 shares of common stock to Mr. Meaney in exchange for these shares. The United States Small Business Administration (the “SBA”), a principal stockholder of the Company at the time of the Recapitalization, owned 2,084,167 shares of common stock, 231,961 Series B Shares, and 138,000 Series D Shares. Pursuant to the Recapitalization Transaction, the Company paid $250,000 to the SBA in exchange for these shares. In light of these interests, the Board of Directors formed a Corporate Administration Committee (the “Committee”) consisting of Tom Schaffnit (Chair), Paul Casner and Thomas Lynch, none of whom had any economic or other interest in the Recapitalization Transaction. The Committee negotiated the terms of the Recapitalization Transaction with the holders of the Series D Shares, the SBA, and Mr. Meaney.