Form 10-Q
period 2018-03-31
MIKROS SYSTEMS CORP
filed 2018-05-15
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,568,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 11, 2018.

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,417,115	$1,173,177
Receivables on government contracts	1,627,878	1,697,997
Prepaid expenses and other current assets	279,058	72,542
Total current assets	3,324,051	2,943,716
Property and equipment:
Equipment	188,966	171,018
Leasehold improvements	21,306	21,306
Furniture & fixtures	38,659	37,557
Less: accumulated depreciation	(113,977)	(106,570)
Property and equipment, net	134,954	123,311
Intangible assets	137,950	137,683
Less: accumulated amortization	(59,389)	(54,101)
Intangible assets, net	78,561	83,582
Deferred tax assets	18,646	8,745
Total assets	$3,556,212	$3,159,354

Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$512,716	$575,926
Accounts payable and accrued expenses	796,737	482,873
Accrued warranty expense	40,000	40,000
Deferred revenue	7,500	18,750
Total current liabilities	1,356,953	1,117,549
Long-term liabilities	21,115	21,920
Total liabilities	1,378,068	1,139,469
Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,568,775 and 35,561,775 shares, respectively	355,689	355,619
Capital in excess of par value	10,092,727	10,087,843
Accumulated deficit	(8,270,272)	(8,423,577)
Total shareholders' equity	2,178,144	2,019,885
Total liabilities and shareholders' equity	$3,556,212	$3,159,354

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended,
	March 31,
	2018	2017

Contract revenues	$2,490,660	$1,754,973

Cost of sales	1,177,032	651,536

Gross margin	1,313,628	1,103,437

Expenses:
Engineering	640,293	517,180
General and administrative	451,678	408,903

Total expenses	1,091,971	926,083

Income from operations	221,657	177,354

Other income:
Interest	460	728

Net income before income taxes	222,117	178,082

Income tax expense	68,812	87,775

Net income available to common shareholders	$153,305	$90,307

Income per common share - basic	$-	$-

Basic weighted average number of shares outstanding	35,564,419	35,430,119

Income per common share - diluted	$-	$-

Diluted weighted average number of shares outstanding	35,829,565	35,643,392

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Shareholders' Equity (unaudited)

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in
	Number of shares	Par Value	Number of shares	Par Value	Excess of Par Value	Accumulated Deficit	Total
Balance at January 1, 2018	-	$-	35,561,775	$355,619	$10,087,843	$(8,423,577)	$2,019,885
Stock compensation	-	-	-	-	4,604	-	4,604
Exercise of non-restricted stock awards	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	153,305	153,305

Balance at March 31, 2018	-	$-	35,568,775	$355,689	$10,092,727	$(8,270,272)	$2,178,144

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net income	$153,305	$90,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,695	9,578
Deferred tax expense	(9,901)	35,169
Share-based compensation expense	4,604	2,639
Changes in assets and liabilities:
Decrease in receivables on government contracts	70,119	558,275
Decrease (increase) in prepaid expenses and other current assets	(206,516)	2,509
(Decrease) in accrued payroll and payroll taxes	(63,210)	(73,341)
Increase in accounts payable and accrued expenses	313,864	23,242
(Decrease) in accrued warranty expense	-	(142,890)
(Decrease) increase in deferred revenue	(11,250)	(7,500)
(Decrease) in long-term liabilities	(805)	(373)
Net cash provided by operating activities	262,905	497,615
Cash flows from investing activities:
Payments related to intangible assets	(267)	(788)
Purchase of property and equipment	(19,050)	(7,560)
Net cash used in investing activities:	(19,317)	(8,348)
Cash flows from financing activities:
Exercise of stock options	350	3,350
Net cash provided by financing activities:	350	3,350
Net increase in cash and cash equivalents	243,938	492,617
Cash and cash equivalents, beginning of period	1,173,177	858,868
Cash and cash equivalents, end of period	$1,417,115	$1,351,485

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, changes in stockholders’ equity from January 1, 2018 to March 31, 2018, and cash flows for the three months ended March 31, 2018 and 2017.

Note 2 – Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expanded the disclosure requirements for revenue arrangements. The new standard, as amended, was effective for the Company for interim and annual reporting periods beginning on January 1, 2018.

As discussed in Note 3, the Company adopted ASC 606 using the modified retrospective transition method. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, Revenue Recognition, the accounting standard in effect for periods ended prior to January 1, 2018. Based on contracts in process at December 31, 2017, the Company determined that the impact of the adoption of ASC 606 is immaterial and that the Company will not recognize any cumulative effect of adoption at January 1, 2018 in the Company’s statements of operations and comprehensive income for any historical or future period.

Note 3 – Significant Accounting Policies

Revenue Recognition

We provide our products and services under fixed-price and cost-reimbursable contracts. Under fixed-price contracts we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract. We also enter into cost-plus-fixed-fee contracts. The fixed-fee in a cost-plus-fixed-fee contract is negotiated at the inception of the contract and that fixed-fee does not vary with actual costs. We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We assess each contract at its inception to determine whether it should be combined with other contracts. When making this determination, we consider factors such as whether two or more contracts were negotiated and executed at or near the same time or were negotiated with an overall profit objective. If combined, we treat the combined contracts as a single contract for revenue recognition purposes.

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period. We classify net sales as products or services on our condensed statements of operations and comprehensive income based on the predominant attributes of the performance obligations.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. Our contracts do not include variable consideration. At the inception of a contract we estimate the transaction price based on our current rights and do not contemplate future modifications. Contracts are often subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, modifications to our contracts or delivery orders are distinct and will be accounted for as a separate contract.

We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. This continuous transfer of control of the work in process to the customer is supported by contract provisions that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process.

For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For performance obligations to provide services to the customer, revenue is recognized over a period of time based on costs incurred as our customer receives and consumes the benefits.

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 31, 2018, our ending backlog was $4.9 million. For arrangements with the Department of Defense (“DoD”), we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended March 31, 2018 and 2017, the Company recognized a net warranty recovery which is a component of the Company’s cost of sales of $0 and $(141,300), respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 200 ADEPT units. As of March 31, 2018, there are 11 ADEPT units that remain under the limited warranty coverage.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table reflects the reserve for product warranty activity for:

	March 31,	December 31,
	2018	2017
Balance, beginning of the period	$40,000	$240,980
Provision for product warranty	-	40,000
Product warranty expirations	-	(238,967)
Product warranty costs paid	-	(2,013)
Balance, end of the period	$40,000	$40,000

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three months ended March 31,
	2018	2017
Salaries	$37,026	$39,606
Other costs	3,793	2,189
	$40,819	$41,795

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

Licenses are amortized using a straight-line method over their estimated life of six years. For the three months ended March 31, 2018 and 2017, amortization expense related to the Company’s licenses amounted to $5,250 and $5,250, respectively, and are included in general and administrative expenses on the Statements of Operations and Comprehensive Income.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 4 – Income Per Share

Net income per common share information is as follows:

	Three Months Ended March 31,
Basic earnings per common share:	2018	2017
Net income allocable to common shareholders	$153,305	$90,307

Weighted average basic shares outstanding	35,564,419	35,430,119

Basic income per common share	$-	$-

Dilutive earnings per common share:
Net income allocable to common shareholders	$153,305	$90,307

Weighted average shares outstanding - basic	35,564,419	35,430,119
Diluted effect:
Stock options	70,364	71,523
Unvested restricted stock	194,782	141,750
Weighted average dilutive shares outstanding	35,829,565	35,643,392

Dilutive income per common share	$-	$-

Diluted net income per share for the three months ended March 31, 2018 and 2017 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three Months Ended March 31,
	2018	2017

Stock options	-	335,000

Unvested restricted stock	70,000	30,000

Note 5 – Income Tax Matters

At March 31, 2018, we estimated our annual effective tax rate for 2018 to be 31%. We recognized a tax expense of $68,812 for the three months ended March 31, 2018. At March 31, 2018, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has (increased) decreased its net deferred tax assets by $(9,901) and $35,169 during the three months ended March 31, 2018 and 2017, respectively. The change in deferred tax assets is attributable to the changes in various book/tax differences.

In December 2017, new legislation was signed into law reducing the corporate U.S. tax rate from 35% to 21% for tax years beginning after December 31, 2017, fully repealing the corporate alternative minimum tax and making the NOL carryforward period indefinite for NOLs generated after 2017. In accordance with ASC Topic 740, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. As of December 31, 2017, the Company re-measured its deferred tax balances based upon the new 21% tax rate.

While the Company has completed its provisional analysis of the income tax effects of the new legislation  and recorded a reasonable estimate of such effects, the amounts recorded related to the new legislation may differ, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions the Company may take as a result of this legislation. The Company will complete its analysis over a one-year measurement period ending no later than December 22, 2018, and any adjustments during this measurement period will be included as an adjustment to income tax expense/benefit in the reporting period when such adjustments are determined.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development: delays in the development of products; our ability to adequately integrate our software offerings into our business model, our ability to develop and market solutions for commercial customers, numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature; statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Position and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below and should be read in conjunction with our unaudited condensed financial statements and related information contained herein and in our audited financial statements as of December 31, 2017.

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

Product Portfolio

Revenues from our government contracts represented substantially all of our revenues for the year ended December 31, 2017. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

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

In August 2017, we received a modification to our ADEPT sustainment delivery order, adding $0.5 million to allow our manufacturing and depot center in Largo, Florida, (“M&D Center”) to continue to provide bi-annual sustainment services for units from the fleet cycling through our M&D Center. The sustainment efforts include implementing modifications of existing units (54 in total) awaiting fielding.

In September 2017, we received a delivery order in the amount of $2.4 million for the production and delivery of additional ADEPT units. These new units will continue our fleet support on Aegis cruisers and destroyers in the U.S. Navy. In 2018, we received additional modifications to our ADEPT IDIQ Contract and incremental awards for continued engineering services in the aggregate amount of $0.42 million. This funding will support necessary software enhancements to sustainment services for the ADEPT product out of our M&D Center.

In February and March 2018, we received modifications to our ADEPT sustainment delivery orders, adding $0.25 million to allow us to continue to provide bi-annual sustainment services for units from the fleet cycling through the M&D Center. In addition to those sustainment services, it allows our team at the M&D Center to provide training to sailors in the fleet to operate the ADEPT maintenance automation workstation.

Between January 2018 through April 2018, we received multiple contract awards which added funding to our ADEPT IDIQ Contract for Engineering Services. The total amount awarded in the first quarter of 2018 was $0.5 million and an additional $1.6 million was awarded in April 2018. This funding will allow us to continue supporting the ADEPT product line in the fleet and implementing necessary software enhancements to increase readiness.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the Federal government, our key performance indicator is the dollar volume of contracts and task orders awarded to us under our IDIQ contracts. Increases in the number and value of contracts and trade orders awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such awards, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the substantial majority of our revenue in 2017, and expected revenue in 2018, is or will be from sales of ADEPT units and ADSSS systems under our IDIQs contract, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

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

In 2018, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple task orders under our two IDIQ contracts, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our M&D Center.

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

Changes to Critical Accounting Policies and Estimates

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expanded the disclosure requirements for revenue arrangements. The new standard, as amended, was effective for the Company for interim and annual reporting periods beginning on January 1, 2018.

We adopted ASC 606 using the modified retrospective transition method. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to January 1, 2018.

Results of Operations

Three Months Ended March 31, 2018 and 2017

We generated revenues of $2,490,660 during the three months ended March 31, 2018 compared to $1,754,973 during the three months ended March 31, 2017, an increase of $735,687, or 42%. The increase was due primarily to a production order for 26 ADEPT units in September 2017, increase in revenue from engineering contracts, and the receipt of additional contracts for engineering services, support and repairs and calibration services.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended March 31, 2018 was $1,177,032 compared to $651,536 for the three months ended March 31, 2017, an increase of $525,496 or 81%. The increase was due primarily to the receipt of a production order for 26 ADEPT units in September 2017, increase in revenues from engineering contracts received in 2017, and the receipt of additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales increased to 47% of revenues for the three months ended March 31, 2018 as compared to 37% of revenues for the three months ended March 31, 2017. The increase was due primarily to the change of the mix of costs incurred in 2018 specifically, increases in direct labor, material and subcontract costs related to engineering service contracts.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended March 31, 2018 were $640,293 compared to $517,180 for the three months ended March 31, 2017, an increase of $123,113, or 24%. The increase in 2018 was due to increases in engineering salaries and fringe benefits for additional employees hired in 2017, recruiting costs, incentive compensation, engineering consulting fees, and training for engineers.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended March 31, 2018 were $451,678 compared to $408,903 for the three months ended March 31, 2017, an increase of $42,775, or 10%. The increase was due primarily to increases in bid and proposal salaries, insurance costs, and professional fees.

At March 31, 2018, we estimated our annual effective tax rate for 2018 to be 31%. We recognized a tax expense of $68,812 for the three months ended March 31, 2018. At March 31, 2018, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences. In December 2017, new legislation was signed into law reducing the corporate U.S. tax rate from 35% to 21% for tax years beginning after December 31, 2017.  Tax expense was $34,000 less under the lower 2018 rate than it would have been using the prior statutory tax rate.

We reported a net income of $153,305 for the three months ended March 31 2018 as compared to $90,307 for the three months ended March 31 2017, an increase of $62,998 or 70%. The increase was attributable primarily to the increase in revenues during the first quarter of 2018 which was offset by cost of sales increases in excess of our increase in revenue which was partially offset by smaller increases in our general and administrative expenses and engineering expenses, and a lower federal income tax rate.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2018, net cash provided by operations was $262,905 compared to net cash provided by operations of $497,615 during the three months ended March 31, 2017. The decrease was primarily due to the timing of receipts and payments related to our operating assets and liabilities.

Net cash used in investing activities was $19,317 in the three months ended March 31 2018 as compared to $8,348 in the three months ended March 31 2017, an increase of $10,969. The increase was due to the purchase of additional equipment, and furniture and fixtures, related to an expansion of our offices in Pennsylvania.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our chief executive officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2018, we issued 7,000 shares of common stock to an employee upon exercise of options at an exercise price of $0.05 per share.  The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

Item 6. Exhibits

No.	Description

10.1	Loan Agreement entered dated January 31, 2018, between Mikros Systems Corporation and PNC Bank, National Association.

10.2	Security Agreement dated January 31, 2018, between Mikros Systems Corporation and PNC Bank National Association.

10.3	Committed Line of Credit Note dated January 31, 2018 payable to PNC Bank National Association.

31.1

Certification of principal executive officer and principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

May 15, 2018	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer and Chief Financial Officer