Form 10-Q
period 2018-06-30
MIKROS SYSTEMS CORP
filed 2018-08-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,568,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 13, 2018.

TABLE OF CONTENTS

		PAGE #
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited)	1

	Condensed Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the Six Months Ended June 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 6.	Exhibits	15

	Signatures	15

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$1,081,202	$1,173,177
Receivables on government contracts	2,029,356	1,697,997
Prepaid expenses and other current assets	75,385	72,542
Total current assets	3,185,943	2,943,716
Property and equipment:
Equipment	178,867	171,018
Leasehold improvements	21,306	21,306
Furniture & fixtures	40,572	37,557
Less: accumulated depreciation	(93,931)	(106,570)
Property and equipment, net	146,814	123,311
Intangible assets	139,806	137,683
Less: accumulated amortization	(64,677)	(54,101)
Intangible assets, net	75,129	83,582
Deferred tax assets	36,028	8,745
Total assets	$3,443,914	$3,159,354
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$657,341	$575,926
Accounts payable and accrued expenses	424,650	482,873
Accrued warranty expense	61,641	40,000
Deferred revenue	13,750	18,750
Total current liabilities	1,157,382	1,117,549
Long-term liabilities	20,022	21,920
Total liabilities	1,177,404	1,139,469

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,568,775 and 35,561,775 shares, respectively	355,689	355,619
Capital in excess of par value	10,097,266	10,087,843
Accumulated deficit	(8,186,445)	(8,423,577)
Total shareholders' equity	2,266,510	2,019,885
Total liabilities and shareholders' equity	$3,443,914	$3,159,354

See Notes to Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Contract revenues	$2,242,111	$1,740,863	$4,732,771	$3,495,836

Cost of sales	1,102,407	621,582	2,279,439	1,273,118

Gross margin	1,139,704	1,119,281	2,453,332	2,222,718

Expenses:
Engineering	593,797	539,412	1,234,090	1,056,592
General and administrative	422,259	430,384	873,937	839,287

Total expenses	1,016,056	969,796	2,108,027	1,895,879

Income from operations	123,648	149,485	345,305	326,839

Other income:
Interest	456	724	916	1,453

Net income before income taxes	124,104	150,209	346,221	328,292

Income tax expense	40,277	73,985	109,089	161,760

Net income available to common shareholders	$83,827	$76,224	$237,132	$166,532

Income per common share - basic	$-	$-	$0.01	$-

Basic weighted average number of shares outstanding	35,568,775	35,528,094	35,566,609	35,091,624

Income per common share - diluted	$-	$-	$0.01	$-

Diluted weighted average number of shares outstanding	35,846,608	35,845,082	35,849,795	35,367,136

See Notes to Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Shareholders' Equity

(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Par Value	Number of shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 1, 2018	-	$-	35,561,775	$355,619	$10,087,843	$(8,423,577)	$2,019,885
Stock compensation	-	-	-	-	9,143	-	9,143
Exercise of stock awards	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	237,132	237,132

Balance at June 30, 2018	-	$-	35,568,775	$355,689	$10,097,266	$(8,186,445)	$2,266,510

See Notes to Condensed Financial Statements

Mikros Systems Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2018	2017

Cash flows from operating activities
Net income	$237,132	$166,532
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,456	19,423
Deferred tax expense	(27,283)	63,159
Share-based compensation expense	9,143	6,211
Changes in assets and liabilities:
(Increase) decrease in receivables on government contracts	(331,359)	170,517
(Increase) in prepaid expenses and other current assets	(2,843)	(21,960)
Increase in accrued payroll and payroll taxes	81,415	56,422
(Decrease) in accounts payable and accrued expenses	(58,223)	(46,804)
Increase (decrease) in accrued warranty expense	21,641	(240,980)
(Decrease) increase in deferred revenue	(5,000)	17,500
(Decrease) in long-term liabilities	(1,898)	(1,034)
Net cash (used in) provided by operating activities	(51,819)	188,986
Cash flows from investing activities:
Payments related to intangible assets	(2,123)	(4,709)
Purchase of property and equipment	(38,383)	(62,035)
Net cash used in investing activities	(40,506)	(66,744)
Cash flows from financing activities:
Exercise of stock options	350	11,350
Net cash provided by financing activities	350	11,350
Net (decrease) increase in cash and cash equivalents	(91,975)	133,592
Cash and cash equivalents, beginning of period	1,173,177	858,868
Cash and cash equivalents, end of period	$1,081,202	$992,460
Supplement cash flow information:
Cash paid during the period for income taxes	$26,000	$45,000

See Notes to Condensed Financial Statements

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, changes in stockholders’ equity from January 1, 2018 to June 30, 2018 and cash flows for the six months ended June 30, 2018 and 2017.

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

As discussed in Note 3, the Company adopted ASC 606 using the modified retrospective transition method. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, Revenue Recognition, the accounting standard in effect for periods ended prior to January 1, 2018. Based on contracts in process at December 31, 2017, the Company determined that the impact of the adoption of ASC 606 is immaterial and that the Company will not recognize any of the accelerated net sales at January 1, 2018 in the Company’s statements of operations for any historical or future period.

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

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period. We classify net sales as products or services on our statements of earnings based on the predominant attributes of the performance obligations.

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

We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. This continuous transfer of control of the work in process to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 30, 2018, our ending backlog was $6.6 million. For arrangements with the DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended June 30, 2018 and 2017, the Company recognized a warranty expense (benefit) of $40,000 and $(97,560), respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized a warranty expense (benefit) of $40,000 and $(238,967), respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 203 ADEPT units. As of June 30, 2018, there were 14 ADEPT units that remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity for:

	June 30,	December 31,
	2018	2017
Balance, beginning of the period	$40,000	$240,980
Provision for product warranty	40,000	40,000
Product warranty expirations	-	(238,967)
Product warranty costs paid	(18,359)	(2,013)
Balance, end of the period	$61,641	$40,000

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Research and Development Expense

Expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Salaries	$25,654	$51,473	$62,680	$91,079
Other costs	20,608	25,263	24,401	27,452
	$46,262	$76,736	$87,081	$118,531

Intangible Assets

The majority of the Company’s intangible assets is a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The DP software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The DP is also used by the US Air Force for depot test programs, and the PF is used by the US Army for several missile defense systems.

Licenses are amortized using a straight-line method over their estimated life of six years. For the three and six months ended June 30, 2018 and 2017, amortization expense related to the Company’s license amounted to $5,250 and $5,250 and $10,500 and $10,500, respectively, and is included in general and administrative expenses on the Statements of Income and Comprehensive Income.

Note 4 – Income Tax Matters

At June 30, 2018, we estimated our annual effective tax rate for 2018 to be 32%. We recognized a tax expense of $40,277 and $109,089 for the three and six months ended June 30, 2018. At June 30, 2018, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has (increased) decreased its net deferred tax assets by $(27,283) and $63,159 during the six months ended June 30, 2018 and 2017, respectively. The change in deferred tax assets is attributable to the changes in various book/tax differences.

In December 2017, new legislation was signed into law reducing the corporate U.S. Federal tax rate from 35% to 21% for tax years beginning after December 31, 2017, fully repealing the corporate alternative minimum tax and making the NOL carryforward period indefinite for NOLs generated after 2017. In accordance with ASC Topic 740, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. As of December 31, 2017, the Company re-measured its deferred tax balances based upon the new 21% tax rate.

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

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 5 – Income Per Share

Net income per common share information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per common share:
Net income	$83,827	$76,224	$237,132	$166,532

Weighted average basic shares outstanding	35,568,775	35,528,094	35,566,609	35,091,624

Basic (loss) income per common share	$-	$-	$0.01	$-

Dilutive earnings per common share:
Net income allocable to common shareholders	$83,827	$76,224	$237,132	$166,532

Weighted average shares outstanding - basic	35,568,775	35,528,094	35,566,609	35,091,624
Diluted effect:
Stock options	67,571	88,380	69,000	74,317
Unvested restricted stock	210,262	228,608	214,186	201,195
Weighted average dilutive shares outstanding	35,846,608	35,845,082	35,849,795	35,367,136

Dilutive income per common share	$-	$-	$0.01	$-

Diluted net income per share for the three and six months ended June 30, 2018 and 2017 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Stock options	-	335,000	-	335,000

Unvested restricted stock	70,000	60,000	70,000	60,000

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

Product Portfolio

Revenues from our government contracts represented substantially all of our revenues for the six months ended June 30, 2018. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Adaptive Diagnostic Electronic Portable Testset (ADEPT). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of the date of this report, we have delivered a total of 203 ADEPT units.

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

In February 2017, we were awarded a follow-on multi-year Small Business Innovation Research (SBIR) Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other logistics services. Since the award, we have received multiple delivery orders, some of which are described below.

In March and April 2017, we were awarded the second, third and fourth delivery orders under the ADEPT IDIQ Contract. The second delivery order covers engineering services in the amount of $11.5 million which will be funded incrementally and facilitate the engineering and technical support for the ADEPT program over three years. The third delivery order contract for $0.6 million is to provide sustainment services, such as calibration, repair, evaluations, and screenings of ADEPT units to be performed in our Manufacturing and Depot (M&D) Center in Largo, Florida. The fourth delivery order for $0.1 million is to provide training to sailors in the fleet to operate the ADEPT maintenance automation workstation.

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

In August 2017, we received a modification to our ADEPT sustainment delivery order, adding $0.5 million to allow our M&D Center in Largo, Florida, to continue to provide bi-annual sustainment services for units from the fleet cycling through our M&D Center.

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

Between January 2018 through April 2018, we received multiple contract awards which increased funding on our ADEPT IDIQ Contract for Engineering Services. The total amount awarded in the first quarter of 2018 was $0.5 million and an additional $1.6 million was awarded in April 2018. This funding will allow us to continue supporting the ADEPT product line in the fleet and implementing necessary software enhancements to increase readiness.

In June 2018, we received the second delivery order on our current multi-year IDIQ contract with the Naval Surface Warfare Center, Port Hueneme Division, relating to our ADSSS product. The award totaling $2.5 million will support the MK 99 FCS development, test and installation.

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

With regard to commercial markets, our Diagnostic Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP, which recently extended our Diagnostic Profiler software support for a fifth year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for applications such as FAA radar surveillance and support systems, power distribution and utilities infrastructure, commercial shipping, cooling and environmental systems, and other “complex distributed systems” to commercial customers. In that regard, we are currently developing a condition-based maintenance solution for heating ventilation, air conditioning and refrigeration (HVAC) equipment based on our proprietary Prognostics Framework solution. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians.

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

We generated revenues of $2,242,111 during the three months ended June 30, 2018 compared to $1,740,863 during the three months ended June 30, 2017, an increase of $501,248, or 29%. The increase was due primarily to the receipt of production order of 26 ADEPT units in September 2017, increase in revenue from engineering contracts, and the receipt of additional contracts for engineering services, support and repairs and calibration services.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales during the three months ended June 30, 2018 was $1,102,407 compared to $621,582 for the three months ended June 30, 2017, an increase of $480,825 or 77%. The increase was due primarily to the receipt of a production order for 26 ADEPT units in September 2017, increase in revenues from engineering contracts received in 2017, and the receipt of additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales was 49% and 36% of revenues for the three months ended June 30, 2018 and 2017, respectively.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended June 30, 2018 were $593,797 compared to $539,412 for the three months ended June 30, 2017, an increase of $54,385, or 10%. The increase in 2018 was due to increases in engineering salaries and fringe benefits for additional employees hired in the second half of 2017, incentive compensation and engineering consulting fees.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development (IR&D) which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended June 30, 2018 were $422,259 compared to $430,384 for the three months ended June 30, 2017, a decrease of $8,125, or 2%.

At June 30, 2018, we estimated our annual effective tax rate for 2017 to be 32%. We recognized a tax expense of $40,277 for the three months ended June 30, 2018 primarily due to expected net income for the remainder of 2018. At June 30, 2018, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences. In December 2017, new legislation was signed into law reducing the corporate U.S. tax rate from 35% to 21% for tax years beginning after December 31, 2017. Tax expense for the period was $19,000 less under the lower 2018 rate than it would have been using the prior statutory tax rate.

Six Months Ended June 30, 2018 and 2017

We generated revenues of $4,732,771 during the six months ended June 30, 2018 compared to $3,495,836 during the six months ended June 30, 2017, an increase of $1,236,935, or 35%. The increase was due primarily to a production order for 26 ADEPT units in September 2017, increase in revenue from engineering contracts, and the receipt of additional contracts for engineering services, support and repairs and calibration services.

Cost of sales for the six months ended June 30, 2018 was $2,279,439 compared to $1,273,118 for the six months ended June 30, 2017, an increase of $1,006,321 or 79%. The increase was due primarily to the receipt of a production order for 26 ADEPT units in September 2017, increase in revenues from engineering contracts received in 2017, and the receipt of additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales was 48% for the six months ended June 30, 2018 as compared to 36% of revenues for the six months ended June 30, 2017. The increase is due to an increase in production costs and other direct costs.

Engineering costs for the six months ended June 30, 2018 were $1,234,090 compared to $1,056,592 for the six months ended June 30, 2017, an increase of $177,498, or 17%. The increase in 2018 was due to increases in engineering salaries and fringe benefits for additional employees hired in the second half of 2017, incentive compensation and engineering consulting fees.

General and administrative costs for the six months ended June 30, 2018 were $873,937 compared to $839,287 for the six months ended June 30, 2017, an increase of $34,650, or 4%.

At June 30, 2018, we estimated our annual effective tax rate for 2018 to be 32%. We recognized a tax expense of $109,089 for the six months ended June 30, 2018 primarily due to expected net income for the remainder of 2018. At June 30, 2018, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences. In December 2017, new legislation was signed into law reducing the corporate U.S. tax rate from 35% to 21% for tax years beginning after December 31, 2017. Tax expense for the period was $53,000 less under the lower 2018 rate than it would have been using the prior statutory tax rate.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2018, net cash used in operations was $51,819 compared to net cash provided by operations of $188,986 during the six months ended June 30, 2017. The decrease was primarily due to the timing of receipts and payments related to our operating assets and liabilities.

Net cash used in investing activities was $40,506 in the six months ended June 30, 2018 as compared to $66,744 in the six months ended June 30, 2017, a decrease of $26,238. The decrease was due to the decrease in purchases of equipment and furniture and fixtures related to an expansion of our offices in Pennsylvania.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of June 30, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

August 14, 2018	By:	/s/ Thomas J. Meaney

Thomas J. Meaney Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)