Form 10-Q
period 2018-09-30
MIKROS SYSTEMS CORP
filed 2018-11-13
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,568,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 8, 2018.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited)	1

	Condensed Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits	15

	Signatures	15

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$1,288,806	$1,173,177
Receivables on government contracts	1,941,582	1,697,997
Prepaid expenses and other current assets	81,160	72,542
Total current assets	3,311,548	2,943,716
Property and equipment
Equipment	210,388	171,018
Leasehold improvements	21,306	21,306
Furniture & fixtures	42,485	37,557
Less: accumulated depreciation	(102,342)	(106,570)
Property and equipment, net	171,837	123,311
Intangible assets	139,945	137,683
Less: accumulated amortization	(69,966)	(54,101)
Intangible assets, net	69,979	83,582
Deferred tax assets	55,777	8,745
Total assets	$3,609,141	$3,159,354
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$765,816	$575,926
Accounts payable and accrued expenses	360,697	482,873
Accrued warranty expense	130,370	40,000
Deferred revenue	25,250	18,750
Total current liabilities	1,282,133	1,117,549
Long-term liabilities	18,930	21,920
Total liabilities	1,301,063	1,139,469

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,568,775 and 35,561,775 shares, respectively	355,689	355,619
Capital in excess of par value	10,101,805	10,087,843
Accumulated deficit	(8,149,416)	(8,423,577)
Total shareholders' equity	2,308,078	2,019,885
Total liabilities and shareholders' equity	$3,609,141	$3,159,354

 See Notes to Unaudited Condensed Financial Statement

Mikros Systems Corporation
Condensed Statements of Income and Comprehensive Income (unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Contract Revenues	$1,893,945	$1,551,620	$6,626,716	$5,047,456

Cost of sales	776,493	636,128	3,055,932	1,909,246

Gross margin	1,117,452	915,492	3,570,784	3,138,210

Expenses:
Engineering	648,739	530,477	1,882,829	1,587,069
General and administrative	413,731	379,407	1,287,668	1,218,694

Total expenses	1,062,470	909,884	3,170,497	2,805,763

Income from operations	54,982	5,608	400,287	332,447

Other income:
Interest	322	701	1,238	2,154

Net income before income taxes	55,304	6,309	401,525	334,601

Income tax expense	18,275	(22,696)	127,364	139,064

Net income available to common shareholders	$37,029	$29,005	$274,161	$195,537

Income per common share - basic	$-	$-	$0.01	$0.01

Basic weighted average number of shares outstanding	35,568,775	35,555,742	35,308,668	35,246,893

Income per common share - diluted	$-	$-	$0.01	$0.01

Diluted weighted average number of shares outstanding	35,876,540	35,862,205	35,594,805	35,524,857

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statement of Shareholders' Equity
(unaudited)

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2018	-	$-	35,561,775	$355,619	$10,087,843	$(8,423,577)	$2,019,885
Stock compensation	-	-	-	-	13,682	-	13,682
Exercise of non-restricted stock awards	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	274,161	274,161

Balance at September 30, 2018	-	$-	35,568,775	$355,689	$10,101,805	$(8,149,416)	$2,308,078

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2018	2017

Cash flows from operating activities
Net income	$274,161	$195,537
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	63,795	33,657
Deferred taxes	(47,032)	63,260
Share-based compensation expense	13,682	9,782
Changes in assets and liabilities:
(Increase) decrease in receivables on government contracts	(243,585)	339,333
(Increase) in prepaid expenses and other current assets	(8,618)	(27,622)
Increase in accrued payroll and payroll taxes	189,890	49,286
(Decrease) in accounts payable and accrued expenses	(122,176)	(140,764)
Increase (decrease) in accrued warranty expense	90,370	(240,980)
Increase in deferred revenue	6,500	22,500
(Decrease) in long-term liabilities	(2,990)	(1,696)
Net cash provided by operating activities	213,997	302,293
Cash flows from investing activities:
Payments related to intangible assets	(2,263)	(4,983)
Purchase of property and equipment	(96,455)	(88,739)
Net cash used in investing activities:	(98,718)	(93,722)
Cash flows from financing activities:
Exercise of stock options	350	12,350
Net cash provided by financing activities:	350	12,350
Net increase in cash and cash equivalents	115,629	220,921
Cash and cash equivalents, beginning of period	1,173,177	858,868
Cash and cash equivalents, end of period	$1,288,806	$1,079,789
Supplement cash flow information:
Cash paid during the period for income taxes	$66,500	$70,150

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, changes in stockholders’ equity from January 1, 2018 to September 30, 2018 and cash flows for the nine months ended September 30, 2018 and 2017.

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

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period. We classify net sales as products or services on our consolidated statements of income and comprehensive income based on the predominant attributes of the performance obligations.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 30, 2018, our ending backlog was $6.5 million. For arrangements with the DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended September 30, 2018 and 2017, the Company recognized a warranty expense of $75,000 and $0, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized a warranty expense (benefit) of $115,000 and $(238,967), respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 224 ADEPT units. As of September 30, 2018, there were 35 ADEPT units that remain under the limited warranty coverage.

The following table reflects the reserve for product warranty activity for:

	September 30,	December 31,
	2018	2017
Balance, beginning of the period	$40,000	$240,980
Provision for product warranty	115,000	40,000
Product warranty expirations	-	(238,967)
Product warranty costs paid	(24,630)	(2,013)
Balance, end of the period	$130,370	$40,000

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Salaries	$7,047	$68,158	$69,727	$159,237
Other costs	14,000	12,193	38,401	39,645
	$21,047	$80,351	$108,128	$198,882

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

Licenses are amortized using a straight-line method over their estimated life of six years. For the three and nine months ended September 30, 2018 and 2017, amortization expense related to the Company’s license amounted to $5,250 and $5,250 and $15,750 and $15,750, respectively, and are included in general and administrative expenses on the Statements of Income and Comprehensive Income.

Note 4 – Income Tax Matters

At September 30, 2018, we estimated our annual effective tax rate for 2018 to be 32%. We recognized a tax expense of $18,275 and $127,364 for the three and nine months ended September 30, 2018. At September 30, 2018, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has (increased) decreased its net deferred tax assets by $(47,032) and $63,260 during the nine months ended September 30, 2018 and 2017, respectively. The change in deferred tax assets is attributable to the changes in various book/tax differences.

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

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 5 – Income Per Share

Net income per common share information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per common share:
Net income	$37,029	$29,005	$274,161	$195,537

Weighted average basic shares outstanding	35,568,775	35,555,742	35,308,668	35,246,893

Basic income per common share	$-	$-	$0.01	$0.01

Dilutive earnings per common share:
Net income allocable to common shareholders	$37,029	$29,005	$274,161	$195,537

Weighted average shares outstanding - basic	35,568,775	35,555,742	35,308,668	35,246,893
Diluted effect:
Stock options	76,347	82,200	70,364	75,400
Unvested restricted stock	231,418	224,263	215,773	202,564
Weighted average dilutive shares outstanding	35,876,540	35,862,205	35,594,805	35,524,857

Dilutive income per common share	$-	$-	$0.01	$0.01

Diluted net income per share for the three and nine months ended September 30, 2018 and 2017 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Unvested restricted stock	70,000	60,000	80,000	60,000

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

Product Portfolio

Revenues from our government contracts represented substantially all of our revenues for the nine months ended September 30, 2018. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Adaptive Diagnostic Electronic Portable Testset (ADEPT). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of the date of this report, we have delivered a total of 224 ADEPT units.

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

In July 2016, we received two additional contract modifications for our current service contract for LCS systems using the ADSSS, which added an additional $4.65 million for ongoing development. This funding extended the program through June 2018 and allows us to perform installations and support for the LCS classes.

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

In April 2017, we received contract awards totaling $2.0 million from the U.S. Navy to extend the capabilities of the ADSSS Condition-Based Maintenance (CBM) system to support a fourth Navy radar system, the MK 99. The SBIR office in Dahlgren, VA provided $0.5 million of the total funding to support this effort.

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

In August 2018, we received a contract modification to add funding to our ADEPT IDIQ contract for engineering services in the amount of $1.3 million. This additional funding will support the ADEPT product line in the fleet, implement necessary software enhancements and provide general support.

In September 2018, we received modifications to our ADEPT sustainment delivery orders, adding $0.25 million. This funding allows the M&D Center in Largo, Florida to provide bi-annual sustainment services for units from the fleet.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

We generated revenues of $1,893,945 during the three months ended September 30, 2018 compared to $1,551,620 during the three months ended September 30, 2017, an increase of $342,325, or 22%. The increase was due primarily to a production order for 26 ADEPT units, increase in revenue from engineering contracts, and the receipt of additional contracts for engineering services, support and repairs and calibration services.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended September 30, 2018 was $776,493 compared to $636,128 for the three months ended September 30, 2017, an increase of $140,365 or 22% and in-line with the increase in revenues. The increase was due primarily to the receipt of a production order for 26 ADEPT units in September 2017, increase in revenues from engineering contracts received in 2017, and the receipt of additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales was 41% of revenues for both the three months ended September 30, 2018 and 2017, respectively.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended September 30, 2018 were $648,739 compared to $530,477 for the three months ended September 30, 2017, an increase of $118,262, or 22% and in-line with the increase in revenues. The increase in 2018 was due to increases in engineering salaries and fringe benefits for additional employees hired in 2017, incentive compensation and engineering consulting fees.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development (IR&D) which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended September 30, 2018 were $413,731 compared to $379,407 for the three months ended September 30, 2017, an increase of $34,324, or 9%. The increase was due primarily to increases in salaries, incentive compensation, research and development costs and professional fees.

At September 30, 2018, we estimated our annual effective tax rate to be 32%.  We recognized a tax expense of $18,275 for the three months ended September 30, 2018 due primarily to expected net income for the remainder of 2018.  At September 30, 2018, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences. In December 2017, new legislation was signed into law reducing the corporate U.S. tax rate from 35% to 21% for tax years beginning after December 31, 2017.  Tax expense was $8,000 less under the lower 2018 rate than it would have been using the prior statutory tax rate.

Nine Months Ended September 30, 2018 and 2017

We generated revenues of $6,626,716 during the nine months ended September 30, 2018 compared to $5,047,456 during the nine months ended September 30, 2017, an increase of $1,579,260 or 31%. The increase was due primarily to a production order for 26 ADEPT units in September 2017, increase in revenue from engineering contracts, and the receipt of additional contracts for engineering services, support and repairs and calibration services.

Cost of sales for the nine months ended September 30, 2018 was $3,055,932 compared to $1,909,246 for the nine months ended September 30, 2017, an increase of $1,146,686 or 60%. The increase was due primarily to the receipt of a production order for 26 ADEPT units in September 2017, increase in revenues from engineering contracts received in 2017, and the receipt of additional contracts for engineering services, support and repairs and calibration services. As a percentage of revenue, cost of sales was 46% for the nine months ended September 30, 2018 as compared to 38% of revenues for the nine months ended September 30, 2017. The increase is due to an increase in production costs and other direct costs.

Engineering costs for the nine months ended September 30, 2018 were $1,882,829 compared to $1,587,069 for the nine months ended September 30, 2017, an increase of $295,760, or 19%. The increase in 2018 was due to increases in engineering salaries and fringe benefits for additional employees hired in 2017, incentive compensation and engineering consulting fees.

General and administrative costs for the nine months ended September 30, 2018 were $1,287,668 compared to $1,218,694 for the nine months ended September 30, 2017, an increase of $68,974, or 6%.

At September 30, 2018, we estimated our annual effective tax rate for 2018 to be 32%. We recognized a tax expense of $127,364 for the nine months ended September 30, 2018 primarily due to expected net income for 2018. At September 30, 2018, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences. In December 2017, new legislation was signed into law reducing the corporate U.S. tax rate from 35% to 21% for tax years beginning after December 31, 2017. Tax expense was $62,000 less under the lower 2018 rate than it would have been using the prior statutory tax rate.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2018, net cash provided by operations was $213,997 compared to net cash provided by operations of $302,293 during the nine months ended September 30, 2017. The decrease was primarily due to the timing of receipts and payments related to our operating assets and liabilities.

Net cash used in investing activities was $98,718 in the nine months ended September 30, 2018 as compared to $92,722 in the nine months ended September 30, 2017, a increase of $4,996. The increase was due to the increase in purchases of equipment and furniture and fixtures related to an expansion of our offices in Pennsylvania.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of September 30, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

November 13, 2018	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer and Chief Financial Officer