Form 10-K
period 2018-12-31
MIKROS SYSTEMS CORP
filed 2019-04-01
CIK 317340

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer”, “accelerated filer", “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported by the OTCQB was $12,219,849. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 28, 2019, 35,568,775 shares of the registrant's common stock were outstanding.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, our ability to adequately integrate our software offerings into our business model, our ability to market our solutions to commercial customers, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we do not undertake to update our forward-looking statements.

ITEM 1. BUSINESS.

Mikros Systems Corporation (the “Company”, “we”, “Mikros” or “us”) designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution, and utility systems, and Federal Aviation Administration (“FAA”) systems.

Over the past decade, our principal customer has been the U.S. Department of Defense (“DoD”), primarily the U.S. Navy (“Navy”). We provide the following two key systems to the Navy for maintenance of radars and combat systems:

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

Our Products

Adaptive Diagnostic Electronic Portable Testset. ADEPT, also known as the AN/PSM-132, is an automated maintenance workstation designed to significantly reduce the time required to align all variants of the AN/SPY1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers while optimizing system performance and readiness. ADEPT systems are currently deploying on all AEGIS CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications such as the AN/SPQ-9B. ADEPT represents an innovative approach to Navy shipboard maintenance, integrating modular instrumentation cards in a rugged enclosure with an onboard computer, input and output devices, networking hardware, removable hard drives, and a touch-screen display. A custom software application provides the user interface and integrates the hardware with a database that stores user information, instrument readings, maintenance requirements, and training aids. ADEPT is designed to be adapted to other complex shipboard systems, and provide integrated distance support capabilities for remote diagnostics and troubleshooting by shore-based Navy experts.

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

As of December 31, 2018, we have delivered a total of 226 ADEPT units to our Navy customers.

A further goal for ADEPT has been to expand the capabilities to other radar systems. In January 2014, we were awarded a $0.5 million service contract by the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the AN/SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission.

ADEPT Distance Support Sensor Suite. In 2013, we started development of ADSSS for the Navy’s LCS. Our system has now matured and has earned Nomenclature AN/SYM-3 from the Navy. The LCS is the U.S. Navy’s latest combat warship. ADSSS is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. AN/SYM-3 provides an open architecture approach with industry-standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. The AN/SYM-3 system fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance.

The first full AN/SYM-3 system was successfully completed on LCS 2 and shore installation of Prognostics has been completed at Port Hueneme Division. We expect that ADSSS will be on both variants of the LCS, currently planned to be at least 32 ships. In 2019, we will be installing on four more LCS ships that are moving to deployment and this will allow for data collection while operational at sea. Another delivery order is currently being developed to allow for more installations and development. AN/SYM-3, with its remote monitoring and prognostics capabilities, has also generated interest in other systems within LCS and in other ship classes, including AEGIS and NATO SS, and we are currently pursuing several related opportunities.

Diagnostic Profiler. The Diagnostic Profiler is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics, and troubleshooting applications. The software provides diagnostic services to its host application, including fault call-outs, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault callouts by probability. The use of the diagnostic profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes. Over the life of the system, this could result in significant cost savings. This system is used by clients and has also generated yearly support contracts for service. We are under contract with Northrup Grumman to provide more capabilities to this system and onsite support.

Prognostics Framework. Prognostics Framework is an analytic software framework for implementing real-time prognostics, diagnostics, and status monitoring to support embedded prognostic applications, health management systems and condition-based maintenance applications. The Prognostics Framework software institutes an information framework that organizes relevant data related to: (i) the condition of the system; (ii) the system’s ability to perform required functions over specific time intervals; and (iii) the need for maintenance actions and repair parts. The Prognostics Framework has been used to implement a complete health management system on one of the first radar systems to require prognostics as a key element of its overall solutions. Other potential applications include complex computer networks, power generators, power supply, cooling, C4I (Command, Control, Communications, Computers & Intelligence), environmental and imaging systems.

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

In September 2016, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center, Port Hueneme Division, relating to our ADSSS product. The contract has a term of five years and provides for the purchase and sale of up to $48 million of ADSSS units and related engineering and logistics support. The IDIQ contract covers the first eight ships of the 28 ship program. Since the award, we have received multiple delivery awards, some of which are described below.

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

In March and April 2017, we were awarded the second, third and fourth delivery orders under the ADEPT IDIQ Contract. The second delivery order covers engineering services in the amount of $11.5 million which will be funded incrementally and facilitate the engineering and technical support for the ADEPT program during the next three years. The third delivery order contract for $0.6 million is to provide sustainment services, such as calibration, repair, evaluations, and screenings of ADEPT units to be performed in our Manufacturing and Depot Center (‘M&D Center”) in Largo, Florida. The fourth delivery order for $0.1 million is to provide training to sailors in the fleet to operate the ADEPT maintenance automation workstation.

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

In August 2017, we received a modification to our ADEPT sustainment delivery order, adding $0.5 million to allow our M&D Center in Largo, Florida to continue to provide bi-annual sustainment services for units from the fleet cycling through our M&D Center.

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

Between January 2018 and April 2018, we received multiple contract awards which increased funding on our ADEPT IDIQ Contract for Engineering Services. The total amount awarded in the first quarter of 2018 was $0.5 million and an additional $1.6 million was awarded in April 2018. This funding will allow us to continue supporting the ADEPT product line in the fleet and implementing necessary software enhancements to increase readiness.

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

In November 2018, we received a contract modification to add funding to our ADEPT IDIQ Contract for engineering services in the amount of $0.2 million. This additional funding will support the ADEPT product line in the fleet, implement necessary software enhancements and provide general support.

Manufacturing and Depot Center

We operate a Manufacturing and Depot Center in Largo, Florida which has been manufacturing our AN/PSM-132 and AN/SYM-3 systems for our DoD customers since 2010. Our center is American National Standards Institute (ANSI) ISO 9001:2015 certified for manufacturing, distribution and support of electronic systems for military and commercial applications and products. The facility is supported by our Research and Development center in Fort Washington, PA which is ISO 9001:2015 certified for design and development of electronic systems for military and commercial applications and products. Our quality management system complies with Naval Sea Systems Command Standard Item 009-04. In addition to facility certifications, we have personnel trained and certified in numerous IPC – Association Connecting Electronics Industries, Lean Six Sigma (LSS), and Manufacturing Skill Standards Council (MSSC) specialties. We offer light manufacturing, integration, kitting, build-to-print, and box-build with testing services to commercial customers and DoD contractors. In September 2017, we received our first commercial full-rate order for integration services in which we delivered 2,650 units. Expanding the Largo facility’s light manufacturing and integration services for commercial customers and other DoD contractors is a key component of our long-term growth strategy.

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

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP, which recently extended our Diagnostic Profiler software support for a sixth year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are currently developing a condition-based maintenance solution for industrial equipment based on our proprietary Prognostics Framework solution. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians. We are also in discussion with additional commercial companies regarding the use of our condition based maintenance applications.

In 2019, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple task orders under our two IDIQ contracts and, expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. In furtherance of this strategy, we have made material investments in our engineering and technical staffs to provide broader and deeper expertise to our customers. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our M&D Center in Largo, Florida.

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

Customer Concentration and Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts with the U.S. Federal government. In 2018, approximately 98% of our revenues were realized in connection with government contracts. In 2017, approximately 99% of our revenues were realized in connection with task orders under the IDIQ contract for ADEPT units and development of the ADSSS system. Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology for military and commercial applications. All of our research and development costs in 2018 and 2017 were for the benefit of our customers, who are agencies of the federal government. The customer- sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed. In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

In 2018, we accelerated our commitment to expanding our technical expertise and strengthening our research and development capabilities. These efforts included hiring eight additional employees, implementing policies and procedures required to earn and maintain important certifications, including ISO 9001:2015 quality certifications and Naval Sea Systems Quality Standard 009-004. We believe these investments will make us more competitive and generate new opportunities for us in both government and commercial markets.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of (i) ADEPT units to be developed and delivered to the federal government together with continued development and testing and (ii) ADSSS systems to be developed and derived together with related engineering and logistics support. At December 31, 2018, our backlog was $4.8 million.

Employees

As of December 31, 2018, we had 35 full-time employees of which 27 work at our Fort Washington, Pennsylvania, Research & Development Center, one works at our Princeton, New Jersey corporate headquarters, one works at our Washington, DC office, and six work at our Largo, Florida M&D Center. None of our employees belong to a labor union. We believe relations with our employees are good. We also use the services of subcontractors and consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition and results of operations. Companies engaged primarily in supplying defense related equipment and services to U.S. Government agencies are subject to certain business risks particular to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

●	suspend us from receiving new contracts;

●	terminate existing contracts;

●	reduce the value of existing contracts; and

●	audit our contract related costs and fees, including allocated indirect costs.

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

In the third quarter of 2016 and first quarter of 2017, we were awarded two IDIQ contracts. The first is for production, delivery, logistics and engineering support for our ADSSS system. This contract has a term of five years and provides for the purchase of up to $48 million of ADSSS units and related support. The second is for the production, engineering and logistics support for our ADEPT product. This contract is for a term of five years and provides for the purchase of up to $35.1 million of ADEPT units and related support. Sales under these contracts accounted for a substantial majority of our revenues in the last two fiscal years and are expected to continue to account for the substantial majority of our revenues in future periods. As a result we are substantially dependent upon generating continued task orders under these IDIQ contracts. Any reduction in task orders or any failure by us to fulfill our contractual obligations under these IDIQ contracts would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel.

Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, Chief Executive Officer and Chief Financial Officer, Mark J. Malone, President, Walter T. Bristow, Chief Operating Officer, and David Henry Silcock, Chief Technology Officer. We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff, which are in high demand in our industry. The loss of services of any key executive, or our inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

The demand for our products is subject to rapid technological change.

The demand for our products and planned products is characterized by rapid changes in technology, including the potential introduction of new types of wireless communications and digital signal processor technologies, which could have a material adverse impact on our business. Our future success will depend in part on our ability to continually enhance our current technology and to develop or acquire new ideas that address the needs of the defense industry and other potential users. There can be no assurance that we will be successful in developing new products or procedures that respond to technological changes. There can be no assurance that research and development by competitors will not render our technology obsolete or uncompetitive. In addition, in a technology based industry, there can be no assurance that a claim of patent or other infringement will not be made against us. While we are not aware of any such claims, no infringement studies have been conducted on our behalf.

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

We currently provide a portion of our engineering services through third-party contractors. These services may not continue to be available on commercially reasonable terms, if at all. Services that are not immediately replaceable would need to be internally developed, which could strain existing engineering personnel and require us to spend substantial time and resources to retain additional personnel or third party contractors. The loss or inability to maintain any of these engineering service providers could result in delays in the development of our products and services until equivalent services, if available, are identified, developed, and integrated, which could harm our business.

We have limited operating history in providing commercial applications.

Historically, we have developed and sold technology and products for military applications, primarily to the U.S. Navy. We are developing commercial products and applications that perform different functions than our historic products and are targeted at an entirely different customer base. Because we have not previously operated as a provider of commercial products, we have no basis to evaluate our ability to develop, market and sell such products. Our ability to commercialize any products or services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

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

Our engineering research, design and development facility is located in Fort Washington, Pennsylvania, where we lease approximately 6,000 square feet of general office space under a lease agreement that was renewed in March, 2017 and will continue through March 2022.

We maintain a marketing office in Washington, D.C. under a month-to-month lease.

We lease a facility in Largo, Florida, which supports production of our ADEPT product line and quality assurance, field support, and life cycle management. We entered into a one year lease agreement commencing in October, 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “MKRS”. Over-the-counter market quotations represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

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

Holders

As of March 28, 2019, we had 287 holders of record of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward looking statements that involve risks and uncertainties. All forward looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward looking statements. Our actual results may differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” contained in this report and elsewhere herein. The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

Our primary business focus is to pursue SBIR programs from the DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products and services. Since 2002, we have been awarded several Phase I, II, and III SBIR contracts, and several IDIQ contracts for our ADEPT and ADSSS products.

Revenues from our government contracts represented substantially all of our revenues for the years ended December 31, 2018 and 2017. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Product Portfolio

Adaptive Diagnostic Electronic Portable Testset. ADEPT, also known as the AN/PSM-132, is an automated maintenance workstation designed to significantly reduce the time required to align all variants of the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the AN/SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of the date of this report, we have delivered a total of 226 ADEPT units.

ADEPT Distance Support Sensor Suite. In 2013, we started development of ADSSS for the Navy’s LCS. Our system has now matured and has earned Nomenclature AN/SYM-3 from the Navy. ADSSS is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. ADSSS provides an open architecture approach with industry standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. ADSSS fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance. We expect ADSSS to be used on both variants of the LCS, currently planned to be at least 32 ships. ADSSS, with its remote monitoring and prognostics capabilities, has also generated interest in other ship classes, including Aegis, and we are currently pursuing several related opportunities.

Diagnostic Profiler. The Diagnostic Profiler is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics and troubleshooting applications. The software provides diagnostic services to its host application, including fault call-outs, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault call-outs by probability. The use of the diagnostic profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and implement design changes. Over the life of the system, this could result in significant cost savings.

Prognostics Framework. Prognostics Framework is an analysis software framework that implements real-time prognostics, diagnostics and status monitoring to support embedded prognostic applications, health management systems and condition-based maintenance applications. The Prognostics Framework software institutes an information framework that organizes relevant data related to: (i) the condition of the system; (ii) the system’s ability to perform required functions over specific time intervals; and (iii) the need for maintenance actions and repair parts. The Prognostics Framework has been used to implement a complete health management system on one of the first radar systems to require prognostics as a key element of its overall solutions. Other potential applications include complex computer networks, power generators, power supply, cooling and environmental systems.

Government Contracts

Please see ITEM 1. BUSINESS above for a description of our Government Contracts.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the U.S. Federal government, our key performance indicator is the dollar volume of contracts and task orders awarded to us under our IDIQ contracts. Increases in the number and value of contracts and trade orders awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such awards, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the substantial majority of our revenue in 2018, and expected revenue in 2019, is or will be from sales of ADEPT units and ADSSS systems under our IDIQ contracts, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, as we continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business and executing new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the DoD SBIR program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state of the art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue SBIR projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP, which recently extended our Diagnostic Profiler software support for a sixth year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are currently developing a condition-based maintenance solution for heating ventilation, air conditioning and refrigeration (HVAC) equipment based on our proprietary Prognostics Framework solution. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians. We are also in discussions with additional commercial companies regarding the use of our condition based maintenance applications.

In 2019, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple task orders under our two IDIQ contracts, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. In furtherance of this strategy, we have made material investments in our engineering and technical staffs to provide broader and deeper expertise to our customers. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our M&D Center in Largo, Florida.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, warranty costs, recoverability of long-lived assets, income taxes, backlog and commitments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

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

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period. We classify net sales as products or services on our statements of income based on the predominant attributes of the performance obligations.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2018, our ending backlog was $4.8 million. For arrangements with the DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Accounts Receivable Accounts receivable from government contracts are stated at outstanding balances. When necessary, an allowance for doubtful accounts is established through provisions charged against operations. Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Substantially all of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2018 and 2017.

Warranty Expense We provide a limited warranty, as defined by the related warranty agreements, for our production units. Our warranties require us to repair or replace defective products during the 12 month period following delivery and acceptance of production units by the government. We estimated the costs that may be incurred under our warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of recorded warranty liability and adjusted the amount as necessary. During the years ended December 31, 2018 and 2017, we recognized a warranty expense (benefit) of $142,000 and $(198,967), respectively. Since the inception of the ADEPT IDIQ contract in March 2010, we have delivered 226 ADEPT units. As of December 31, 2018, 37 ADEPT units remain under the limited warranty coverage. We had an accrued warranty expense liability of $153,723 and $40,000 at December 31, 2018 and 2017, respectively.

Income Taxes Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We had $112,814 of state net operating loss carry forwards at December 31, 2018 which begin to expire in 2023.

We recognize liabilities for uncertain tax positions. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. As of December 31, 2018 and 2017, there were no tax contingencies or unrecognized tax positions recorded.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “2017 Tax Act”), which enacted a broad range of changes to the United States Tax Code, was signed into law. The 2017 Tax Act, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and net operating losses and allowed for the expensing of certain capital expenditures. The Company’s net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate, and the impact, which was not significant, was recognized in tax expense for the year ended December 31, 2017, the year of enactment.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. The Company is currently finalizing its evaluation of the effect adopting ASU 2016-02 will have on its financial statements and disclosures. The adoption of this ASU will result in the recognition of a right-of-use asset and lease liability on the balance sheet and expanded financial statement disclosures in amounts that are not material to the financial statements.

Results of Operations

Years ended December 31, 2018 and 2017

We generated revenues of $8,561,346 in the year ended December 31, 2018 compared to $7,196,131 in 2017, an increase of $1,365,215, or 19%. The increase was due primarily to a production order for 26 ADEPT units in September 2017, increase in revenue from engineering contracts, and the receipt of additional contracts for engineering services, support and repairs, and calibration services.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense for ADEPT units that have been delivered, travel, and other direct costs. Costs of sales were $3,602,555 in 2018 compared to $2,994,087 in 2017, an increase of $608,468, or 20%. The increase was due primarily to the receipt of a production order for 26 ADEPT units in September 2017, increase in revenues from engineering contracts received in 2017, and the receipt of additional contracts for engineering services, support and repairs, and calibration services. As a percentage of revenue, cost of sales was 42% in both 2018 and 2017.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs were $ 2,712,810 in 2018 as compared to $2,180,003 in 2017, an increase of $532,807, or 24%. The increase in 2018 was due to increases in engineering salaries and fringe benefits for additional employees hired in 2017, incentive compensation, and engineering consulting fees.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (consisting of those expenses for which the government will not reimburse us). General and administrative expenses were $1,752,768 in 2018 as compared to $1,565,240 in 2017, an increase of $187,528, or 12%. The increase was due primarily to increases in salaries, incentive compensation, research and development costs, and professional fees.

The income tax expense was $166,734 in 2018 and $223,830 in 2017, representing an effective income tax rate of 34% and 49%, respectively. At December 31, 2018, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net income of $329,210 in 2018 as compared to $235,805 in 2017. The increase was attributable primarily to the increase in revenues during 2018 with proportional increases in our selling, general and administrative expenses and engineering expenses.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2018, we had cash and cash equivalents of $2,206,749 and net working capital of $1,974,624. During the year ended December 31, 2018, net cash provided by operating activities was $1,286,701 compared to $432,377 in 2017. The increase in operating cash flows was due primarily to the timing of our billings and collections, an increase in net income and increases in liabilities as a result of timing of payments to vendors and employees.

Net cash used in investing activities was $253,479 for the year ended December 31, 2018 as compared to $130,418 for the year ended December 31, 2017, an increase of $123,061. The increase was due to the planned implementation of a new application software to support operations and an increase in purchases of equipment, furniture and fixtures related to an expansion of our offices in Pennsylvania.

During 2018, cash provided by financing activities was $350 as compared to $12,350 in 2017. The cash provided by financing activities for both periods relates to the exercise of employee stock options.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2019 and has been extended to January 31, 2020 and accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of the date of this report, no amounts were outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), was carried out by us under the supervision and with the participation of our president, who serves as our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our president concluded that as of December 31, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company
Paul G. Casner	81	Chairman of the Board of Directors
David W. Jolly	46	Director
Thomas C. Lynch	76	Director
Tom L. Schaffnit	72	Director
Thomas J. Meaney	84	Chief Executive Officer, Chief Financial Officer, and Director
Mark J. Malone	52	President and Director
Walter T. Bristow	61	Chief Operating Officer
David Henry Silcock	66	Chief Technology Officer, Director of Special Projects
Patricia A. Kapp	52	Vice President of Finance, Secretary and Treasurer

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

Thomas C. Lynch has been a Director since February of 1997. Admiral Lynch retired from the U.S. Navy after a decorated 31-year career. A graduate of the U.S. Naval Academy, his Naval assignments included Chief, Navy Legislative Affairs; Commander of the Eisenhower Battle Group during Operation Desert Shield; Superintendent of the U.S. Naval Academy from 1991 to 1994; and Director of the Navy Staff at the Pentagon from 1994 to 1995. He was also the captain of the 1963 Navy Cotton Bowl team with teammate Roger Staubach, its Heisman winning Quarterback. In 2010, he was awarded the USNA Distinguished Graduate Award. After retiring from the Navy, from 1995 to 2001 Lynch served as a Senior Vice President for Safeguard Scientifics, where he was responsible for operations, mergers and acquisitions and oversight of emerging partnership companies including CompuCom Systems, where he became President and COO. Following that, from 2001 to 2008 Mr. Lynch served as a Senior Vice President for Staubach Company, now Jones Lang LaSalle (JLL), and later managing Director for the Musser Group. Currently, Admiral Lynch is Executive Chairman of NewDay USA, a mortgage lending company focused on providing VA loans for active duty and retired military personnel. He also serves as Chairman of the U.S. Naval Academy Athletic & Scholarship Foundation. As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in management, board practices of other organizations, operations and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

David W. Jolly  has been a director since January 2017 and brings over 20 years of Federal Government experience, most recently as a member of the United States Congress. Since July 2018, Mr. Jolly has served as Executive Vice President and Principal of Shumaker Advisors Florida, LLC, a Tampa, Florida based firm providing public affairs services to public and private sector clients. From February 2017 until July 2018, Mr. Jolly served as an independent consultant and advisor focusing on strategic planning and government relations. From March 2014 through January 2017, Mr. Jolly served as a member of the United States House of Representatives representing the 13th District of Florida. During his tenure, he served on the House Committee on Appropriations where he was responsible for oversight and funding of all Federal Departments and Agencies, including the Department of Defense. From 2008 until being elected to the United States Congress, Mr. Jolly served as managing partner of Three Bridges Advisors, a government relations firm, and Three Bridges Law, while also serving as Vice President of Boston Finance Group. Prior to that, he was a lobbyist with Van Scoyoc Associates in Washington, DC.  Mr. Jolly served as a senior staff member (1995-2001) and later general counsel (2002-2006) to United States Representative C. W. Bill Young, who served as the Chairman of the House Committee on Appropriations between 1999 and 2005.  From 2001 until 2002, he was an associate at Fried Frank, an international law firm. Mr. Jolly earned a Bachelor of Arts in History from Emory University in Atlanta, Georgia. and a Juris Doctorate cum laude from the George Mason University School of Law in Arlington, Virginia. Mr. Jolly possesses particular knowledge and experience in Federal Government contracting, United States Department of Defense appropriations, and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

Tom L. Schaffnit has been a director since June 2000. Mr. Schaffnit has an engineering education and background, complemented by an MBA degree and senior management experience. Since March 1999, he has been President of Schaffnit Consulting, Inc., a technology-related management consulting company specializing in vehicle safety communications, automotive telematics, and wireless data communications. Since December 2009, he has also been President of A2 Technology Management LLC, a company focused on policy and security research related to connected and automated vehicles. Mr. Schaffnit is actively involved in the development and deployment of wireless technologies and standards. He is currently working with the U.S. Department of Transportation on wireless safety communications to facilitate the deployment of vehicle-to-vehicle and vehicle-to-infrastructure systems to prevent crashes and to support safe automated driving. Mr. Schaffnit possesses particular knowledge and experience in technology development and management that strengthen the Board’s collective qualifications, skills, and experience.

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

Mark J Malone has been a director since February 2019, has served as President of the Company since November 1, 2017 and served as Vice President, Commercial Markets of the Company from May 1, 2017 to November 1, 2017. Mr. Malone has more than 20 years of experience in investment banking and capital markets.  Prior to joining the Company, he served as Managing Director in the Institutional Equity Capital Markets division of Guggenheim Partners from February 2015 through March 2017. He was Managing Director at Janney Capital Markets from December 2013 through February 2015, and Managing Director at Lazard Capital Markets from March 2008 until December 2013. In these senior positions, Mr. Malone performed a variety of executive management functions in equity sales, including revenue/profit responsibilities, and has extensive experience in new business development, capital raising, and relationship management. Mr. Malone earned a BS in Business Administration from the University of Richmond and is the son-in-law of Thomas J. Meaney, the Chief Executive Officer and a director of the Company. Mr. Malone possesses particular knowledge and experience in executive management, corporate finance, and capital markets that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

The principal occupation and business experience, for at least the past five years, of each current executive officer is as follows:

Walter T. (Chuck) Bristow has served as Chief Operating Officer of the Company since July 2017. Mr. Bristow was Vice President of Operations from February 2015 to July 2017, with responsibility for operations in the Fort Washington, Pennsylvania and Largo, Florida facilities. Mr. Bristow was Vice President of Engineering from August 2007 until February 2015 and served as our Director of Engineering from October 2003 to October 2007. Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, and a hardware engineer with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Thomas J. Meaney Chief Executive Officer and Chief Financial Officer	2018 2017	222,290 221,000	50,000 30,000	- -	272,290 251,100
Mark J. Malone President	2018	208,333	50,000	13,200 (1)	271,533
Walter T. Bristow Chief Operating Officer	2018 2017	175,000 174,996	25,000 14,000		200,000 188,999

(1) On October 22, 2018, we granted Mr. Malone a restricted stock award consisting of 30,000 shares of common stock. The award vests in five equal annual installments beginning on October 22, 2019 and will be fully vested October 22, 2023.  The grant date fair value computed in accordance with FASB ASC Topic 718 was based on closing market price of our common stock of $0.44 per share on the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options and restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2018:

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Mark J. Malone	54,000	(2)	21,060

Walter T. Bristow	15,000	(3)	5,850

(1)	Market value at December 31, 2018 based on closing market price of our common stock on December 31, 2018 of $0.39 per share.

(2)

Represents the unvested portion of a restricted stock award consisting of 30,000 shares of common stock granted on May 1, 2017 which vests in five equal annual installments beginning on May 1, 2018 and is fully vested on May 1, 2022, and a restricted stock award consisting of 30,000 shares of common stock granted on October 22, 2018 which vests in five equal annual installments beginning on October 22, 2019 and is fully vested on October 22, 2023.

(3)

Represents the unvested portion of a restricted stock award consisting of 25,000 shares of common stock granted on July 25, 2016, which vests in five equal annual installments beginning on July 25, 2017 and is fully vested on July 25, 2021.

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

On July 25, 2016, we granted to Mr. Bristow a restricted stock award consisting of 25,000 shares of common stock. The award vests in five equal annual installments beginning on July 25, 2017 and will be fully vested July 25, 2021.

On May 1, 2017 and October 22, 2018, we issued to Mr. Malone under the 2017 Stock Incentive Plan restricted stock awards consisting of 30,000 shares of common stock. The awards vest in five equal annual installments beginning on the date of grant and will be fully vested on the fifth anniversary of such grant. For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, please see “2017 Stock Incentive Plan in Item 12 below.

We do not have any employment agreements with any of our named executive officers. Each year we consider payment of discretionary cash bonuses based primarily on Company and to a lesser extent, individual performance. Based on our financial performance in 2017 and 2018, we awarded discretionary bonuses to our named executive officers. We believe these bonuses were not only commensurate with our overall financial performance, but were also necessary to motivate and retain our key officers.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for year ended December 31, 2018 for those persons who served as members of our Board of Directors during 2018:

Name (1)	Fees earned or paid in cash ($)	All Other Compensation	Total ($)

Paul G Casner	20,000	26,000 (2)	46,000

Thomas C. Lynch	20,000	-	20,000

Tom L. Schaffnit	20,000	-	20,000

David W. Jolly	20,000	-	20,000

(1)	Thomas J. Meaney is not listed in the above table because he did not receive any compensation for serving on our Board of Directors in 2017.
(2)	Consists of management consulting fees. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 28, 2019 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Walter T. Bristow	103,000	(2)	*
Paul G. Casner	451,000	(3)	1.3%
David W. Jolly	30,000	(4)	*
Patricia A. Kapp	253,000	(5)	*
Thomas C. Lynch	406,040	(3)	1.2%
Mark J. Malone	60,000	(6)	*
Thomas J. Meaney	6,024,235		17.0%
Tom L. Schaffnit	851,400	(3)	2.4%
David Henry Silcock	107,730	(7)	*
Zeff Capital LP, 885 Sixth Avenue, New York, NY 10001	1,824,351		5.1%
All Current Directors and Officers as a Group (nine persons)	8,286,405		23.5%
*Less than 1%

(1) The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 28, 2019 upon the exercise or conversion of outstanding options or other convertible securities. This table has been prepared based on 35,561,775 shares of common stock outstanding on March 28, 2019. Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

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

(6) Consists of 60,000 shares of restricted stock which vest in five equal annual installments commencing one year after the date of grant.

(7) Includes 40,000 shares issuable upon exercise of options. Also includes 25,000 shares of restricted common stock which vest in five equal annual installments commencing July 25, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted– average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans not approved by security holders	222,000	$0.20	2,970,000
Total	222,000	$0.20	2,970,000

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

Our Board of Directors may terminate the 2017 Plan at any time and the plan administrator may amend the 2017 Plan at any time; however, no amendment, other than an amendment that increases the number of shares available under the 2017 Plan, may adversely affect an award outstanding under the 2017 Plan without the consent of the affected participant, and stockholder approval will be obtained for any amendment to the extent necessary to comply with applicable law or SAR to reduce its price per share. The 2017 Plan will remain in effect until the day before the tenth anniversary of the date it was initially approved by our Board of Directors, unless earlier terminated by our Board of Directors. No awards may be granted under the 2017 Plan after its termination. As of the date of this report, 30,000 shares of restricted stock have been issued under the 2017 Plan.

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

All stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant, are subject to vesting as determined by the Board of Directors upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant. Unless otherwise determined by the Board of Directors, awards may not be transferred except by will or the laws of descent and distribution. The Board of Directors has discretion to determine the effect on any award granted under the Plan of the death, disability, retirement, resignation, termination or other change in employment or other status of any participant in the Plan.

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board of Directors may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options. Except as may otherwise set forth in an award agreement, upon the occurrence of a reorganization event other than a liquidation or dissolution of the Company, the repurchase and other rights of the Company under each outstanding restricted stock award shall inure to the benefit of the Company’s successor. Upon the occurrence of a reorganization event involving the liquidation or dissolution of the Company, an outstanding restricted stock award may be subject to acceleration of vesting unless otherwise provided in the award agreement. As of the date of this report, we have issued options under the Plan to purchase 222,000 shares of common stock and issued 457,000 shares of restricted stock under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Procedures for the Approval of Related Person Transactions

Our Board of Directors reviews and, if appropriate, approves in advance all related person transactions.  At any time in which an executive officer, director or nominee for director becomes aware of any contemplated transaction that, in that person’s judgment may be a related person transaction, the executive officer, director or nominee for director is expected to notify the chairman of the Board of Directors, or in the event the Chairman of the Board of Directors has an interest, the Secretary of the Company, of the transaction. Generally, the directors having no interest in the proposed transaction review such transaction and may consult with outside legal counsel regarding whether the transaction is, in fact, a related person transaction requiring special approval by the Board of Directors. If the transaction is considered to be a related person transaction, then the directors having no interest in the proposed transaction will review the transaction at its next scheduled meeting or at a special meeting.

Related Person Transactions

Consulting Arrangement. During the years ended December 31, 2018 and 2017, we paid $26,000 and $11,000 respectively, to Paul G. Casner, the Chairman of our Board of Directors, in consideration of management consulting services.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

In June 2013, we engaged BDO USA, LLP for the audit of our financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q. Aggregate fees and expenses billed for the foregoing professional services for the year ended December 31, 2017 were $77,642.

On April 6, 2018, the Audit Committee approved the engagement of Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2018. Aggregate fees and expenses billed by Baker Tilly for the foregoing professional services for the year ended December 31, 2018 were $65,325.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2018 and 2017.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2018 and 2017.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2018 and 2017.

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

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on April 2, 2018).

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

10.3

Exchange Agreement by and between Mikros Systems Corporation and the United States Small Business Administration dated May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 15, 2016).

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

10.7

Loan Agreement dated January 31, 2018 between Mikros Systems Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15,2018).

10.8

Committed Line of Credit Note payable to PNC Bank, National Association dated January 31, 2018  (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15,2018).

10.9

Security Agreement dated January 31, 2018 between Mikros Systems Corporation and PNC Bank, National Association  (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15,2018).

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

Dated: April 1, 2019	By:	/s/ Thomas J. Meaney

Thomas J. Meaney Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	April 1, 2019
Paul G. Casner, Director

/s/ Thomas C. Lynch	April 1, 2019
Thomas C. Lynch, Director

/s/Mark J. Malone
Mark J. Malone, President and Director	April 1, 2019

/s/ Thomas J. Meaney	April 1, 2019
Thomas J. Meaney, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Tom L. Schaffnit	April 1, 2019
Tom L. Schaffnit, Director

/s/ David W. Jolly	April 1, 2019
David W. Jolly, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Mikros Systems Corporation

Opinion on the 2018 Financial Statements

We have audited the accompanying balance sheet of Mikros Systems Corporation (the "Company") as of December 31, 2018, and the related statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2018.

Philadelphia, Pennsylvania

April 1, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

MIKROS SYSTEMS CORPORATION

Princeton, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mikros Systems Corporation (the "Company") as of December 31, 2017, and the related statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2013 to 2018.

Philadelphia, Pennsylvania

April 2, 2018

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Balance Sheets

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$2,206,749	$1,173,177
Receivables on government contracts	1,043,738	1,697,997
Prepaid expenses and other current assets	94,717	72,542
Total current assets	3,345,204	2,943,716
Property and equipment
Equipment	357,796	171,018
Leasehold improvements	21,306	21,306
Furniture & fixtures	43,174	37,557
Less: accumulated depreciation	(109,484)	(106,570)
Property and equipment, net	312,792	123,311
Intangible assets	140,428	137,683
Less: accumulated amortization	(75,241)	(54,101)
Intangible assets, net	65,187	83,582
Deferred tax assets	34,623	8,745
Total assets	$3,757,806	$3,159,354
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$868,618	$575,926
Accounts payable and accrued expenses	308,415	482,873
Accrued warranty expense	153,723	40,000
Deferred revenue	39,824	18,750
Total current liabilities	1,370,580	1,117,549
Long-term liabilities	19,560	21,920
Total liabilities	1,390,140	1,139,469

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,568,775 and 35,561,775 shares, respectively	355,689	355,619
Capital in excess of par value	10,106,344	10,087,843
Accumulated deficit	(8,094,367)	(8,423,577)
Total shareholders' equity	2,367,666	2,019,885
Total liabilities and shareholders' equity	$3,757,806	$3,159,354

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Income

	Year ended December 31,
	2018	2017

Contract revenues	$8,561,346	$7,196,131

Cost of sales	3,602,555	2,994,087

Gross margin	4,958,791	4,202,044

Expenses:
Engineering	2,712,810	2,180,003
General and administrative	1,752,768	1,565,240

Total expenses	4,465,578	3,745,243

Income from operations	493,213	456,801

Other income:
Interest	2,731	2,834

Net income before income taxes	495,944	459,635

Income tax expense	166,734	223,830

Net income	329,210	235,805

Net income available to common shareholders	$329,210	$235,805

Income per common share - basic	$0.01	$0.01

Basic weighted average number of shares outstanding	35,308,668	35,519,394

Income per common share - diluted	$0.01	$0.01

Diluted weighted average number of shares outstanding	35,589,877	35,879,261

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Shareholders' Equity

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2017	-	$-	35,424,775	$354,249	$10,061,894	$(8,659,382)	$1,756,761
Stock compensation	-	-	-	-	14,969	-	14,969
Exercise of non-restricted stock awards	-	-	67,000	670	11,680	-	12,350
Restricted common shares issued	-	-	70,000	700	(700)	-	-
Net income	-	-	-	-	-	235,805	235,805
Balance at December 31, 2017	-	-	35,561,775	355,619	10,087,843	(8,423,577)	2,019,885
Stock compensation	-	-	-	-	18,221	-	18,221
Exercise of non-restricted stock awards	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	329,210	329,210

Balance at December 31, 2018	-	$-	35,568,775	$355,689	$10,106,344	$(8,094,367)	$2,367,666

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Cash Flows

	Year ended December 31,
	2018	2017

Cash flows from operating activities:
Net income	$329,210	$235,805
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization	82,393	45,145
Deferred tax (benefit) expense	(25,878)	196,246
Share-based compensation expense	18,221	14,969
Change in contingent liability	-	(116,000)
Changes in assets and liabilities:
Decrease in receivables on government contracts	654,259	6,304
(Increase) in prepaid expenses and other current assets	(22,175)	(17,398)
Increase in accrued payroll and payroll taxes	292,692	115,492
(Decrease) increase in accounts payable and accrued expenses	(174,458)	144,001
Increase (decrease) in accrued warranty expense	113,723	(200,980)
Increase in deferred revenue	21,074	11,250
(Decrease) in long-term liabilities	(2,360)	(2,457)
Net cash provided by operating activities	1,286,701	432,377
Cash flows from investing activities:
Payments related to intangible assets	(2,745)	(8,766)
Purchase of property and equipment	(250,734)	(121,652)
Net cash used in investing activities:	(253,479)	(130,418)
Cash flows from financing activities:
Exercise of stock options	350	12,350
Net cash provided by financing activities:	350	12,350
Net increase in cash and cash equivalents	1,033,572	314,309
Cash and cash equivalents, beginning of period	1,173,177	858,868
Cash and cash equivalents, end of period	$2,206,749	$1,173,177
Supplement cash flow information:
Cash paid during the period for income taxes	$121,500	$95,150

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

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which replaces numerous requirements in U.S. generally accepted accounting principles, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expanded the disclosure requirements for revenue arrangements. The new standard, as amended, was effective for the Company for interim and annual reporting periods beginning on January 1, 2018.

As discussed in Note 3, the Company adopted ASC 606 using the modified retrospective transition method. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, Revenue Recognition, the accounting standard in effect for periods ended prior to January 1, 2018. Based on contracts in process at December 31, 2017, the Company determined that the impact of the adoption of ASC 606 was immaterial and that the Company would not recognize any of the accelerated net sales at January 1, 2018 in the Company’s statements of operations for any historical or future period.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. The Company is currently finalizing its evaluation of the effect adopting ASU 2016-02 will have on its financial statements and disclosures. The adoption of this ASU will result in the recognition of a right-of-use asset and lease liability on the balance sheet and expanded financial statement disclosures in amounts that are not material to the financial statements.

Note 3 – Significant Accounting Policies

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

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Concentrations of credit risk

Substantially all of the Company’s revenue is derived from Small Business Innovation Research (“SBIR”) and Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contracts for the federal government. Approximately 98% and 99% of revenues in 2018 and 2017, respectively, were realized in connection with task orders issued under the IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and to provide research, development, and program management and implementation of improvements to these units. Although the Company’s operations are not subject to any particular government approval or regulations, the Company is dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which the Company competes.

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

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Substantially all of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2018 and 2017.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3-7 years. Depreciation expense amounted to $61,252 and $23,991 for the years ended December 31, 2018 and 2017, respectively, and is included in engineering expense.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2018 or 2017.

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

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

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

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period. We classify net sales as products or services on our statements of income based on the predominant attributes of the performance obligations.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2018, our ending backlog was $4.8 million. For arrangements with the DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during the 12 month period following delivery and acceptance of production units by the government. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the years ended December 31, 2018 and 2017, the Company recognized a warranty expense (benefit) of $142,000 and $(198,967), respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 226 ADEPT units. As of December 31, 2018, there were 37 ADEPT units remain under the limited warranty coverage.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The following table reflects the reserve for product warranty activity for:

	December 31,
	2018	2017
Balance, beginning of the period	$40,000	$240,980
Provision for product warranty	142,000	40,000
Product warranty expirations	-	(238,967)
Product warranty costs paid	(28,277)	(2,013)
Balance, end of the period	$153,723	$40,000

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Year ended December 31,
	2018	2017
Salaries	$74,694	$228,610
Other costs	69,528	64,117
	$144,222	$292,727

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. In 2015, the Company recorded an estimated liability for the estimated purchase price of this license based on the estimated license sales and agreed upon payments due to VSE Corporation over the term of the agreement which is based on the number of sales of these licenses over a six year period. At December 31, 2018 and 2017, the Company had an accrued liability of $0 and $0, respectively, representing the Company's estimated obligation to VSE Corporation based on future projected license sales through the end of the agreement. A reduction in the contingent liability of $116,000 was recorded in general and administrative expenses for the year ended December 31, 2017.

Licenses are amortized using a straight-line method over their estimated life of six years. For the years ended December 31, 2018 and 2017, amortization expense amounted to $21,000 each year and is included in general and administrative expenses on the Statements of Operations. Amortization expense for 2019 through 2020 will be $21,000 and for 2021 will be $10,500.

The Company has developed and continues to develop intellectual property (technology and data) under SBIR and other contracts. The request for a trademark for the product name “ADEPT” has been approved by the U.S. Patent and Trademark Office, and ADEPT® is a registered trademark of the Company. Under SBIR data rights, the Company is protected from unauthorized use of SBIR-developed technology and data for a period of five years after acceptance of all items to be delivered under a particular SBIR contract or any follow-on contract. Trade names and trademarks with finite lives are amortized using the straight-line method over their estimated useful lives. For each of the years ended December 31, 2018 and 2017, amortization expense amounted to $141 and $153, respectively, which related to the cost of the patents and trademarks and is included in engineering expenses on the Statements of Income.

Share-based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There were no stock options issued for the years ended December 31, 2018 and 2017. During 2017, the Company granted an aggregate of 70,000 shares pursuant to restricted stock awards. The fair value of the restricted stock awards which amounted to $32,400 was determined on the date of grant using the Company’s closing stock price. The fair value of the restricted stock awards is being amortized over the vesting period of three to five years utilizing the straight-line method.

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

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified. Therefore, as of December 31, 2018 and 2017, there were no tax contingencies or unrecognized tax positions recorded.

The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties, such penalties will be included as an operating expense.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code, was signed into law. The 2017 Tax Act, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and net operating losses. The Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate and the impact, which was not significant, was recognized in tax expense for the year ended December 31, 2017, the year of enactment.

Earnings (loss) per share

Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities, using the treasury stock method.

Note 4 – Income Taxes

The income tax provision is comprised of the following for the years ended December 31:

	Year ended December 31,
	2018	2017
Current
State	$57,612	$12,500
Federal	135,000	15,084
	192,612	27,584
Deferred
State	(6,211)	31,368
Federal	(19,667)	164,878
	(25,878)	196,246

Income tax expense	$166,734	$223,830

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year ended December 31,
	2018	2017
Federal statutory rate	21.0%	34.0%
State taxes	8.2	6.1
Stock compensation	(0.5)	7.6
Nondeductible lobbying expenses	3.8	3.2
Other nondeductible/nontaxable items	1.2	2.2
Other, net	(0.2)	(4.4)
Effective tax rate	33.5%	48.7%

Deferred tax assets consist of the following as of December 31:

	December 31,
	2018	2017
Intangible assets	$(9,497)	$(14,275)
Accrued warranty expense	$39,837	$10,366
Accrued payroll	37,872	26,016
Share-based compensation	6,713	116
State net operating loss carryforward	8,909	8,918
Other, net	5,069	5,680
Property and equipment	(45,371)	(19,158)
Valuation allowance	(8,909)	(8,918)
	$34,623	$8,745

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

The Company continues to analyze its income tax positions and no significant income tax uncertainties were identified in 2018 and 2017. Therefore, the Company recognized no tax contingencies or unrecognized tax positions for the years ended December 31, 2018 and 2017. The Company is not currently under examination by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2015 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2015.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 5 – Share-Based Compensation

2007 Stock Incentive Option Plan

A summary of the Company’s 2007 Stock Incentive Plan activity for the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2018
		Weighted	Weighted
	Options	Exercise Price	Life (in years)
Options outstanding - January 1, 2018	222,000	$0.19	1.63
Granted	-	-
Exercised	(7,000)	0.05
Forfeited/Cancelled	-	-
Options outstanding - December 31, 2018	215,000	$0.20	0.53
Options exercisable - December 31, 2018	215,000	$0.20	0.53

	December 31, 2017
		Weighted	Weighted
	Options	Exercise Price	Life (in years)
Options outstanding - January 1, 2017	624,000	$0.39	1.64
Granted	-	-
Exercised	(67,000)	0.05
Forfeited/Cancelled	(335,000)	0.55
Options outstanding - December 31, 2017	222,000	$0.19	1.63
Options exercisable - December 31, 2017	215,000	$0.20	1.63

There were no options granted in 2018 or 2017. The aggregate intrinsic value of options outstanding at December 31, 2018 and 2017 under the 2007 Stock Incentive Plan was $49,450 and $56,550, respectively. The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2018 and 2017. The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes Merton option pricing model.

There were a total of 0 and 7,000 unvested options at December 31, 2018 and 2017 respectively. The total fair value of vested options as of December 31, 2018 and 2017 was approximately $92,000 and $97,000, respectively. For the years ended December 31, 2018 and 2017, the Company recognized share-based compensation expense of $0 and $153, respectively.

Restricted Stock

At December 31, 2018 and 2017, there were 449,000 and 457,000 restricted stock awards outstanding, respectively. The Company recognized stock-based compensation expense for restricted stock of $18,221 and $14,816 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, $40,299 of unrecognized share-based compensation expense that will be recognized in future periods.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 6 – Earnings Per Share

The Company’s calculation of earnings per share is as follows:

	Year ended December 31,
	2018	2017
Basic earnings per common share:
Net income	$329,210	$235,805

Weighted average basic shares outstanding	35,308,668	35,519,394

Basic income per common share	$0.01	$0.01

Dilutive earnings per common share:
Net income allocable to common shareholders	$329,210	$235,805

Weighted average shares outstanding - basic	35,308,668	35,519,394
Diluted effect:
Stock options	69,000	75,400
Unvested restricted stock	212,209	284,467
Weighted average dilutive shares outstanding	35,589,877	35,879,261

Dilutive income per common share	$0.01	$0.01

Diluted earnings per share for the years ended December 31, 2018 and 2017 do not reflect following potential common shares, as the effect would be antidilutive.

	Year ended December 31,
	2018	2017

Unvested restricted stock	80,000	70,000

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

The engineering research, design and development facility is located in Fort Washington, Pennsylvania where the Company leases general office space under a lease agreement that continues through September 2022. Rent is being expensed on a straight-line basis over the term of the lease. Future lease payments of the following for the years ended December 31:

2019	$138,977
2020	141,976
2021	144,976
2022	110,857

$536,786

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The Company also leases a facility in Largo, Florida which supports production of the ADEPT product line and quality assurance, field support, and life cycle management. In September 2018, the Company entered into a lease for a period of one year starting in October 2018, at a monthly rent of $3,223.

The Company maintains a marketing office in Washington, D.C. under a month to month lease.

Total rent expense during 2018 and 2017 was $209,787 and $144,950, respectively.

Line of credit

On January 31, 2018, the Company entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2019 and has been extended to January 31, 2020 and accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of December 31, 2018, no amounts were outstanding under the facility.

Note 8 – Related Party Transactions

For the years ended December 31, 2018 and 2017, the Company paid $26,000 and $11,000, respectively, to Paul G. Casner, the Chairman of the Company’s Board of Directors, in consideration of management consulting services.