Form 10-Q
period 2019-03-31
MIKROS SYSTEMS CORP
filed 2019-05-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,568,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 14, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited)	1

	Statements of Income for the Three Months Ended March 31, 2019 and 2018 (unaudited)	2

	Statement of Shareholders’ Equity for the Three Months Ended March 31, 2019 (unaudited)	3

	Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	16

	Signatures	16

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation

Balance Sheets

(unaudited)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$1,616,834	$2,206,749
Receivables on government contracts	1,301,712	1,043,738
Prepaid expenses and other current assets	74,621	94,717
Total current assets	2,993,167	3,345,204
Property and equipment:
Operating lease-right of use asset	442,138	-
Equipment	388,638	357,796
Leasehold improvements	21,306	21,306
Furniture & fixtures	43,174	43,174
Less: accumulated depreciation	(124,698)	(109,484)
Property and equipment, net	770,558	312,792
Intangible assets	140,428	140,428
Less: accumulated amortization	(80,529)	(75,241)
Intangible assets, net	59,899	65,187
Deferred tax assets	37,707	34,623
Total assets	$3,861,331	$3,757,806
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$559,269	$868,618
Accounts payable and accrued expenses	204,419	308,415
Accrued warranty expense	146,950	153,723
Lease obligation, current portion	119,880	-
Deferred revenue	37,221	39,824
Total current liabilities	1,067,739	1,370,580
Lease obligation, net of current portion	340,581	-
Other long-term liabilities	-	19,560
Total liabilities	1,408,320	1,390,140

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,568,775 and 35,568,775 shares, respectively	355,689	355,689
Capital in excess of par value	10,110,883	10,106,344
Accumulated deficit	(8,013,561)	(8,094,367)
Total shareholders' equity	2,453,011	2,367,666
Total liabilities and shareholders' equity	$3,861,331	$3,757,806

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Income

(unaudited)

	Three months ended March 31,
	2019	2018

Contract revenues	$2,020,265	$2,490,660

Cost of sales	778,542	1,177,032

Gross margin	1,241,723	1,313,628

Expenses:
Engineering	662,250	640,293
General and administrative	463,565	451,678

Total expenses	1,125,815	1,091,971

Income from operations	115,908	221,657

Other income:
Interest income	1,732	460

Net income before income taxes	117,640	222,117

Income tax expense	36,835	68,812

Net income available to common shareholders	$80,805	$153,305

Income per common share - basic	$-	-

Basic weighted average number of shares outstanding	35,568,775	35,564,419

Income per common share - diluted	$-	-

Diluted weighted average number of shares outstanding	35,807,830	35,829,565

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statement of Shareholders' Equity

(unaudited)

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2019	-	$-	35,568,775	$355,689	$10,106,344	$(8,094,366)	$2,367,667
Share-based compensation	-	-	-	-	4,539	-	4,539
Net income	-	-	-	-	-	80,805	80,805

Balance at March 31, 2019	-	$-	35,568,775	$355,689	$10,110,883	$(8,013,561)	$2,453,011

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$80,805	$153,305
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization	20,502	12,695
Deferred tax benefit	(3,084)	(9,901)
Share-based compensation expense	4,539	4,604
Changes in assets and liabilities:
(Increase) decrease in receivables on government contracts	(257,974)	70,119
Decrease (increase) in prepaid expenses and other current assets	20,096	(206,516)
Increase in accrued payroll and payroll taxes	(309,349)	(63,210)
(Decrease) increase in accounts payable and accrued expenses	(103,995)	313,864
(Decrease) in accrued warranty expense	(6,773)	-
(Decrease) in deferred revenue	(2,603)	(11,250)
(Decrease) in long-term liabilities	(1,237)	(805)
Net cash (used in) provided by operating activities	(559,073)	262,905
Cash flows from investing activities:
Payments related to intangible assets	-	(267)
Purchase of property and equipment	(30,842)	(19,050)
Net cash used in investing activities:	(30,842)	(19,317)
Cash flows from financing activities:
Exercise of stock options	-	350
Net cash provided by financing activities:	-	350
Net (decrease) increase in cash and cash equivalents	(589,915)	243,938
Cash and cash equivalents, beginning of period	2,206,749	1,173,177
Cash and cash equivalents, end of period	$1,616,834	$1,417,115

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company” or “we”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, changes in shareholders’ equity from January 1, 2019 to March 31, 2019 and cash flows for the three months ended March 31, 2019 and 2018.

Note 2 – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard supersedes the prior U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and the optional transition method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classifications.

Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $470,648 and operating lease liabilities of $488,971 on our balance sheet, but did not have an impact on the Company's beginning retained earnings, statement of income, or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

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

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 31, 2019, our ending backlog was $2.7 million. For arrangements with the U.S. Department of Defense, or DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended March 31, 2019 and 2018, the Company did not recognize any warranty expense. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 226 ADEPT units. As of March 31, 2019, there were 37 ADEPT units remaining under the limited warranty coverage.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table reflects the reserve for product warranty activity for:

	March 31,
	2019	2018
Balance, beginning of the period	$153,723	$40,000
Provision for product warranty	-	-
Product warranty expirations	-	-
Product warranty costs paid	(6,773)	-
Balance, end of the period	$146,950	$40,000

Research and Development Expense

Research and development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three months ended March 31,
	2019	2018
Salaries	$6,446	$37,026
Other costs	-	3,793
	$6,446	$40,819

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. Licenses are amortized using a straight-line method over their estimated life of six years. For the three months ended March 31, 2019 and 2018, amortization expense related to the Company’s license amounted to $5,250 for both periods and is included in general and administrative expenses on the Statements of Income.

Note 4 – Income Tax Matters

At March 31, 2019, we estimated our annual effective tax rate for 2019 to be 31%. We recognized a tax expense of $36,835 for the three months ended March 31, 2019. At March 31, 2019, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $(3,084) and $(9,901) during the three months ended March 31, 2019 and 2018, respectively. The change in deferred tax assets is attributable to the changes in various book/tax differences.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 5 – Income Per Share

Net income per common share information is as follows:

	Three months ended March 31,
	2019	2018
Basic earnings per common share:
Net income	$80,805	$153,305

Weighted average basic shares outstanding	35,568,775	35,564,419

Basic income per common share	$-	$-

Dilutive earnings per common share:
Net income allocable to common shareholders	$80,805	$153,305

Weighted average shares outstanding - basic	35,568,775	35,564,419
Diluted effect:
Stock options	57,333	70,364
Unvested restricted stock	181,722	194,782
Weighted average dilutive shares outstanding	35,807,830	35,829,565

Dilutive income per common share	$-	$-

Diluted net income per share for the three ended March 31, 2019 and 2018 does not reflect issuance of the following potential common shares, as the effect would be antidilutive.

	Three months ended March 31,
	2019	2018

Unvested restricted stock	80,000	70,000

Note 6 – Operating Leases

The Company adopted the ASU Topic 842- Leases beginning January 1, 2019 and adopted the practical expedients consistently for all of its leases. Accordingly, the Company:

●	Did not reassess whether any expired or existing contracts are or contain leases.
●	Did not reassess the lease classification for any expired or existing leases.
●	Did not reassess initial direct costs for any existing leases.

In addition, the Company elected to retrospectively determine the lease term and assess impairment of right of use asset.

At the date of transition, the Company recognized an operating lease liability and right of use asset. The amount of lease liability is equal to the present value of the remaining lease payments as of January 1, 2019 discounted using the incremental borrowing rate of 4.89%.

A right-of-use asset is measured at the amount of the lease liability adjusted for the amount of deferred straight-line rent, prepaid rent and lease incentive allowances previously recognized.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The determination of whether an arrangement is, or contains, a lease is based on the substance of the arrangement at the inception date and requires an assessment of whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets or the arrangement conveys a right to use the asset. A reassessment is made after inception of the lease only if one of the following applies:

a.	there is a change in contractual terms, other than a renewal or extension of the arrangement;

b.	a renewal option is exercised or extension granted, unless the term of the renewal or extension was initially included in the lease term;

c.	there is a change in the determination of whether fulfillment is dependent on a specified asset; or

d.	there is a substantial change to the asset.

Whenever a reassessment is made, lease accounting shall commence or cease from the date when the change in circumstances gave rise to the reassessment for scenarios (a), (c) or (d) and at the date of renewal or extension period for scenario (b).

Leases where the lessor retains substantially all of the risks and rewards of ownership are classified as operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

The Company has operating lease agreements for each of its offices. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases. These lease agreements are for terms ranging from 5.25 to 5.33 years and provide for rental escalations of approximately 2.1%.

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the balance sheet as of March 31, 2019.

Year	Amount
Remainder of 2019	$139,727
2020	142,726
2021	145,726
2022	74,238
Total lease payments	502,417
Less: Interest	(41,956)
Net present value of lease liabilities	$460,461

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of March 31, 2019 were as follows:

Weighted average lease term (months)	45
Weighted average discount rate	4.89%

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovative Research (“SBIR”) grants; competitive pricing pressures; market acceptance of our products under development: delays in the development of products; our ability to adequately integrate our software offerings into our business model, our ability to develop and market solutions for commercial customers, numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature; statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related information contained herein and our audited financial statements as of December 31, 2018.

Overview

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

Our primary business focus is to pursue SBIR programs from the U.S. Department of Defense, or DoD, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products and services. Since 2002, we have been awarded several Phase I, II, and III SBIR contracts, and several IDIQ contracts for our ADEPT and ADSSS products.

Revenues from our government contracts represented substantially all of our revenues for the three months ended march 31, 2019 and 2018. Over the past decade, our principal customer has been the DoD, primarily the U.S. Navy (“Navy”). We provide the following two key systems to the Navy for maintenance of radars and combat systems:

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

More recently, we have developed and marketed software products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. Our Prognostics Framework® and Diagnostic Profiler® products provide software capabilities which complement our maintenance hardware products (ADEPT and ADSSS) and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that we have a complete hardware/software solution for advanced maintenance, we are expanding into commercial and industrial markets.

Products Portfolio

Adaptive Diagnostic Electronic Portable Testset (ADEPT). ADEPT, also known as the AN/PSM-132, is an automated maintenance workstation designed to significantly reduce the time (ADEPT) required to align all variants of the AN/SPY1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers while optimizing system performance and readiness. ADEPT systems are currently deploying on all AEGIS CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems military or commercial applications. In that regard, we have a service contract with the U.S. Navy to extend ADEPT to a second U.S. Navy radar system, the SPS-49. These services are expected to assist in optimizing performance for the Ballistic Missile Defense Mission. As of the date of this report, we have delivered a total of 226 ADEPT units.

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

Diagnostic Profiler. The Diagnostic Profiler is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics, and troubleshooting applications. The software provides diagnostic services to its host application, including fault call-outs, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault callouts by probability. The use of the diagnostic profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes and over the life of the system, could result in significant cost savings. This system is used by commercial customers and has also generated yearly support contracts for service. We are under contract with Northrup Grumman to provide more capabilities to this system and onsite support.

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

Government Contracts

In April 2016, we received three contracts to continue logistics support of the ADEPT maintenance automation workstation. A contract valued at approximately $0.3 million to provide ADEPT General Engineering and Support was awarded, along with two other logistics contracts to perform necessary updates, repair and calibration on the ADEPT units, totaling $0.25 million. Along with the contracts received for our ADEPT product, we received a follow-on contract in the amount of $0.1 million, for technical support on the USS Fort Worth (LCS3) using the latest version of our ADSSS.

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

In February 2017, we were awarded a follow-on multi-year SBIR Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other logistics services. Since the award, we have received multiple delivery orders, some of which are described below.

In March and April 2017, we were awarded the second, third and fourth delivery orders under the ADEPT IDIQ Contract. The second delivery order covers engineering services in the amount of $11.5 million which will be funded incrementally and facilitate the engineering and technical support for the ADEPT program over a three year period. The third delivery order contract for $0.6 million is to provide sustainment services, such as calibration, repair, evaluations, and screenings of ADEPT units to be performed in our Manufacturing and Depot Center (‘M&D Center”) in Largo, Florida. The fourth delivery order for $0.1 million is to provide training to sailors in the fleet to operate the ADEPT maintenance automation workstation.

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

In September 2018, we received modifications to our ADEPT sustainment delivery orders, adding $0.25 million. This funding allows the M&D Center to provide bi-annual sustainment services for units from the fleet.

In November 2018, we received a contract modification to add funding to our ADEPT IDIQ Contract for engineering services in the amount of $0.2 million. This additional funding will support the ADEPT product line in the fleet, implement necessary software enhancements and provide general support.

In May 2019, we received a contract modifications to add funding to our ADEPT IDIQ Contract in the amounts of $0.05 million for sustainment services and $0.8 million for engineering services. These awards will allow us to continue to support the ADEPT product line in the fleet, implement necessary software enhancements, and provide general support of the program.

Commercial Contracts

In May 2019, our long-time customer HP Indigo renewed its annual contract for Diagnostic Profiler and Diagnostician Software Maintenance and Support.

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

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP, which recently extended our Diagnostic Profiler software support for a sixth year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are currently developing a condition-based maintenance solution for heating ventilation, air conditioning and refrigeration (HVAC) equipment based on our proprietary Prognostics Framework solution. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians. More recently, we commenced a pilot program with an energy consulting firm to collect energy consumption data to reduce power consumption, decrease system downtime, and recommend proactive maintenance to commercial and industrial energy users. We are also in discussions with additional commercial companies regarding the use of our condition based maintenance applications.

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

Changes to Critical Accounting Policies and Estimates

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard supersedes the prior U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and the optional transition method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classifications.

Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $470,648 and operating lease liabilities of $488,971 on our balance sheet, but did not have an impact on the Company's beginning retained earnings, statement of income or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

Results of Operations

Three Months Ended March 31, 2019 and March 31, 2018

We generated revenues of $2,020,265 during the three months ended March 31, 2019 compared to $2,490,660 during the three months ended March 31, 2018, a decrease of $470,395, or 19%. This resulted primarily from a reduction in the production of ADEPT units from 26 partial production in the first quarter of 2018 to no ADEPT units produced in the first quarter of 2019. Revenues in the first quarter of 2019 consisted entirely of engineering support services contracts.

Cost of sales consists of direct contract costs including labor, material, subcontracts for the ADEPT units that have been delivered, travel, and other direct costs. Cost of sales for the three months ended March 31, 2019 was $778,542 compared to $1,177,032 for the three months ended March 31, 2018, a decrease of $398,490 or 34%. The reduction resulted from a change in the mix of revenue in the first quarter of 2019. In 2019, we did not produce any ADEPT units and all revenue was generated from engineering support services.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended March 31, 2019 were $662,250 compared to $640,293 for the three months ended March 31, 2018, an increase of $21,957, or 3%.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended March 31, 2019 were $463,565 as compared to $451,678 for the three months ended March 31, 2018, an increase of $11,887, or 3%.

We reported a net income of $80,805 in the three months ended March 31, 2109 as compared to $153,305 in three months ended March 31, 2018. The decrease was attributable primarily to the decrease in revenues in the first quarter of 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2019, net cash used in operations was $559,073 compared to net cash provided by operations of $262,905 during the three months ended March 31, 2018. The decrease was due primarily to the timing of receipts and payments related to our operating assets and liabilities.

Net cash used in investing activities was $30,842 in the three months ended March 31, 2019 as compared to $19,317 in the three months ended March 31, 2018, an increase of $11,525. The increase was due to the increase in purchases of equipment, furniture and fixtures related to an expansion of our offices in Pennsylvania.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2019 and has been extended to January 31, 2020. The facility accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of March 31, 2019, no amounts were outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.   Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our Chief Executive Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATION

May 14, 2019	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer and Chief Financial Officer