Form 10-Q
period 2019-06-30
MIKROS SYSTEMS CORP
filed 2019-08-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193
For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,588,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 12, 2019.

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Balance Sheets
(unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$1,651,427	$2,206,749
Receivables on government contracts	1,190,170	1,043,738
Prepaid expenses and other current assets	139,185	94,717
Total current assets	2,980,782	3,345,204
Property and equipment:
Operating lease-right to use asset	413,080	-
Equipment	383,190	357,796
Leasehold improvements	21,306	21,306
Furniture & fixtures	43,174	43,174
Less: accumulated depreciation	(139,951)	(109,484)
Property and equipment, net	720,799	312,792
Intangible assets	140,660	140,428
Less: accumulated amortization	(93,955)	(75,241)
Intangible assets, net	46,705	65,187
Deferred tax assets	50,428	34,623
Total assets	$3,798,714	$3,757,806
Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$541,186	$868,618
Accounts payable and accrued expenses	228,204	308,415
Accrued warranty expense	106,550	153,723
Lease obligation, current portion	122,103	-
Deferred revenue	33,847	39,824
Total current liabilities	1,031,890	1,370,580
Lease obligation, net of current portion	308,995	-
Other long-term liabilities	-	19,560
Total liabilities	1,340,885	1,390,140

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,588,775 and 35,568,775 shares, respectively	355,889	355,689
Capital in excess of par value	10,119,222	10,106,344
Accumulated deficit	(8,017,282)	(8,094,367)
Total shareholders' equity	2,457,829	2,367,666
Total liabilities and shareholders' equity	$3,798,714	$3,757,806

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Contract revenues	$1,853,503	$2,242,111	$3,873,768	$4,732,771

Cost of sales	792,151	1,102,407	1,570,693	2,279,439

Gross margin	1,061,352	1,139,704	2,303,075	2,453,332

Expenses:
Engineering	695,838	593,797	1,358,088	1,234,090
General and administrative	369,742	422,259	833,307	873,937

Total expenses	1,065,580	1,016,056	2,191,395	2,108,027

Income (loss) from operations	(4,228)	123,648	111,680	345,305

Other income:
Interest income	939	456	2,671	916

Income (loss) before income taxes	(3,289)	124,564	114,351	346,221

Income tax expense	432	40,277	37,267	109,089

Net income (loss) available to common shareholders	$(3,721)	$84,287	$77,084	$237,132

Income per common share - basic	$-	-	$-	$0.01

Basic weighted average number of shares outstanding	35,577,786	35,568,775	35,573,305	35,566,609

Income per common share - diluted	$-	-	$-	$0.01

Diluted weighted average number of shares outstanding	35,577,786	35,846,608	35,765,111	35,849,795

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Shareholders' Equity

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at April 1, 2019	-	$-	35,568,775	$355,689	$10,110,883	$(8,013,561)	$2,453,011
Stock compensation	-	-	-	-	4,539		4,539
Exercise of stock options	-	-	20,000	200	3,800	-	4,000
Net loss	-	-	-	-	-	(3,721)	(3,721)

Balance at June 30, 2019	-	$-	35,588,775	$355,889	$10,119,222	$(8,017,282)	$2,457,829

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at April 1, 2018	-	$-	35,568,775	$355,689	$10,092,727	$(8,270,732)	$2,177,684
Stock compensation	-	-	-	-	4,539		4,539
Net income	-	-	-	-	-	84,287	84,287

Balance at June 30, 2018	-	$-	35,568,775	$355,689	$10,097,266	$(8,186,445)	$2,266,510

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2019	-	$-	35,568,775	$355,689	$10,106,344	$(8,094,366)	$2,367,667
Stock compensation	-	-	-	-	9,078	-	9,078
Exercise of stock options			20,000	200	3,800		4,000
Net income	-	-	-	-	-	77,084	77,084

Balance at June 30, 2019	-	$-	35,588,775	$355,889	$10,119,222	$(8,017,282)	$2,457,829

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2018	-	$-	35,561,775	$355,619	$10,087,843	$(8,423,577)	$2,019,885
Stock compensation					9,143		9,143
Exercise of stock options			7,000	70	280		350
Net income						237,132	237,132

Balance at June 30, 2018	-	$-	35,568,775	$355,689	$10,097,266	$(8,186,445)	$2,266,510

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$77,084	$237,132
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization	51,771	25,456
Deferred tax benefit	(15,805)	(27,283)
Share-based compensation expense	9,078	9,143
Changes in assets and liabilities:
(Increase) in receivables on government contracts	(146,432)	(331,359)
(Increase) in prepaid expenses and other current assets	(44,468)	(2,843)
(Decrease) increase in accrued payroll and payroll taxes	(327,432)	81,415
(Decrease) in accounts payable and accrued expenses	(80,210)	(58,223)
(Decrease) increase in accrued warranty expense	(47,173)	21,641
(Decrease) in deferred revenue	(5,977)	(5,000)
(Decrease) in long-term liabilities	(1,542)	(1,898)
Net cash used in operating activities	(531,106)	(51,819)
Cash flows from investing activities:
Payments related to intangible assets	(232)	(2,123)
Purchase of property and equipment	(27,984)	(38,383)
Net cash used in investing activities	(28,216)	(40,506)
Cash flows from financing activities:
Exercise of stock options	4,000	350
Net cash provided by financing activities	4,000	350
Net decrease in cash and cash equivalents	(555,322)	(91,975)
Cash and cash equivalents, beginning of period	2,206,749	1,173,177
Cash and cash equivalents, end of period	$1,651,427	$1,081,202

Cash paid for income taxes	$121,000	$26,000

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, changes in shareholders’ equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018.

Note 2 – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and the optional transition method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classifications.

Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our balance sheet, but did not have an impact on the Company's beginning retained earnings, statement of income, or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. As of June 30, 2019, total right-of-use assets related to our operating leases was $413,080 and current and non-current operating lease liabilities were $122,103 and $308,995, respectively.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of revenue. As of June 30, 2019, our ending backlog was $1.8 million. For arrangements with the Department of Defense, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended June 30, 2019 and 2018, the Company recognized a warranty (benefit) expense of $(40,400) and $40,000, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized a warranty (benefit) expense of $(40,400) and $40,000, respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 226 ADEPT units. As of June 30, 2019, there were 26 ADEPT units remaining under the limited warranty coverage.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table reflects the reserve for product warranty activity for:

	June 30, 2019	December 31, 2018
Balance, beginning of the period	$153,723	$40,000
Provision for product warranty	-	142,000
Product warranty expirations	(40,400)	-
Product warranty costs paid	(6,773)	(28,277)
Balance, end of the period	$106,550	$153,723

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Salaries	$11,195	$25,654	$17,641	$62,680
Other costs	12,454	20,608	12,454	24,401
	$23,649	$46,262	$30,095	$87,081

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework and Diagnostic Profiler programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems.

Licenses are amortized using a straight-line method over their estimated life of six years. For the three and six months ended June 30, 2019 and 2018, amortization expense related to the Company’s license amounted to $5,250 and $5,250 and $10,500 and $10,500, respectively, and is included in general and administrative expenses on the Statements of Income.

Note 4 – Income Tax Matters

At June 30, 2019, we estimated our annual effective tax rate for 2019 to be 32%. We recognized a tax expense of $37,267 for the six months ended June 30, 2019. At June 30, 2019, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has increased its net deferred tax assets by $15,805 and $27,283 during the six months ended June 30, 2019 and 2018, respectively. The change in deferred tax assets is attributable to the changes in various book/tax differences.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 5 – Income Per Share

Net income per common share information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic earnings per common share:
Net (loss) income	$(3,721)	$84,287	$77,084	$237,132

Weighted average basic shares outstanding	35,577,786	35,568,775	35,573,305	35,566,609

Basic income per common share	$-	$-	$-	$0.01

Dilutive earnings per common share:
Net (loss) income allocable to common shareholders	$(3,721)	$84,287	$77,084	$237,132

Weighted average shares outstanding - basic	35,577,786	35,568,775	35,573,305	35,566,609
Diluted effect:
Stock options	-	67,571	41,516	69,000
Unvested restricted stock	-	210,262	150,290	214,186
Weighted average dilutive shares outstanding	35,577,786	35,846,608	35,765,111	35,849,795

Dilutive income per common share	$-	$-	$-	$0.01

Diluted net income per share for the three and six months ended June 30, 2019 and 2018 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Unvested restricted stock	447,000	70,000	80,000	70,000

Stock options	195,000	-	-	-

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

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

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

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the balance sheet as of June 30, 2019.

Year	Amount
Remainder of 2019	$69,738
2020	141,976
2021	144,976
2022	110,857
Total lease payments	467,547
Less: Interest	(36,449)
Net present value of lease liabilities	$431,098

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of June 30, 2019 were as follows:

Weighted average lease term (in months)	39
Weighted average discount rate	4.89%

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions; a decline or redirection of the U.S. defense budget; the termination of any contracts with the U.S. Government; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; our limited marketing experience; competition between us and other companies seeking Small Business Innovation Research grants; competitive pricing pressures; market acceptance of our products under development: delays in the development of products; our ability to adequately integrate our software offerings into our business model, our ability to develop and market solutions for commercial customers, numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature; statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Overview

Mikros Systems Corporation (the “Company”, “we”, “Mikros” or “us”) designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution, utility systems, and Federal Aviation Administration systems.

Our primary business focus is to pursue Small Business Innovation Research programs from the Department of Defense, Department of Homeland Security, and other governmental authorities, and to expand this government funded research and development into products and services. Since 2002, we have been awarded several Phase I, II, and III Small Business Innovation Research contracts, and several IDIQ contracts for our ADEPT and ADSSS products.

Revenues from our government contracts represented substantially all of our revenues for the six months ended June 30, 2019 and 2018. Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy (“Navy”). We provide the following two key systems to the Navy for maintenance of radars and combat systems:

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

Product Portfolio

Revenues from our government contracts represented substantially all of our revenues for the six months ended June 30, 2019. We believe that we can utilize the intellectual property developed under our various Small Business Innovation Research awards to develop proprietary products for both the government and commercial marketplace.

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

In September 2016, we were awarded and entered into a multi-year IDIQ contract with the Naval Surface Warfare Center, Port Hueneme Division, relating to our ADSSS product. The contract has a term of five years and provides for the purchase and sale of up to $48 million of ADSSS units and related engineering and logistics support. The IDIQ contract covers the first eight ships of the 28 ship program. The first delivery order in the amount of $3.0 million was awarded on September 15, 2016 to perform installations, support and logistics for the LCS class. In June 2018, we received the second delivery order totaling $2.5 million to support the MK 99 FCS development, test and installation.

In September 2016, we received multiple contracts totaling approximately $0.4 million to continue logistics support of the ADEPT maintenance workstation. These contracts include general engineering support, repair, calibration and training.

In February 2017, we were awarded a follow-on multi-year Small Business Innovation Research Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other logistics services. Since the award, we have received multiple delivery orders, some of which are described below.

Between March and September 2017, we have been awarded several delivery orders under the ADEPT IDIQ Contract. The second delivery order covers engineering services in the amount of $11.5 million which will be funded incrementally and facilitate the engineering and technical support for the ADEPT program during the next three years. The third delivery order for $0.6 million is to provide sustainment services, such as calibration, repair, evaluations, and screenings of ADEPT units to be performed in our Manufacturing and Depot (M&D) Center in Largo, Florida. The fourth delivery order for $0.1 million is to provide training to sailors in the fleet to operate the ADEPT maintenance automation workstation. The fifth delivery order in the amount of $2.4 million covered production and delivery of additional ADEPT units. These new units will continue our fleet support on Aegis cruisers and destroyers in the U.S. Navy.

In April 2017, we received contract awards totaling $2.0 million from the U.S. Navy to extend the capabilities of the ADSSS Condition-Based Maintenance (CBM) system to support a fourth Navy radar system, the MK 99. The Small Business Innovation Research office in Dahlgren, VA provided $0.5 million of the total funding to support this effort.

In July 2017 and November 2017, we received modifications which added funding to our ADEPT IDIQ Contract, for engineering services in the amounts of $0.4 million and $0.1 million, respectively. These awards will allow us to continue to support the ADEPT product line in the fleet, implement necessary software enhancements, and provide general support of the program.

In August 2017, and August 2018 we received modifications to our ADEPT sustainment delivery order, adding $0.5 million and $0.25 million, respectively, for our manufacturing and depot center in Largo, Florida, (“M&D Center”) to continue to provide bi-annual sustainment services for units from the fleet cycling through our M&D Center.

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

In May 2019, we received a contract modification to add funding in the amount of $0.05 million to our ADEPT IDIQ Contract for sustainment services. This award will allow us to continue to support the ADEPT product line in the fleet and implement necessary software enhancements.

In May 2019, we also received a contract modification to add funding in the amount of $0.8 million to our ADEPT IDIQ Contract for engineering services. This funding will provide general support for the program.

In June 2019, an additional $0.1 million was received for ADEPT general engineering services, along with $0.04 in July 2019 for sustainment services.

Commercial Contracts

In May 2019, our long-time customer HP Indigo renewed its annual contract for Diagnostic Profiler and Diagnostician Software Maintenance and Support.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the U.S. Federal government, our key performance indicator is the dollar volume of contracts and task orders awarded to us under our IDIQ contracts. Increases in the number and value of contracts and trade orders awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such awards, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the substantial majority of our revenue in 2018, and expected revenue in 2019, is or will be from sales of ADEPT units and ADSSS systems under our IDIQ contracts, continued generation of task orders and our ability to expand the market and potential customer base for ADEPT units will be a key indicator of future revenue. ADEPT units must be serviced and calibrated every two years. Accordingly, if we can continue to increase the installed base of ADEPT units and expand the units to other radar systems, we expect to generate future recurring maintenance and service revenue.

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business and executing new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the Department of Defense Small Business Innovation Research program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various Small Business Innovation Research awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state of the art test equipment can be used by many commercial and governmental customers such as the Federal Aviation Administration, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue Small Business Innovation Research projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, such as ADEPT, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP Indigo, which recently extended our Diagnostic Profiler software support for a sixth year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are currently developing a condition-based maintenance solution for heating ventilation, air conditioning and refrigeration (HVAC) equipment based on our proprietary Prognostics Framework solution. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians. More recently, we commenced a pilot program with an energy consulting firm to collect energy consumption data to reduce power consumption, decrease system downtime, and recommend proactive maintenance to commercial and industrial energy users. We are also in discussions with additional commercial companies regarding the use of our condition based maintenance applications.

In 2019, our primary strategic focus is to continue as a premium provider of Research and Product Development services to the defense industry, generate multiple task orders under our two IDIQ contracts, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. In furtherance of this strategy, we have made material investments in our engineering and technical staffs to provide broader and deeper expertise to our customers. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our M&D Center in Largo, Florida.

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

Changes to Critical Accounting Policies and Estimates

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and the optional transition method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classifications.

Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our balance sheet, but did not have an impact on the Company's beginning retained earnings, statement of income or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

Results of Operations

Three Months Ended June 30, 2019 and 2018

We generated revenues of $1,853,503 during the three months ended June 30, 2019 compared to $2,242,111 during the three months ended June 30, 2018, a decrease of $388,608, or 17%. The decrease was due principally to delays of follow-on contract awards and no ADEPT units produced in 2019.

Cost of sales consists of direct contract costs including labor, material, subcontracts for the ADEPT units that have been delivered, travel, and other direct costs. Cost of sales during the three months ended June 30, 2019 was $792,151 compared to $1,102,407 for the three months ended June 30, 2018, a decrease of $310,256 or 28%. The decrease relates to a change in the mix of contracts generating revenues as compared to the second quarter of 2018. In 2019, we did not produce any ADEPT units and all revenue was generated from engineering support services.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended June 30, 2019 were $695,838 compared to $593,797 for the three months ended June 30, 2018, an increase of $102,041, or 17%. The increase in 2019 was due to delays of follow-on contract awards, and shift of increases in engineering personnel from revenue generating contracts.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development (IR&D) which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended June 30, 2019 were $369,742 compared to $422,259 for the three months ended June 30, 2017, a decrease of $52,517, or 12%.

We recognized a tax expense of $432 for the three months ended June 30, 2019. At June 30, 2019, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net loss of $3,721 for the three months ended June 30, 2019 as compared to net income of $84,287 for the three months ended June 30, 2018. The decrease was attributable primarily to the decrease in revenues in the second quarter of 2019.

Six Months Ended June 30, 2019 and 2018

We generated revenues of $3,873,768 during the six months ended June 30, 2019 compared to $4,732,771 during the six months ended June 30, 2018, a decrease of $859,003, or 22%. The decrease was due principally to delays of follow-on contract awards and no ADEPT units produced in 2019.

Cost of sales for the six months ended June 30, 2019 was $1,570,693 compared to $2,279,439 for the six months ended June 30, 2018, a decrease of $708,746 or 45%. The decrease relates to a change in the mix of contracts generating revenues as compared to the corresponding period of 2018. In 2019, we did not produce any ADEPT units and all revenue was generated from engineering support services.

Engineering costs for the six months ended June 30, 2019 were $ 1,358,088 compared to $1,234,090 for the six months ended June 30, 2018, an increase of $123,998, or 9%. The increase in 2019 was due to delays of follow-on contract awards, and a shift of increases in engineering personnel from revenue generating contracts.

General and administrative costs for the six months ended June 30, 2019 were $ 833,307 compared to $873,937 for the six months ended June 30, 2017, an increase of $40,630, or 5%.

At June 30, 2019, we estimated our annual effective tax rate for 2019 to be 32%. We recognized a tax expense of $37,267 for the six months ended June 30, 2019 primarily due to expected net income for the remainder of 2019. At June 30, 2019, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net income of $77,084 for the six months ended June 30, 2019 as compared to net income of $237,132 for the three months ended June 30, 2018. The decrease was attributable primarily to the decrease in revenues in the first six months of 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2019, net cash used in operations was $531,106 compared to net cash used in operations of $51,819 during the six months ended June 30, 2018. The increase was primarily due to the timing of receipts and payments related to our operating assets and liabilities.

Net cash used in investing activities was $28,216 in the six months ended June 30, 2019 as compared to $40,506 in the six months ended June 30, 2018, a decrease of $12,213. The decrease was due to the decrease in purchases of equipment and furniture and fixtures related to an expansion of our Pennsylvania offices in 2018.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2019 and has been extended to January 31, 2020. The facility accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of June 30, 2019, no amounts were outstanding under the facility.

In order to pursue strategic opportunities, obtain additional Small Business Innovation Research contracts, or acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities. In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions. There can be no assurance, assuming we successfully raise additional funds or enter into business alliances, that we will remain profitable or continue to generate positive cash flow.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of June 30, 2019, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2019, we issued 20,000 shares of common stock to a director upon exercise of options in consideration of cash payment of $4,000. The forgoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

MIKROS SYSTEMS CORPORATIO

August 14, 2019	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer and Chief Financial Officer