Form 10-Q
period 2019-09-30
MIKROS SYSTEMS CORP
filed 2019-11-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 35,588,775 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 13, 2019.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited)	1

	Condensed Statements of Income for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	2

	Condensed Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits	16

	Signatures	16

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Balance Sheets
(unaudited)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$1,884,123	$2,206,749
Receivables on government contracts	352,687	1,043,738
Prepaid expenses and other current assets	334,073	94,717
Total current assets	2,570,883	3,345,204

Property and equipment
Operating lease-right to use asset	383,467	-
Equipment	389,923	357,796
Leasehold improvements	21,306	21,306
Furniture & fixtures	43,174	43,174
Less: accumulated depreciation	(155,203)	(109,484)
Property and equipment, net	682,667	312,792
Intangible assets	140,660	140,428
Less: accumulated amortization	(91,106)	(75,241)
Intangible assets, net	49,554	65,187
Deferred tax assets	32,453	34,623
Total assets	$3,335,557	$3,757,806

Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$501,759	$868,618
Accounts payable and accrued expenses	42,510	308,415
Accrued warranty expense	100,835	153,723
Lease obligation, current portion	124,354	-
Deferred revenue	35,173	39,824
Total current liabilities	804,631	1,370,580
Lease obligation, net of current portion	277,131	-
Other long-term liabilities	-	19,560
Total liabilities	1,081,762	1,390,140

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,588,775 and 35,568,775 shares, respectively	355,889	355,689
Capital in excess of par value	10,124,721	10,106,344
Accumulated deficit	(8,226,815)	(8,094,367)
Total shareholders' equity	2,253,795	2,367,666
Total liabilities and shareholders' equity	$3,335,557	$3,757,806

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Contract revenues	$1,017,121	$1,893,945	$4,890,889	$6,626,716

Cost of sales	317,015	776,493	1,887,708	3,055,932

Gross margin	700,106	1,117,452	3,003,181	3,570,784

Expenses:
Engineering	691,337	648,739	2,049,425	1,882,829
General and administrative	349,230	413,731	1,182,537	1,287,668

Total expenses	1,040,567	1,062,470	3,231,962	3,170,497

(Loss) income from operations	(340,461)	54,982	(228,781)	400,287

Other income:
Interest income	898	322	3,569	1,238

(Loss) income before income taxes	(339,563)	55,304	(225,212)	401,525

Income tax benefit (expense)	130,031	(18,275)	92,764	(127,364)

Net (loss) income available to common shareholders	$(209,532)	$37,029	$(132,448)	$274,161

(Loss) income per common share - basic	$(0.01)	$-	$-	$0.01

Basic weighted average number of shares outstanding	35,588,775	35,568,775	35,578,519	35,308,668

(Loss) income per common share - diluted	$(0.01)	$-	$-	$0.01

Diluted weighted average number of shares outstanding	35,588,775	35,876,540	35,578,519	35,594,805

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Shareholders' Equity

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of Shares	Par Value	of Par Value	Deficit	Total
Balance at July 1, 2019	-	-	35,588,775	$355,889	$10,119,222	$(8,017,283)	$2,457,828
Stock compensation	-	-	-	-	5,499		5,499
Net loss	-	-	-	-	-	(209,532)	(209,532)

Balance at September 30, 2019	-	$-	35,588,775	$355,889	$10,124,721	$(8,226,815)	$2,253,795

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of Shares	Par Value	of Par Value	Deficit	Total
Balance at July 1, 2018	-	-	35,568,775	$355,689	$10,097,266	$(8,186,445)	$2,266,510
Stock compensation	-	-	-	-	4,539		4,539
Net income	-	-	-	-	-	37,029	37,029

Balance at September 30, 2018	-	$-	35,568,775	$355,689	$10,101,805	$(8,149,416)	$2,308,078

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2019	-	$-	35,568,775	$355,689	$10,106,344	$(8,094,367)	$2,367,666
Stock compensation	-	-	-	-	14,577	-	14,577
Exercise of stock options			20,000	200	3,800		4,000
Net loss	-	-	-	-	-	(132,448)	(132,448)

Balance at September 30, 2019	-	$-	35,588,775	$355,889	$10,124,721	$(8,226,815)	$2,253,795

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2018	-	$-	35,561,775	$355,619	$10,087,843	$(8,423,577)	$2,019,885
Stock compensation					13,682		13,682
Exercise of stock options			7,000	70	280		350
Net income						274,161	274,161

Balance at September 30, 2018	-	$-	35,568,775	$355,689	$10,101,805	$(8,149,416)	$2,308,078

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net (loss) income	$(132,448)	$274,161
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	61,584	63,795
Deferred tax expense (benefit)	2,170	(47,032)
Share-based compensation expense	14,577	13,682
Changes in assets and liabilities:
Decrease (increase) in receivables on government contracts	691,051	(243,585)
(Increase) in prepaid expenses and other current assets	(239,356)	(8,618)
(Decrease) increase in accrued payroll and payroll taxes	(366,860)	189,890
(Decrease) in accounts payable and accrued expenses	(265,904)	(122,176)
(Decrease) increase in accrued warranty expense	(52,888)	90,370
(Decrease) increase in deferred revenue	(4,651)	6,500
(Decrease) in long-term liabilities	(1,542)	(2,990)
Net cash (used in) provided by operating activities	(294,266)	213,997
Cash flows from investing activities:
Payments related to intangible assets	(233)	(2,263)
Purchase of property and equipment	(32,127)	(96,455)
Net cash used in investing activities:	(32,360)	(98,718)
Cash flows from financing activities:
Exercise of stock options	4,000	350
Net cash provided by financing activities:	4,000	350
Net (decrease) increase in cash and cash equivalents	(322,626)	115,629
Cash and cash equivalents, beginning of period	2,206,749	1,173,177
Cash and cash equivalents, end of period	$1,884,123	$1,288,806

Cash paid for income taxes	$121,000	$66,500

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company”, “we” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018.

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

Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our balance sheet, but did not have an impact on the Company's beginning retained earnings, statement of income, or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of revenue. As of September 30, 2019, our ending backlog was $1.9 million. For arrangements with the Department of Defense, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during such warranty period. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, expected and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the three months ended September 30, 2019 and 2018, the Company recognized a warranty expense of $0 and $75,000, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized a warranty (benefit) expense of ($40,400) and $115,000, respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 226 ADEPT units. As of September 30, 2019, there were 26 ADEPT units remaining under the limited warranty coverage.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table reflects the reserve for product warranty activity for:

	September 30, 2019	December 31, 2018
Balance, beginning of the period	$153,723	$40,000
Provision for product warranty	-	142,000
Product warranty expirations	(40,400)	-
Product warranty costs paid	(12,488)	(28,277)
Balance, end of the period	$100,835	$153,723

Research and Development Expense

Research and Development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Salaries	$15,841	$7,047	$33,482	$69,727
Other costs	4,584	14,000	17,038	38,401
	$20,425	$21,047	$50,520	$108,128

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

Licenses are amortized using a straight-line method over their estimated life of nine years. For the three and nine months ended September 30, 2019 and 2018, amortization expense related to the Company’s license amounted to $5,250 and $5,250 and $15,750 and $15,750, respectively, and is included in general and administrative expenses on the Statements of Income.

Note 4 – Income Tax Matters

At September 30, 2019, we estimated our annual effective tax rate for 2019 to be 41%. We recognized a tax benefit of $92,764 for the nine months ended September 30, 2019. At September 30, 2019, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has (decreased) increased its net deferred tax assets by $(2,170) and $47,032 during the nine months ended September 30, 2019 and 2018, respectively. The change in deferred tax assets is attributable to the changes in various book/tax temporary differences.

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 5 –  (Loss) Income Per Share

Net (loss) income per common share information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic earnings per common share:
Net (loss) income	$(209,532)	$37,029	$(132,448)	$274,161

Weighted average basic shares outstanding	35,588,775	35,568,775	35,578,519	35,308,668

Basic (loss) income per common share	$(0.01)	$-	$-	$0.01

Dilutive earnings per common share:
Net (loss) income allocable to common shareholders	$(209,532)	$37,029	$(132,448)	$274,161

Weighted average shares outstanding - basic	35,588,775	35,568,775	35,578,519	35,308,668
Dilutive effect:
Stock options	-	76,347	-	70,364
Unvested restricted stock	-	231,418	-	215,773
Weighted average dilutive shares outstanding	35,588,775	35,876,540	35,578,519	35,594,805

Diluted (loss) income per common share	$(0.01)	$-	$-	$0.01

Diluted net (loss) income per share for the three and nine months ended September 30, 2019 and 2018 does not reflect the following potential common shares, as the effect would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Unvested restricted stock	449,000	70,000	449,000	80,000

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

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the balance sheet as of September 30, 2019.

Year	Amount
Remainder of 2019	$34,869
2020	141,976
2021	144,976
2022	110,967
Total lease payments	432,788
Less: Interest	(31,303)
Net present value of lease liabilities	$401,485

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of September 30, 2019 were as follows:

Weighted average lease term (in months)	36
Weighted average discount rate	4.89%

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

Revenues from our government contracts represented substantially all of our revenues for the nine months ended September 30, 2019 and 2018. Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy (“Navy”). We have developed the following two key systems for the Navy for maintenance of radars and combat systems:

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

Product Portfolio

Revenues from our government contracts represented substantially all of our revenues for the nine months ended September 30, 2019. We believe that we can utilize the intellectual property developed under our various Small Business Innovation Research awards to develop proprietary products for both the government and commercial marketplace.

Adaptive Diagnostic Electronic Portable Testset (ADEPT). ADEPT is an automated maintenance workstation designed to significantly reduce the time required to align the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. ADEPT Systems are currently deploying on all Aegis CG and DDG platforms to support the AN/SPY1 radar system. Since the system uses commercial instrument case and modules, ADEPT units can be modified to support both preventative maintenance and condition-based maintenance of other radars and complex electronic systems in military or commercial applications. Since inception of the program, we have delivered a total of 226 ADEPT units. In October 2019, we received notice from Program Executive Office Integrated Warfare Systems that the ADEPT program will not be funded in fiscal year 2020.

ADEPT Distance Support Sensor Suite (ADSSS). In 2013, we started development of ADSSS for the Navy’s Littoral Combat Ship (“LCS”). ADSSS is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. ADSSS provides an open architecture approach with industry standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. ADSSS fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance. ADSSS, with its remote monitoring and prognostics capabilities, is now being further developed for installation on two additional ship classes.

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

In June 2018, we received the second delivery order under our multi-year IDIQ relating to our ADSSS product. This $2.5 million order provides for further MK 99 Fire Control System (FCS) development, test and installation.

In September 2019, we received the third delivery order under our multi-year IDIQ relating to our ADSSS product. The award covers the installation of condition-based maintenance systems for the Littoral Combat Ship and has a ceiling of $15 million.

In October 2019, we received an additional contract award under our multi-year IDIQ relating to our ADSSS product. This incremental funding with a ceiling up to $6 million, under the third delivery order, covers the development of a new variant of the AN/SYM-3 system and installation of the new CBM system on two additional ship classes; the Aircraft Carriers (CVN class) and the “Big Deck” Amphibious Assault Ships (LHD/LHA class).

In February 2017, we were awarded a follow-on multi-year Small Business Innovation Research Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provides for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other logistics services. We have been awarded several delivery orders under the ADEPT IDIQ Contract. In October 2019, we received notice from Program Executive Office Integrated Warfare Systems that the ADEPT program will not be funded in fiscal year 2020. We will continue to fulfill our current obligations under outstanding engineering services task orders previously issued under the program. As of the date of this report, we have the following open task orders:

●	$0.1 million for ADEPT general engineering services,

●	$0.04 million for sustainment services,

●	$0.2 million for general support for the program.

Commercial Contracts

In September 2019, Saab Grintek Defence renewed its annual contract for Diagnostic Profiler and Diagnostician Software Maintenance and Support.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the U.S. Federal government, our key performance indicator is the dollar volume of contracts and task orders awarded to us under our IDIQ contract covering the ADSSS program. Increases in the number and value of contracts and trade orders awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such awards, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the substantial majority of our revenue is expected to come from sales of ADSSS systems under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for our products will be a key indicator of future revenue.

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business and executing new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing our active participation in the Department of Defense Small Business Innovation Research program and bidding on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, and communications engineering. We believe that we can utilize the intellectual property developed under our various Small Business Innovation Research awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state of the art test equipment can be used by many commercial and governmental customers such as the Federal Aviation Administration, radio and television stations, cell phone stations, and airlines. Second, we will continue to pursue Small Business Innovation Research projects with the Department of Homeland Security, the U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

Historically, the ADEPT IDIQ contract generated a material amount of our revenue. In 2019, revenues from this program materially decreased as we did not receive any new production orders, ongoing maintenance and recalibration services were reduced, and we experienced delays in follow-on contract awards. In October 2019, we received notice from Program Executive Office Integrated Warfare Systems that the ADEPT program will not be funded in fiscal year 2020. Although this development adversely impacted our revenues and level of activity in 2019, we expect to offset this reduction in future periods through awards under our ADSSS IDIQ contract.

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP Indigo, which recently extended our Diagnostic Profiler software support for a ninth year. We continue to receive repeat orders from these customers to support their applications.

We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are currently developing a condition-based maintenance solution for heating ventilation, air conditioning and refrigeration (HVAC) equipment based on our proprietary Prognostics Framework solution. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians. More recently, we commenced a pilot program with an energy consulting firm to collect energy consumption data to reduce power consumption, decrease system downtime, and recommend proactive maintenance to commercial and industrial energy users. We are also in discussions with additional commercial companies regarding the use of our condition-based maintenance applications.

In the fourth quarter of 2019 and into 2020, our primary strategic focus is to continue as a premium provider of Research and Product Development services to the defense industry, generate multiple task orders under our ADSSS IDIQ contract, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. In furtherance of this strategy, we have made material investments in our engineering and technical staffs to provide broader and deeper expertise to our customers. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our manufacturing and depot center in Largo, Florida (the “M&D Center”).

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

We generated revenues of $ $1,017,121 during the three months ended September 30, 2019 compared to $ $1,893,945 during the three months ended September 30, 2018, a decrease of $876,824, or 46%. The decrease was due principally to delays of follow-on contract awards and no ADEPT units produced in 2019.

Cost of sales consists of direct contract costs including labor, material, subcontracts for the ADEPT units that have been delivered, travel, and other direct costs. Cost of sales during the three months ended September 30, 2019 was $ 317,015 compared to $ 776,493 for the three months ended September 30, 2018, a decrease of $459,478 or 59%. The decrease relates to a change in the mix of contracts generating revenues as compared to the third quarter of 2018. In 2019, we did not produce any ADEPT units and all revenue was generated from engineering support services.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended September 30, 2019 were $691,337 compared to $648,739 for the three months ended September 30, 2018, an increase of $42,598, or 7%. The increase in 2019 was due to delays of follow-on contract awards, and shift of increases in engineering personnel from revenue generating contracts.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development (IR&D) which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended September 30, 2019 were $349,230 compared to $413,731 for the three months ended September 30, 2018, a decrease of $64,501, or 16%. The decrease in 2019 was due to a decrease in research and development costs and the elimination of incentive compensation expenses in 2019.

We recognized a tax benefit of $130,031 for the three months ended September 30, 2019. At September 30, 2019, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net loss of $209,532 for the three months ended September 30, 2019 as compared to net income of $37,029 for the three months ended September 30, 2018. The decrease was attributable primarily to the decrease in revenues in the third quarter of 2019.

Nine Months Ended September 30, 2019 and 2018

We generated revenues of $ $4,890,889 during the nine months ended September 30, 2019 compared to $6,626,716 during the nine months ended September 30, 2018, a decrease of $ $1,735,827, or 26%. The decrease was due principally to delays of follow-on contract awards and no ADEPT units produced in 2019.

Cost of sales for the nine months ended September 30, 2019 was $1,887,708 compared to $3,055,932 for the nine months ended September 30, 2018, a decrease of $1,168,224 or 38%. The decrease relates to a change in the mix of contracts generating revenues as compared to the corresponding period of 2018. In 2019, we did not produce any ADEPT units and all revenue was generated from engineering support services.

Engineering costs for the nine months ended September 30, 2019 were $2,049,425 compared to $1,882,829 for the nine months ended September 30, 2018, an increase of $166,596, or 8%. The increase in 2019 was due to delays of follow-on contract awards, and a shift of increases in engineering personnel from revenue generating contracts.

General and administrative costs for the nine months ended September 30, 2019 were $1,182,537 compared to $1,287,668 for the nine months ended September 30, 2018, a decrease of $105,131, or 9%. The decrease is due to the elimination of the incentive compensation expenses in 2019.

At September 30, 2019, we estimated our annual effective tax rate for 2019 to be 41%. We recognized a tax benefit of $92,764 for the nine months ended September 30, 2019 primarily due to expected net losses for the remainder of 2019. At September 30, 2019, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net loss of $132,448 for the nine months ended September 30, 2019 as compared to net income of $274,161 for the nine months ended September 30, 2018. The decrease was attributable primarily to the decrease in revenues in the first nine months of 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2019, net cash used in operations was $294,266 compared to net cash provided by operations of $213,997 during the nine months ended September 30, 2018. The decrease was primarily due to the net loss for the nine months ended September 30, 2019 and timing of receipts and payments related to our operating assets and liabilities.

Net cash used in investing activities was $32,360 in the nine months ended September 30, 2019 as compared to $98,718 in the nine months ended September 30, 2018, a decrease of $66,358. The decrease was due to the decrease in purchases of equipment and furniture and fixtures related to an expansion of our Pennsylvania offices in 2018.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2019 and has been extended to January 31, 2020. The facility accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of September 30, 2019, no amounts were outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our president concluded that as of September 30, 2019, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIKROS SYSTEMS CORPORATIO

November 14, 2019	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer and Chief Financial Officer