Form 10-K
period 2019-12-31
MIKROS SYSTEMS CORP
filed 2020-03-30
CIK 317340

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission file number: 000-14801

MIKROS SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1598200
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

707 Alexander Road, Suite 208, Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: 609-987-1513

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer”, “accelerated filer", “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported by the OTCQB was $6,855,593. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 27, 2020, 35,588,775 shares of the registrant's common stock were outstanding.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, our ability to adequately integrate our software offerings into our business model, our ability to market our solutions to commercial customers, the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, personnel, and the geographic markets in which we operate and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we do not undertake to update our forward-looking statements.

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

Over the past decade, our principal customer has been the U.S. Department of Defense (“DoD”), primarily the U.S. Navy (“Navy”). We provide the following key system to the Navy for maintenance of radars and combat systems:

●	ADSSS®, the ADEPT Distance Support Sensor Suite, a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

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

Our Products

Adaptive Diagnostic Electronic Portable Testset. ADEPT, also known as the AN/PSM-132, is an automated maintenance workstation designed to significantly reduce the time required to align all variants of the AN/SPY1 Radar System aboard U.S. Navy AEGIS cruisers and destroyers while optimizing system performance and readiness. Manufacturing, selling and servicing ADEPT units was a substantial part of our business over the past decade. During the life of the program, we delivered a total of 226 ADEPT units to our Navy customers. Effective October 1, 2019, the US Navy determined to stop funding the ADEPT program.

ADEPT Distance Support Sensor Suite. In 2013, we started development of ADSSS for the Navy’s LCS. Our system has now matured and has earned the official Navy nomenclature AN/SYM-3. The LCS is the U.S. Navy’s latest combat warship. AN/SYM-3 is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. AN/SYM-3 provides an open architecture approach with industry-standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. The AN/SYM-3 system fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance.

The first full AN/SYM-3 system was successfully completed on LCS 2 and onshore installation of prognostics software has been completed at Port Hueneme Division. The ADSSS is used on both variants of the LCS, currently planned to be at least 32 ships. In 2019, we completed installations on four more LCS ships that are being deployed allowing for data collection while operational at sea. During 2020, we expect to install systems on two or three additional ships. We are working with the government to have their virtual data transport system installed on two deploying ships, allowing for near real-time data to be sent back to shore and processed through our prognostics framework models.  During 2020, we expect to  add four new combat system elements to our LCS platform which is expected to expand our footprint and bring condition-based maintenance plus (CBM +) to additional mission-critical systems.

Through our NSSMS contract awarded in the fourth quarter of 2019, we  plan to develop a new variant of the AN/SYM-3 system for the NATO Seasparrow Surface Missile System.  NSSMS is installed on Navy Aircraft Carriers (CVN class) and “Big Deck” Amphibious Assault Ships (LHD/LHA class), so the new variant could be installed on these two new ship classes. We have started the software, hardware, and systems engineering tasks needed to move this CBM capability to land based test events and then to a long-term pilot installation for four systems on the NSSMS platform.

The SYM-3 has also generated interest from other ship classes, Aegis and unmanned systems, and for use to monitor shipboard hull, mechanical and electrical (HME) systems, additional combat systems, and navigational radars.  This is part of the Navy’s continued effort  to increase operational, sustainability and lethality for many different ship classes.

Diagnostic Profiler. The Diagnostic Profiler is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics, and troubleshooting applications. The software provides diagnostic services to its host application, including fault callouts, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault callouts by probability. The use of the Diagnostic Profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes. Over the life of the system, this could result in significant cost savings. This system is used by clients and has also generated yearly support contracts for service. Mikros has also been upgrading and customizing the system to the client needs.

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

In September 2019, we received the third delivery order under our multi-year IDIQ relating to our ADSSS product. The award covers the installation of condition-based maintenance systems for the Littoral Combat Ship and has a ceiling of $15 million.  As of the date of this report, approximately $1.0 million of incremental funding has been awarded for work to be executed in government fiscal year (FY) 2020.

In October 2019, we received an additional contract award under our multi-year IDIQ relating to our ADSSS product. This incremental funding with a ceiling up to $6 million, under the third delivery order, covers the development of a new variant of the AN/SYM-3 system and installation of the new CBM system on two additional ship classes; the Aircraft Carriers (CVN class) and the “Big Deck” Amphibious Assault Ships (LHD/LHA class). As of the date of this report, $1.0 million of incremental funding has been awarded for work to be executed in FY 2020 and we expect an additional award in the amount of $1.7 million in the second quarter of 2020.

In April 2017, we received contract awards totaling $2.0 million from the U.S. Navy to extend the capabilities of the ADSSS Condition-Based Maintenance (CBM) system to support a fourth Navy radar system, the MK 99. The Small Business Innovation Research office in Dahlgren, VA provided $0.5 million of the total funding to support this effort.

In February 2017, we were awarded a follow-on multi-year Small Business Innovation Research Phase III IDIQ contract with the Naval Surface Warfare Center, Crane Division, for our ADEPT program. The contract provided for the purchase and sale of up to $35.1 million of ADEPT units and related engineering, such as calibration, repair, training and other logistics services. We have been awarded several delivery orders under the ADEPT IDIQ Contract. In October 2019, we received notice from Program Executive Office Integrated Warfare Systems that the ADEPT program will not be funded in fiscal year 2020. We will continue to fulfill our current obligations under outstanding engineering services task orders previously issued under the program. As of the date of this report, we have one open task order for general engineering services.

In November 2019, we were awarded a five (5) year Basic Ordering Agreement (BOA) from Naval Air Warfare Center Aircraft Division, to begin a Phase I SBIR effort entitled “Unmanned Surface Vehicle and Unmanned Underwater Vehicle Autonomous Behavior Development”. The amount of this Phase I effort was approximately $150,000.

Small Business Innovation Research Grants

We have been an active participant in the DoD’s Small Business Innovation Research (SBIR) grant program which has resulted in the award of numerous prime government contracts including the multi-year IDIQ contracts upon which we have built our business in recent years. We have renewed our bid and proposal efforts to pursue projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, communications engineering, remote monitoring, and augmented reality. In that regard, in 2019, we generated one Phase I award for sensor signal processing on a Navy unmanned vehicle platform.

Commercial Contracts

In 2019 and 2020, HP Indigo, Saab Grintek Defense and Northrop Grumman renewed their annual contracts for Diagnostic Profiler and Diagnostician Software Maintenance and Support.  We have also increased our capabilities to provide online support at one of the client’s facility.

Manufacturing and Depot Center

We operate a Manufacturing and Depot Center in Largo, Florida which has been manufacturing our AN/PSM-132 and AN/SYM-3 systems for our DoD customers since 2010. Our center is American National Standards Institute (ANSI) ISO 9001:2015 certified for manufacturing, distribution and support of electronic systems for military and commercial applications and products. The facility is supported by our Research and Development center in Fort Washington, PA which is ISO 9001:2015 certified for design and development of electronic systems for military and commercial applications and products. Our quality management system complies with Naval Sea Systems Command Standard Item 009-04. In addition to facility certifications, we have personnel trained and certified in numerous IPC – Association Connecting Electronics Industries, Lean Six Sigma (LSS), and Manufacturing Skill Standards Council (MSSC) specialties. We offer light manufacturing, integration, kitting, build-to-print, and box-build with testing services to commercial customers and DoD contractors. Expanding the Largo facility’s light manufacturing and integration services for commercial customers and other DoD contractors is a key component of our long-term growth strategy. At this time, we are  producing AN/SYM-3 kits that will be used for different combat systems for our planned Navy ship installs for both LCS and NSSMS.  We are also starting the manufacturing effort for CBM + opportunities for commercial clients that will utilize our Mikros MindR® data collection system, our commercial version of our PF solution, which is more affordable, light weight, and easily installed in different customer environments.

Corporate Growth & Strategy

Our strategy for continued growth is based on continuing expansion of our defense business and executing new initiatives to apply our advanced maintenance technology in commercial markets. Regarding the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing to bid on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, communications engineering, remote monitoring, and augmented reality. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state-of-the-art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to actively participate in the SBIR program and pursue SBIR projects with the DoD, Department of Homeland Security and other government agencies. Third, we believe that through our marketing of products, such as AN/SYM 3 (ADSSS), we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

Regarding commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP Indigo, which recently extended our Diagnostic Profiler software support for a seventh year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are currently developing a condition-based maintenance solution for industrial equipment based on our proprietary Prognostics Framework solution, which we call Mikros MindR®. We have deployed two active pilot systems that are providing key maintenance data daily to service technicians. We are also in discussion with additional commercial companies regarding the use of our condition-based maintenance applications.

In 2020, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple task orders under our IDIQ and BOA contracts,  additional Phase I and Phase II SBIR grants with a view to obtaining additional government contracts, and, expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. In furtherance of this strategy, we will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our M&D Center in Largo, Florida.

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

Customer Concentration and Dependence on Federal Government

Substantially all of our revenue is derived from SBIR and IDIQ contracts with the U.S. Federal government. In 2019, approximately 99% of our revenues were realized in connection with government contracts. In 2018, approximately 98% of our revenues were realized in connection with government contracts. Although our operations are not subject to any particular government approval or regulations, we are dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which we compete.

Research and Development

We specialize in the development of electronic systems technology for military and commercial applications. All our research and development costs in 2019 and 2018 were for the benefit of our customers, who are agencies of the federal government. The customer-sponsored research and development projects are performed under contracts and are accounted for as contract costs as the work is performed. In future periods, we may engage in company-sponsored research and development projects which would be expensed as incurred.

In 2019, we continued to devote substantial resources to expanding our technical expertise and strengthening our research and development capabilities. These efforts included hiring additional engineering professionals, implementing policies and procedures required to earn and maintain important certifications, including ISO 9001:2015 quality certifications and Naval Sea Systems Quality Standard 009-004. We believe these investments will continue to make us more competitive and generate new opportunities in both government and commercial markets.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists primarily of ADSSS systems to be developed and delivered together with related engineering and logistics support. At December 31, 2019, our backlog was $1.8 million.

Employees

As of December 31, 2019, we had 26 full-time employees and 2 part-time employees of which 21 work at our Fort Washington, Pennsylvania, Research & Development Center, 1 works at our Princeton, New Jersey corporate headquarters, 1 works at our Washington, DC office, and 5 work at our Largo, Florida M&D Center. None of our employees belong to a labor union. We believe relations with our employees are good. We also use the services of subcontractors and consultants as necessary to aid in software and hardware development and for the manufacture of products.

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

Because we derive nearly all our revenue from contracts with the federal government, the success and development of our business will continue to depend on our successful participation in federal government contract programs. Changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.

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

In August 2011, Congress enacted the Budget Control Act of 2011 (“BCA”) which imposed spending caps and discretionary spending cuts, including a reduction of defense spending, between the 2012 and 2021 U.S. Government fiscal years. The BCA also triggered an automatic sequestration process, which imposed additional budget cuts to National security accounts. The Bipartisan Budget Act of 2018 (the “BBA”) provided sequestration relief for fiscal years 2018 and 2019, however, sequestration remains in effect, for fiscal years 2020 and 2021.

The U.S. defense budget for government fiscal year (FY) 2020 is set at $718 billion with the President's defense budget request including major growth to most mission areas. BCA caps were raised for FY 2021 from their original level, and FY 2021 DoD funding is expected to be similar to FY 2020. Further, the DoD budget requires the agreement and action of both Congress and the President. In addition, in previous years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shut-downs and Continuing Resolutions (CRs) providing only enough funds for U.S. government agencies to continue operating at prior year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. Although FY20 appropriations have been enacted and FY21 topline funding levels have been agreed to, the timeliness of FY21 and future appropriations for government departments and agencies remains a recurrent risk.

Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the evolving nature of the national security threat, U.S. foreign policy, the domestic political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material adverse effect on our results of operations, financial position and/or cash flows.

We depend on U.S. Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the U.S. Government’s budget process or the impact of sequestration (automatic spending cuts) could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue.

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

In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the services and solutions that we provide. When supplemental budgets are required to operate the U.S. Government and passage of legislation needed to approve any supplemental budget is delayed, the overall funding environment for our business could be adversely affected.

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

Any failure by us to continue to generate task orders or fulfill our obligations under our current ADSSS, or AN/SYM-3, IDIQ contract would have a material adverse effect on our financial condition and results of operation.

In the third quarter of 2016, we were awarded a IDIQ contract for production, delivery, logistics and engineering support for our ADSSS system. This contract has a term of five years and provides for the purchase of up to $48 million of ADSSS systems and related support. Sales under this IDIQ contract and a second IDIQ contract accounted for a substantial majority of our revenues in the last two fiscal years. We expect our current IDIQ contract for the AN/SYM-3 program will account for the substantial majority of our revenues in future periods. As a result, we are substantially dependent upon generating continued task orders under this IDIQ contract. Any reduction or delay in task orders, any decision to cut or reduce spending on this program, or any failure by us to fulfill our contractual obligations under this IDIQ contract would result in substantially reduced revenue and profits and would have a material adverse effect on our financial condition and results of operation.

Our success depends on the services of our senior management and our ability to hire and retain additional skilled personnel.

Our future success depends on the personal efforts and abilities of the members of our senior management team to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Thomas J. Meaney, Chief Executive Officer and Chief Financial Officer, Walter T. Bristow, our President and Chief Operating Officer, and David Henry Silcock, Chief Technology Officer. We do not have employment agreements with any key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff, which are in high demand in our industry. The loss of services of any key executive, or our inability to continue to attract and retain qualified technical staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

The recent outbreak of the novel coronavirus could significantly disrupt our operations and have a significant negative impact on our business, revenues, financial condition and results of operations.

In March 2020, the World Health Organization recognized the outbreak of a novel strain of the coronavirus, COVID-19, as a pandemic.  We expect that our business will be adversely impacted by the effects of the outbreak which has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes.  Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. These actions have expanded significantly in the past several weeks and are expected to continue to expand.  The Governor of Pennsylvania has ordered the closure of all non-life sustaining businesses in Pennsylvania where the majority of our employees work.  Although our employees can work remotely, this coronavirus outbreak has had a negative effect on our revenues to date in 2020 and could continue to adversely impact our financial results during the current year. In addition, our third-party manufacturers, suppliers, and sub-contractors have been and will be disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, or other travel or health-related restrictions.  Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

There can be no assurance that any decrease in sales resulting from COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the outbreak on our business and operations remains uncertain, the continued spread of the COVID-19, or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to meet required milestones or customer commitments. These disruptions may also impact our ability to win time sensitive competitive bidding selection processes. There are numerous uncertainties associated with this coronavirus outbreak, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, and the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future.  Any or all of the forgoing uncertainties could have a material adverse effect on our results of operations, financial position and/or cash flows.

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

We lease a facility in Largo, Florida, which supports production of our ADSSS system and related engineering and logistics support. We entered into a one year lease agreement commencing in October, 2019.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “MKRS”. Over-the-counter market quotations represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

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

Holders

As of March 27, 2020, we had 280 holders of record of our common stock.

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

Overview

Our primary business focus is to (i) provide engineering services, products, software and related maintenance under contracts with the United States Department of Defense (DoD), primarily the United States Navy and (ii) pursue Small Business Innovation Research (SBIR) programs from the DoD, Department of Homeland Security, and other governmental authorities, with a view to expanding this government funded research and development into government contracts. Since 2002, we have been awarded several Phase I, II, and III SBIR contracts, and several IDIQ contracts for our ADEPT and ADSSS products.

Revenues from our government contracts represented substantially all of our revenues for the years ended December 31, 2019 and 2018. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products for both the government and commercial marketplace.

Product Portfolio

Adaptive Diagnostic Electronic Portable Testset. ADEPT, also known as the AN/PSM-132, is an automated maintenance workstation designed to significantly reduce the time required to align all variants of the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. Manufacturing, selling and servicing ADEPT units was a substantial part of our business over the past decade. During the life of the program, we delivered a total of 226 ADEPT units to our Navy customers. Effective October 1, 2019, the US Navy determined to stop funding the ADEPT program in fiscal year 2020.

ADEPT Distance Support Sensor Suite. In 2013, we started development of ADSSS for the Navy’s LCS. Our system has now matured and has earned Nomenclature AN/SYM-3 from the Navy. AN/SYM-3 is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. AN/SYM-3 provides an open architecture approach with industry-standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. The AN/SYM-3 system fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance. It is currently installed on five ships allowing for data collection while at sea.

The AN/SYM-3 system is used on both variants of the LCS, currently planned to be at least 32 ships and we plan to  extend the system to the Aircraft Carriers (CVN class) and the “Big Deck” Amphibious Assault Ships (LHD/LHA class). The system has also generated interest in other  ship classes, including Aegis and unmanned systems, and to monitor shipboard hull, mechanical and electrical systems additional combat systems, and navigational radars.

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

Prognostics Framework. Prognostics Framework is an analysis software framework that implements real-time prognostics, diagnostics and status monitoring to support embedded prognostic applications, health management systems and condition-based maintenance applications. The Prognostics Framework software institutes an information framework that organizes relevant data related to: (i) the condition of the system; (ii) the system’s ability to perform required functions over specific time intervals; and (iii) the need for maintenance actions and repair parts. The Prognostics Framework has been used to implement a complete health management system on one of the first radar systems to require prognostics as a key element of its overall solutions. Other potential applications include complex computer networks, power generators, power supply, cooling, C4I (Command, Control, Communications, Computers & Intelligence), and environmental and imaging systems.

Government Contracts

Please see ITEM 1. BUSINESS above for a description of our Government Contracts.

Key Performance Indicator

As substantially all of our revenue is derived from contracts with the U.S. Federal government, our key performance indicators are (i) the dollar volume of contracts and task orders awarded to us under our IDIQ contract, and (ii) the number and dollar amount of new contracts and SBIR grants awarded to us. Increases in the number and value of contracts and delivery orders awarded will generally result in increased revenues in future periods and, assuming relatively stable variable costs associated with our fulfilling such awards, increased profits in future periods. The timing of such awards is uncertain as we sell to Federal government agencies where the process of obtaining such awards can be lengthy and at times uncertain. As the substantial majority of our revenue in 2019, and expected revenue in 2020, is or will be from sales of AN/SYM-3 systems under our IDIQ contract, continued generation of task orders and our ability to expand the market and potential customer base for this technology is our primary focus.

Outlook

Our strategy for continued growth is based on continuing expansion of our defense business and executing new initiatives to apply our advanced maintenance technology in commercial markets. With regard to the defense industry, we expect to continue expanding our technology base, backlog and revenue by continuing to bid on projects that fall within our areas of expertise. These areas include electronic systems engineering and integration, radar systems engineering, combat/C4I (Command, Control, Communications, Computers & Intelligence) systems engineering, communications engineering, remote monitoring and augmented reality. We believe that we can utilize the intellectual property developed under our various SBIR awards to develop proprietary products, such as ADEPT and ADSSS, with broad appeal in both the government and commercial marketplace. Our state of the art test equipment can be used by many commercial and governmental customers such as the FAA, radio and television stations, cell phone stations, and airlines. Second, we will continue to actively participate in the SBIR program and pursue SBIR projects with the DoD, Department of Homeland Security, U.S. Navy, and other government agencies. Third, we believe that through our marketing of products, we will develop key relationships with prime defense contractors. Our strategy is to develop these relationships into long-term, key subcontractor roles on future major defense programs awarded to these prime contractors.

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP, which recently extended our Diagnostic Profiler software support for a seventh year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are developing a condition-based maintenance solution for heating ventilation, air conditioning and refrigeration (HVAC) equipment based on our proprietary Prognostics Framework solution which we call Mikros Mindr. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians. We are also working with an energy consulting business in Florida to remotely monitor energy use and required maintenance for its customers. We are in discussions with additional commercial companies regarding the use of our condition based maintenance applications.

In 2020, our primary strategic focus is to continue as a premium provider of R&D and product development services to the defense industry, generate multiple task orders under our ADSSS IDIQ and BOA contracts, additional Phase I and Phase II SBIR grants with a view to obtaining additional government contracts, and expand our commercial business through marketing and sales of our Prognostics Framework and Diagnostic Profiler software products. In furtherance of this strategy, we have made material investments in our engineering and technical staffs to provide broader and deeper expertise to our customers. We will also seek to generate incremental revenue through providing light assembly and production services to commercial customers at our M&D Center in Largo, Florida.

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

Recent Developments

As discussed under “Item 1A. Risk Factors” above, an outbreak of a novel strain of the coronavirus, COVID-19, has been recognized as a pandemic by the World Health Organization. This outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The Governor of Pennsylvania has ordered the closure of all non-life sustaining businesses in Pennsylvania where the majority of our employees work.  Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. These actions have expanded significantly in the past several weeks and are expected to continue to expand. Although our employees are able to work remotely, this coronavirus outbreak has had a negative effect on our revenues to date in 2020 and could continue to adversely impact our financial results during the current year. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2019, our ending backlog was $1.8 million. For arrangements with the DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Accounts Receivable Accounts receivable from government contracts are stated at outstanding balances. When necessary, an allowance for doubtful accounts is established through provisions charged against operations. Receivables deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Substantially all of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2019 and 2018.

Warranty We provide a limited warranty, as defined by the related warranty agreements, for its production units. Our warranties require us to repair or replace defective products during the 12 month period following delivery and acceptance of production units by the government. We estimate the costs that may be incurred under its warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary. During the years ended December 31, 2019 and 2018, we recognized a warranty (benefit) expense of ($141,235) and $142,000, respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company has delivered 226 ADEPT units.

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

We recognize liabilities for uncertain tax positions. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. As of December 31, 2019 and 2018, there were no tax contingencies or unrecognized tax positions recorded.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASU) 2016-02, Leases (Topic 842). The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and the optional transition method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classifications.

Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our balance sheet, but did not have an impact on the Company's beginning retained earnings, consolidated statement of income , or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. As of January 1, 2019, total right-of-use assets related to our operating leases was $470,648 and an operating lease liability of $488,971, respectively.

Results of Operations

Years ended December 31, 2019 and 2018

We generated revenues of $6,366,226 in the year ended December 31, 2019 compared to $8,561,346 in 2018, a decrease of $2,195,120, or 26%. The decrease was due principally to delays of follow-on contract awards and no ADEPT units produced in 2019.

Cost of sales consists of direct contract costs including labor, material, subcontracts, warranty expense benefit  for ADEPT units that have been delivered, travel, and other direct costs. Costs of sales were $2,279,823 in 2019 compared to $3,602,555 in 2018, a decrease of $1,322,732, or 37%. The decrease relates to a change in the mix of contracts generating revenues as compared to 2018. In 2019, we did not produce any ADEPT units and all revenue was generated from engineering support services. As a percentage of revenue, cost of sales decreased to 35.8% of revenue in 2019 from 42.1% of revenue in 2018 due to no ADEPT production contracts.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization and all research and development efforts, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs were $2,547,007 in 2019 as compared to $2,712,810 in 2018, a decrease of $165,803, or 6%. The decrease in 2019 was due to delays of follow-on contract awards and a shift of engineering personnel from revenue generating contracts resulting in such costs being included in general and administrative expenses.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (consisting of those expenses for which the government will not reimburse us). General and administrative expenses were $1,478,046 in 2019 as compared to $1,752,768 in 2018, a decrease of $274,722, or 16%. The decrease in 2019 was due to a reduction in research and development costs and the elimination of incentive compensation expenses.

The income tax expense was $35,321 in 2019 and $166,734 in 2018, representing an effective income tax rate of 54% and 34%, respectively. For both 2019 and 2018, the difference from the expected federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net income of $30,532 in 2019 as compared to $329,210 in 2018. The decrease was attributable primarily to the decrease in revenues during 2019 offset by decreases in our selling, cost of sales, general and administrative expenses and engineering expenses.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities and cash generated by operations.

At December 31, 2019, we had cash and cash equivalents of $1,621,309 and net working capital of $1,969,983. During the year ended December 31, 2019, net cash used in operating activities was $524,810 compared to cash provided by operating activities of $1,286,701 in 2018. The decrease in operating cash flows was due primarily to a decrease in net income and increases in liabilities as a result of timing of payments to vendors and employees and the timing of our billings and collections.

Net cash used in investing activities was $64,630 for the year ended December 31, 2019 as compared to $253,479 for the year ended December 31, 2018. The decrease was due to a decrease in purchases of equipment, furniture and fixtures related to an expansion of our offices in Pennsylvania.

During 2019, cash provided by financing activities was $4,000 as compared to $350 in 2018. The cash provided by financing activities for both periods relates to the exercise of employee stock options.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2020 and has been extended to January 31, 2021 and accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of the date of this report, no amounts were outstanding under the facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), was carried out by us under the supervision and with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer, conducted an evaluation of the effectiveness of internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board of Directors and executive officers of our Company are as follows:

Name	Age	Positions with the Company
Paul G. Casner	82	Chairman of the Board of Directors
David W. Jolly	47	Director
Thomas C. Lynch	77	Director
Tom L. Schaffnit	73	Director
Mark J. Malone	53	Director
Thomas J. Meaney	85	Chief Executive Officer, Chief Financial Officer, and Director
Walter T. Bristow	62	President and Chief Operating Officer
David Henry Silcock	67	Chief Technology Officer, Director of Special Projects
Patricia A. Kapp	53	Vice President of Finance, Secretary and Treasurer

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

Paul G. Casner, Jr. has been a director since May 2002 and was elected Chairman of the Board in October 2009. Since 2008, he has served as a director and as the Chief Executive Officer of Atair Aerospace, Inc., an aerospace defense contractor located in Brooklyn, New York. From 2005 to July 2011, Mr. Casner was the CEO and President of Integral Systems, Inc., a defense contractor based in Columbia, Maryland. Mr. Casner recently served as the COO of The Boston Holding Group, a financial management and investment organization. Mr. Casner has over forty years of defense industry experience, holding several senior positions in business management, technical management, strategic planning and business development including serving as the President of the Electronic Systems Group of DRS Technologies. He is a member of the Naval Reserve Association and is a Commodore of the Navy League of the United States, in addition to other professional affiliations. As a result of these and other professional experiences, Mr. Casner possesses particular knowledge and experience in executive management, business development, technology development, and the defense industry that strengthen the Board’s collective qualifications, skills, and experience.

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

Mark J. Malone has been a director since February 2019, served as President of the Company from November 1, 2017 until March 1, 2020 and served as Vice President, Commercial Markets of the Company from May 1, 2017 to November 1, 2017. He currently serves as a consultant to the Company. Mr. Malone has more than 20 years of experience in investment banking and capital markets.  Prior to joining the Company, he served as Managing Director in the Institutional Equity Capital Markets division of Guggenheim Partners from February 2015 through March 2017. He was Managing Director at Janney Capital Markets from December 2013 through February 2015, and Managing Director at Lazard Capital Markets from March 2008 until December 2013. In these senior positions, Mr. Malone performed a variety of executive management functions in equity sales, including revenue/profit responsibilities, and has extensive experience in new business development, capital raising, and relationship management. Mr. Malone earned a BS in Business Administration from the University of Richmond and is the son-in-law of Thomas J. Meaney, the Chief Executive Officer and a director of the Company. Mr. Malone possesses particular knowledge and experience in executive management, corporate finance, and capital markets that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

The principal occupation and business experience, for at least the past five years, of each current executive officer is as follows:

Walter T. (Chuck) Bristow our President, has served as Chief Operating Officer of the Company since July 2017. Mr. Bristow was Vice President of Operations from February 2015 to July 2017, with responsibility for operations in the Fort Washington, Pennsylvania and Largo, Florida facilities. Mr. Bristow was Vice President of Engineering from August 2007 until February 2015 and served as our Director of Engineering from October 2003 to October 2007. Prior to Mikros, Mr. Bristow served as the Director of Network Engineering for Clariti Telecommunications International, and a hardware engineer with Magnavox/General Atronics Corporation, a manufacturer of military communications equipment.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the years ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Thomas J. Meaney Chief Executive Officer and Chief Financial Officer	2019 2018	167,242 222,290	- 50,000	- -	167,242 272,290
Mark J. Malone (1) President	2019 2018	250,000 208,333	- 50,000	- 13,200 (2)	250,000 271,533
Walter T. Bristow (3) Chief Operating Officer	2019 2018	175,000 175,000	- 25,000	-	175,000 200,000

(1)  On March 2, 2020, Mr. Malone resigned as President of the Company.

(2) On October 22, 2018, we granted Mr. Malone a restricted stock award consisting of 30,000 shares of common stock. The award vests in five equal annual installments beginning on October 22, 2019 and will be fully vested October 22, 2023.  The grant date fair value computed in accordance with FASB ASC Topic 718 was based on closing market price of our common stock of $0.44 per share on the date of grant.

(3)  On March 2, 2020, Mr. Bristow was appointed to serve as the President of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END

The following table sets forth information regarding unexercised stock options and restricted stock awards that have not vested for each named executive officer outstanding as of December 31, 2019:

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Mark J. Malone	42,000	(2)	5,040

Walter T. Bristow	10,000	(3)	1,200

(1)	Market value at December 31, 2019 based on closing market price of our common stock on December 31, 2019 of $0.12 per share.

(2)

Represents the unvested portion of (i) a restricted stock award consisting of 30,000 shares of common stock granted on May 1, 2017 which vests in five equal annual installments beginning on May 1, 2018 and is fully vested on May 1, 2022, and (ii) a restricted stock award consisting of 30,000 shares of common stock granted on October 22, 2018 which vests in five equal annual installments beginning on October 22, 2019 and is fully vested on October 22, 2023.

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

On May 1, 2017 and October 22, 2018, we issued to Mr. Malone under the 2017 Stock Incentive Plan restricted stock awards consisting of 30,000 shares of common stock. The awards vest in five equal annual installments beginning on the date of grant and will be fully vested on the fifth anniversary of such grant. For a more complete description of the terms and conditions of the foregoing awards, including a description of the change in control provisions, please see “2017 Omnibus Incentive Plan” and “2007 Equity Incentive Plan” in Item 12 below.

We do not have any employment agreements with any of our named executive officers. Each year we consider payment of discretionary cash bonuses based primarily on Company and to a lesser extent, individual performance. Based on our financial performance in 2018 and 2019, we awarded discretionary bonuses to our named executive officers in 2018 and did not award any bonuses in 2019. We believe these bonuses were not only commensurate with our overall financial performance, but were also necessary to motivate and retain our key officers.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation for year ended December 31, 2019 for those persons who served as members of our Board of Directors during 2019:

Name (1)	Fees earned or paid in cash ($)	All Other Compensation		Total ($)

Paul G Casner	20,000	40,000	(2)	60,000

Thomas C. Lynch	20,000	-		20,000

Tom L. Schaffnit	20,000	-		20,000

David W. Jolly	20,000	-		20,000

(1)	Thomas J. Meaney and Mark J. Malone are not listed in the above table because they did not receive any compensation for serving on our Board of Directors in 2019.

(2)	Consists of management consulting fees. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE below.

Narrative Disclosure to Director Compensation Table

We pay an annual fee of $20,000 to each of our non-employee directors. We also make periodic grants of equity awards to our non-employee directors. Each member of our Board of Directors receives reimbursement of expenses incurred in connection with his services as a member of our board or board committees.

For a description of the terms and conditions of equity awards that may be granted to our non-employee directors, including a description of the change in control provisions, see “ 2017 Omnibus Incentive Plan ” in Item 12 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 27, 2020 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is 707 Alexander Road, Suite 208, Princeton, New Jersey 08540.

Name of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Walter T. Bristow	103,000	(2)	*
Paul G. Casner	431,000	(3)	1.3%
David W. Jolly	30,000	(4)	*
Patricia A. Kapp	213,000		*
Thomas C. Lynch	386,040	(3)	1.2%
Mark J. Malone	60,000	(5)	*
Thomas J. Meaney	6,024,235		17.0%
Tom L. Schaffnit	851,400	(3)	2.4%
David Henry Silcock	67,730	(6)	*
All Current Directors and Officers as a Group (nine persons)	8,166,405		22.9%
*Less than 1%

(1) The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 27, 2020 upon the exercise or conversion of outstanding options or other convertible securities. This table has been prepared based on 35,588,775 shares of common stock outstanding on March 27, 2020. Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by the persons named.

(2) Includes 25,000 shares of restricted common stock which vest in five equal annual installments commencing July 25, 2017.

(3) Includes 24,000 shares of restricted stock which vest in three equal annual installments commencing July 25, 2017.

(4) Consists of 30,000 shares of restricted stock which vest in three equal annual installments commencing January 31, 2018.

(5) Consists of 60,000 shares of restricted stock which vest in five equal annual installments commencing one year after the date of grant.

(6) Includes 25,000 shares of restricted common stock which vest in five equal annual installments commencing July 25, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following is certain information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted– average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans not approved by security holders	0	$-	2,970,000
Total	0	$-	2,970,000

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

Upon the occurrence of a "reorganization event", defined as the merger of the Company with or into another corporation as a result of which our common stock is converted into or exchanged for cash, securities or other property or is cancelled, the exchange of all shares of our common stock for cash, securities or other property pursuant to a share exchange, or the liquidation of the Company, the Board of Directors may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full, and in the case of a reorganization event in which holders of our common stock receive a cash payment, to provide for a cash payment to holders of options equal to the excess, if any, of the per share cash payment over the exercise price of such options. Except as may otherwise set forth in an award agreement, upon the occurrence of a reorganization event other than a liquidation or dissolution of the Company, the repurchase and other rights of the Company under each outstanding restricted stock award shall inure to the benefit of the Company’s successor. Upon the occurrence of a reorganization event involving the liquidation or dissolution of the Company, an outstanding restricted stock award may be subject to acceleration of vesting unless otherwise provided in the award agreement. As of the date of this report, we have issued 457,000 shares of restricted stock under the Plan which are subject to vesting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Procedures for the Approval of Related Person Transactions

Our Board of Directors reviews and, if appropriate, approves in advance all related person transactions.  At any time in which an executive officer, director or nominee for director becomes aware of any contemplated transaction that, in that person’s judgment may be a related person transaction, the executive officer, director or nominee for director is expected to notify the chairman of the Board of Directors, or in the event the Chairman of the Board of Directors has an interest, the Secretary of the Company, of the transaction. Generally, the directors having no interest in the proposed transaction review such transaction and may consult with outside legal counsel regarding whether the transaction is, in fact, a related person transaction requiring special approval by the Board of Directors. If the transaction is considered to be a related person transaction, then the directors having no interest in the proposed transaction will review and, if appropriate, approve the transaction at its next scheduled meeting or at a special meeting.

Related Person Transactions

Consulting Arrangement with Mr. Casner. During the years ended December 31, 2019 and 2018, we paid $40,000 and $26,000 respectively, to Paul G. Casner, the Chairman of our Board of Directors, in consideration of management consulting services.

Consulting Arrangement with Mr. Malone.  On March 2, 2020, we entered into a consulting agreement with Mark Malone to provide financial advisory, strategic planning and corporate governance consulting services to the Board of Directors. The consulting agreement has an initial term ending on May 31, 2020, provides for a fee of $20,000 per month plus a potential discretionary performance bonus, may be extended for additional one (1) month terms upon mutual agreement of the parties with the monthly fee adjusted to reflect any reduction in the volume of services, and provides for all restrictions and vesting provisions applicable to the 60,000 shares of restricted stock previously awarded to Mr. Malone to lapse and accelerate in full on May 31, 2020, provided that the consulting agreement has not been earlier terminated.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market, we have determined that Paul G. Casner, Thomas C. Lynch, Tom L. Schaffnit and David W. Jolly are independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

On April 6, 2018, the Audit Committee approved the engagement of Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2018 to audit the Company’s annual financial statements and review the Company’s financial statements included in the Company’s quarterly reports. Aggregate fees and expenses billed by Baker Tilly for the foregoing professional services for the years ended December 31, 2019 and 2018 were $68,721 and $65,325, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2019 and 2018.

Tax Fees

There were no fees billed by our independent accountants for tax fees for the years ended December 31, 2019 and 2018.

All Other Fees

There were no fees billed by our independent accountants for non-audit services during the years ended December 31, 2019 and 2018.

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

MIKROS SYSTEMS CORPORATION

Dated: March 30, 2020	By:	/s/ Thomas J. Meaney

Thomas J. Meaney Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURES	DATE

/s/ Paul G. Casner	March 30, 2020
Paul G. Casner, Director

/s/ Thomas C. Lynch	March 30, 2020
Thomas C. Lynch, Director

/s/Mark J. Malone
Mark J. Malone, Director	March 30, 2020

/s/ Thomas J. Meaney	March 30, 2020
Thomas J. Meaney, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Tom L. Schaffnit	March 30, 2020
Tom L. Schaffnit, Director

/s/ David W. Jolly	March 30, 2020
David W. Jolly, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Mikros Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mikros Systems Corporation (the "Company") as of December 31, 2019 and 2018, and the related statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania

March 30, 2020

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Balance Sheets

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$1,621,309	$2,206,749
Receivables on government contracts	587,848	1,043,738
Prepaid expenses and other current assets	273,004	94,717
Total current assets	2,482,161	3,345,204

Property and equipment
Operating lease-right to use asset	353,685	-
Equipment	404,091	357,796
Leasehold improvements	21,306	21,306
Furniture & fixtures	43,174	43,174
Less: accumulated depreciation	(171,956)	(109,484)
Property and equipment, net	650,300	312,792
Intangible assets	141,158	140,428
Less: accumulated amortization	(96,394)	(75,241)
Intangible assets, net	44,764	65,187
Deferred tax assets	682	34,623
Total assets	$3,177,907	$3,757,806

Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$327,246	$868,618
Accounts payable and accrued expenses	41,299	308,415
Accrued warranty expense	-	153,723
Lease obligation, current portion	126,633	-
Deferred revenue	17,000	39,824
Total current liabilities	512,178	1,370,580
Lease obligation, net of current portion	244,655	-
Other long-term liabilities	-	19,560
Total liabilities	756,833	1,390,140

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,588,775 and 35,568,775 shares, respectively	355,889	355,689
Capital in excess of par value	10,129,020	10,106,344
Accumulated deficit	(8,063,835)	(8,094,367)
Total shareholders' equity	2,421,074	2,367,666
Total liabilities and shareholders' equity	$3,177,907	$3,757,806

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Income

	Year ended December 31,
	2019	2018

Contract revenues	$6,366,226	$8,561,346

Cost of sales	2,279,823	3,602,555

Gross margin	4,086,403	4,958,791

Expenses:
Engineering	2,547,007	2,712,810
General and administrative	1,478,046	1,752,768

Total expenses	4,025,053	4,465,578

Income from operations	61,350	493,213

Other income:
Interest income	4,503	2,731

Income before income taxes	65,853	495,944

Income tax expense	35,321	166,734

Net income available to common shareholders	$30,532	$329,210

Income per common share - basic	$-	$0.01

Basic weighted average number of shares outstanding	35,588,775	35,308,668

Income per common share - diluted	$-	$0.01

Diluted weighted average number of shares outstanding	35,629,951	35,589,877

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Shareholders' Equity

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in
	Number of shares	Par Value	Number of shares	Par Value	Excess of Par Value	Accumulated Deficit	Total
Balance at December 31, 2017	-	$-	35,561,775	$355,619	$10,087,843	$(8,423,577)	$2,019,885
Stock compensation	-	-	-	-	18,221	-	18,221
Exercise of stock options	-	-	7,000	70	280	-	350
Net income	-	-	-	-	-	329,210	329,210
Balance at December 31, 2018	-	-	35,568,775	355,689	10,106,344	(8,094,367)	2,367,666
Stock compensation	-	-	-	-	18,876	-	18,876
Exercise of stock options	-	-	20,000	200	3,800	-	4,000
Net income	-	-	-	-	-	30,532	30,532

Balance at December 31, 2019	-	$-	35,588,775	$355,889	$10,129,020	$(8,063,835)	$2,421,074

See Notes to Financial Statements

Mikros Systems Corporation
Statements of Cash Flows

	Year ended December 31,
	2019	2018

Cash flows from operating activities:
Net income	$30,532	$329,210
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	101,230	82,393
Deferred tax expense (benefit)	33,941	(25,878)
Share-based compensation expense	18,876	18,221
Changes in assets and liabilities:
Decrease in receivables on government contracts	455,890	654,259
(Increase) in prepaid expenses and other current assets	(178,287)	(22,175)
(Decrease) increase in accrued payroll and payroll taxes	(541,372)	292,692
(Decrease) in accounts payable and accrued expenses	(267,116)	(174,458)
(Decrease) increase in accrued warranty expense	(153,723)	113,723
(Decrease) increase in deferred revenue	(22,824)	21,074
(Decrease) in long-term liabilities	(1,957)	(2,360)
Net cash (used in) provided by operating activities	(524,810)	1,286,701
Cash flows from investing activities:
Payments related to intangible assets	(730)	(2,745)
Purchase of property and equipment	(63,900)	(250,734)
Net cash used in investing activities:	(64,630)	(253,479)
Cash flows from financing activities:
Exercise of stock options	4,000	350
Net cash provided by financing activities:	4,000	350
Net (decrease) increase in cash and cash equivalents	(585,440)	1,033,572
Cash and cash equivalents, beginning of period	2,206,749	1,173,177
Cash and cash equivalents, end of period	$1,621,309	$2,206,749

Cash paid for income taxes	$156,000	$121,500

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

Over the past decade, our principal customer has been the U.S. Department of Defense (DoD), primarily the U.S. Navy. We provide the following two key systems to the Navy for maintenance of radars and combat systems:

●

ADEPT®, the Adaptive Diagnostic Electronic Portable Testset, is a PC-based maintenance automation workstation used to maintain the Navy’s premier AN/SPY-1 phased array radar on Cruisers (CG) and Destroyers (DDG). Effective October 1, 2019, the US Navy determined to stop funding the ADEPT program.

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

Note 2 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and the optional transition method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classifications.

Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our balance sheet, but did not have an impact on the Company's beginning retained earnings, consolidated statement of income, or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. As of January 1, 2019, total right-of-use assets related to our operating leases was $470,648 and an operating lease liability of $488,971, respectively.

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

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Concentrations of credit risk

Substantially all of the Company’s revenue is derived from Small Business Innovation Research (“SBIR”) and Indefinite-Delivery, Indefinite-Quantity (“IDIQ”) contracts for the federal government. Approximately 98% and 99% of revenues in 2019 and 2018, respectively, were realized in connection with task orders issued under the IDIQ contract with the Naval Surface Warfare Center to deliver ADEPT units and to provide research, development, and program management and implementation of improvements to these units. Although the Company’s operations are not subject to any particular government approval or regulations, the Company is dependent upon funding being made available to the DoD in amounts sufficient to cover the SBIR grants and other DoD contracts for which the Company competes.

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

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customers’ ability to pay, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Substantially all of our business is conducted with the federal government in which nonpayment for awarded contracts is unlikely. No allowance for doubtful accounts was deemed necessary by management at December 31, 2019 and 2018.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3-7 years. Depreciation expense amounted to $98,159 and $61,252 for the years ended December 31, 2019 and 2018, respectively.

Impairment of long-lived assets

The Company assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over the estimated fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no impairments of long-lived assets in 2019 or 2018.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2019, our ending backlog was $1.8 million. For arrangements with the DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Warranty Expense

The Company provides a limited warranty, as defined by the related warranty agreements, for its production units. The Company’s warranties require the Company to repair or replace defective products during the 12 month period following delivery and acceptance of production units by the government. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. During the years ended December 31, 2019 and 2018, the Company recognized a warranty (benefit) expense of ($141,235) and $142,000, respectively. Since the inception of the ADEPT IDIQ contract in March 2010, the Company delivered 226 ADEPT units.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The following table reflects the reserve for product warranty activity for:

	December 31,
	2019	2018
Balance, beginning of the period	$153,723	$40,000
Provision for product warranty	-	142,000
Product warranty expirations	(141,235)	-
Product warranty costs paid	(12,488)	(28,277)
Balance, end of the period	$-	$153,723

Research and Development Costs

Research and Development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Year ended December 31,
	2019	2018
Salaries	$60,466	$74,694
Other costs	17,038	69,528
	$77,504	$144,222

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and the Prognostics Framework is used by the US Army for several missile defense systems. In 2015, the Company recorded an estimated liability for the estimated purchase price of this license based on the estimated license sales and agreed upon payments due to VSE Corporation over the term of the agreement which is based on the number of sales of these licenses over a six year period. At December 31, 2019 and 2018, the Company was not obligated to VSE Corporation for any license sales based on future projected license sales through the end of the agreement. A reduction in the contingent liability of $116,000 was recorded in general and administrative expenses for the year ended December 31, 2018.

Licenses are amortized using a straight-line method over their estimated life of six years. For the years ended December 31, 2019 and 2018, amortization expense amounted to $21,000 each year and is included in general and administrative expenses on the Statements of Income. Amortization expense for 2020 will be $21,000 and for 2021 will be $10,500.

Share-based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. There were no stock options or other forms of equity compensation issued for the years ended December 31, 2019 and 2018. The fair value of restricted stock awards is being amortized over the vesting period of three to five years utilizing the straight-line method.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets will be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. No significant income tax uncertainties were identified. Therefore, as of December 31, 2019 and 2018, there were no tax contingencies or unrecognized tax positions recorded.

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

Note 4 – Income Taxes

The income tax provision is comprised of the following for the years ended December 31:

	Year ended December 31,
	2019	2018
Current
State	$1,349	$57,612
Federal	31	135,000
	1,380	192,612
Deferred
State	4,397	(6,211)
Federal	29,544	(19,667)
	33,941	(25,878)

Income tax expense	$35,321	$166,734

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State taxes	6.9	8.2
Stock compensation	1.9	(0.5)
Nondeductible lobbying expenses	17.5	3.8
Other Nondeductible/Nontaxable Items	6.4	1.2
Other, net	-	(0.2)
Effective tax rate	53.7%	33.5%

Deferred tax assets consist of the following as of December 31:

	December 31,
	2019	2018
Intangible assets	$(4,747)	$(9,497)
Accrued warranty expense	-	$39,837
Accrued payroll	10,875	37,872
Share-based compensation	(655)	6,713
Net operating loss carryforwards	32,138	8,909
Other, net	4,562	5,069
Property and equipment	(32,584)	(45,371)
Valuation allowance	(8,907)	(8,909)
	$682	$34,623

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

The Company continues to analyze its income tax positions and no significant income tax uncertainties were identified in 2019 and 2018. Therefore, the Company recognized no tax contingencies or unrecognized tax positions for the years ended December 31, 2019 and 2018. The Company is not currently under examination by the Internal Revenue Service. The United States federal statute of limitations remains open for the years 2016 onward. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state jurisdictions. The Company is no longer subject to federal or state income tax assessments for years prior to 2016.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 5 – Share-Based Compensation

2007 Stock Incentive Option Plan

A summary of the Company’s 2007 Stock Incentive Plan activity for the years ended December 31, 2019 and 2018 is as follows:

	December 31, 2019
		Weighted	Weighted
	Options	Exercise Price	Life (in years)
Options outstanding - January 1, 2019	215,000	$0.20	0.53
Exercised	(20,000)	0.05
Forfeited/Cancelled	(195,000)	0.05
Options outstanding - December 31, 2019	-	$-	-
Options exercisable - December 31, 2019	-	$-	-

	December 31, 2018
		Weighted	Weighted
	Options	Exercise Price	Life (in years)
Options outstanding - January 1, 2018	222,000	$0.19	1.63
Exercised	(7,000)	0.05
Options outstanding - December 31, 2018	215,000	$0.20	0.53
Options exercisable - December 31, 2018	215,000	$0.20	0.53

There were no options granted in 2019 or 2018. The aggregate intrinsic value of options outstanding at December 31, 2018 under the 2007 Stock Incentive Plan was $49,450. The aggregate intrinsic value of stock options above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the options) that would have been received by the option holders had they exercised their options on December 31, 2018. The aggregate intrinsic value of stock options changes based on the changes in the market value of the Company’s common stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes Merton option pricing model.

The total fair value of vested options as of December 31, 2018 was approximately $92,000. For the years ended December 31, 2019 and 2018, the Company did not recognize any share-based compensation expense.

Restricted Stock

At December 31, 2019 and 2018, there were 449,000 restricted stock awards outstanding for each year. The Company recognized share-based compensation expense for restricted stock of $18,876 and $18,221 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $32,763 of unrecognized share-based compensation expense that will be recognized in future periods.

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Note 6 – Earnings Per Share

The Company’s calculation of earnings per share is as follows:

	Year ended December 31,
	2019	2018
Basic earnings per common share:
Net income	$30,532	$329,210

Weighted average basic shares outstanding	35,588,775	35,308,668

Basic income per common share	$-	$0.01

Dilutive earnings per common share:
Net income allocable to common shareholders	$30,532	$329,210

Weighted average shares outstanding - basic	35,588,775	35,308,668
Diluted effect:
Stock options	-	69,000
Unvested restricted stock	41,176	212,209
Weighted average dilutive shares outstanding	35,629,951	35,589,877

Dilutive income per common share	$-	$0.01

Diluted earnings per share for the years ended December 31, 2019 and 2018 do not reflect following potential common shares, as the effect would be antidilutive.

	Year ended December 31,
	2019	2018

Unvested restricted stock	100,000	80,000

Note 7 - Commitments

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

Notes to Financial Statements

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

Additional information regarding the Company’s office operating leases is as follows:

Year ended December 31, 2019

Rent expense for long-term operating leases	$116,963
Rent expense for short-term leases	99,240
Total rent expense	$216,203

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the balance sheet as of December 31, 2019.

Year	Amount
2020	$141,976
2021	144,976
2022	110,967
Total lease payments	397,919
Less: Interest	(26,631)
Net present value of lease liabilities	$371,288

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of December 31, 2019 were as follows:

Weighted average lease term (in months)	33
Weighted average discount rate	4.89%

MIKROS SYSTEMS CORPORATION

Notes to Financial Statements

Line of credit

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2020 and has been extended to January 31, 2021 and accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of the date of this report, no amounts were outstanding under the facility.

Note 8 – Related Party Transactions

For the years ended December 31, 2019 and 2018, the Company paid $40,000 and $26,000, respectively, to Paul G. Casner, the Chairman of the Company’s Board of Directors, in consideration of management consulting services.

Note 9 – Subsequent Events

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. The Governor of Pennsylvania has ordered the closure of all non-life sustaining businesses in Pennsylvania where the majority of the Company’s employees work.  Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. These actions have expanded significantly in the past several weeks and are expected to continue to expand. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.