Form 10-Q
period 2020-03-31
MIKROS SYSTEMS CORP
filed 2020-05-15
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 14, 2020, 35,588,775 shares of the registrant's common stock were outstanding.

 Part I Financial Information

 Item 1 Financial Statements

 Mikros Systems Corporation

 Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$1,209,935	$1,621,309
Receivables on government contracts	623,998	587,848
Prepaid expenses and other current assets	451,801	273,004
Total current assets	2,285,734	2,482,161

Property and equipment
Operating lease-right to use asset	322,978	353,685
Equipment	429,354	404,091
Leasehold improvements	21,306	21,306
Furniture & fixtures	43,174	43,174
Less: accumulated depreciation	(227,822)	(171,956)
Property and equipment, net	588,990	650,300
Intangible assets	141,158	141,158
Less: accumulated amortization	(101,683)	(96,394)
Intangible assets, net	39,475	44,764
Deferred tax assets	-	682
Total assets	$2,914,199	$3,177,907

Liabilities and shareholders' equity
Current liabilities:
Accrued payroll and payroll taxes	$275,035	$327,246
Accounts payable and accrued expenses	59,131	41,299
Lease obligation, current portion	128,939	126,633
Deferred revenue	8,750	17,000
Total current liabilities	471,855	512,178
Lease obligation, net of current portion	211,642	244,655
Deferred tax liability	21,674	-
Total liabilities	705,171	756,833

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,588,775 shares	355,889	355,889
Capital in excess of par value	10,133,259	10,129,020
Accumulated deficit	(8,280,120)	(8,063,835)
Total shareholders' equity	2,209,028	2,421,074
Total liabilities and shareholders' equity	$2,914,199	$3,177,907

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Income

(unaudited)

	Three months ended March 31,
	2020	2019

Contract revenues	$1,081,163	$2,020,265

Cost of sales	357,473	778,542

Gross margin	723,690	1,241,723

Expenses:
Engineering	609,961	662,250
General and administrative	445,319	463,565

Total expenses	1,055,280	1,125,815

(Loss) income from operations	(331,590)	115,908

Other income:
Interest income	802	1,732

(Loss) income before income taxes	(330,788)	117,640

Income tax benefit (expense)	114,503	(36,835)

Net (loss) income available to common shareholders	$(216,285)	$80,805

(Loss) income per common share - basic	$(0.01)	$-

Basic weighted average number of shares outstanding	35,588,775	35,568,775

(Loss) income per common share - diluted	$(0.01)	$-

Diluted weighted average number of shares outstanding	35,588,775	35,807,830

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Shareholders' Equity

(unaudited)

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2020	-	$-	35,588,775	$355,889	$10,129,020	$(8,063,835)	$2,421,074
Stock-based compensation	-	-	-	-	4,239	-	4,239
Net loss	-	-	-	-	-	(216,285)	(216,285)
Balance at March 31, 2020	-	$-	35,588,775	$355,889	$10,133,259	$(8,280,120)	$2,209,028

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2019	-	$-	35,568,775	$355,689	$10,106,344	$(8,094,366)	$2,367,667
Stock-based compensation	-	-	-	-	4,539	-	4,539
Net income	-	-	-	-	-	80,805	80,805
Balance at March 31, 2019	-	$-	35,568,775	$355,689	$10,110,883	$(8,013,561)	$2,453,011

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(216,285)	$80,805
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	35,892	20,502
Deferred tax expense (benefit)	22,356	(3,084)
Share-based compensation expense	4,239	4,539
Changes in assets and liabilities:
(Increase) in receivables on government contracts	(36,150)	(257,974)
(Increase) decrease in prepaid expenses and other current assets	(178,797)	20,096
(Decrease) in accrued payroll and payroll taxes	(52,211)	(309,349)
Increase (decrease) in accounts payable and accrued expenses	17,832	(103,995)
(Decrease) in accrued warranty expense	-	(6,773)
(Decrease) in deferred revenue	(8,250)	(2,603)
(Decrease) in long-term liabilities	-	(1,237)
Net cash used in operating activities	(411,374)	(559,073)
Cash flows from investing activities:
Purchase of property and equipment	-	(30,842)
Net cash used in investing activities:	-	(30,842)
Net decrease in cash and cash equivalents	(411,374)	(589,915)
Cash and cash equivalents, beginning of period	1,621,309	2,206,749
Cash and cash equivalents, end of period	$1,209,935	$1,616,834

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Mikros Systems Corporation (the “Company” or “we”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2020, the results of its operations, changes in shareholders’ equity and cash flows for the three months ended March 31, 2020 and 2019, respectively.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations.

The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time. In light of the COVID-19 pandemic, the Company has taken proactive steps to manage its costs and discretionary spending.

 Note 2 – Recent Accounting Pronouncements

The Company reviewed all recently issued but not yet effective, accounting pronouncements in 2020 and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

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

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of April 1, 2020, our ending backlog was $4.5M. For arrangements with the U.S. Department of Defense, or DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type.

Research and Development Expense

Research and development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three month ended March 31,
	2020	2019
Salaries	$3,185	$6,446
Other costs	123	$-
	$3,308	$6,446

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. Licenses are amortized using a straight-line method over their estimated life of six years. For the three months ended March 31, 2020 and 2019, amortization expense related to the Company’s license amounted to $5,250 for both periods and is included in general and administrative expenses on the Statements of Income.

Note 4 – Income Tax Matters

At March 31, 2020, we estimated our annual effective tax rate for 2020 to be 35%. We recognized a tax benefit of $114,503 for the three months ended March 31, 2020. At March 31, 2020, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has decreased/(increased) its net deferred tax assets by $22,356 and $(3,084) during the three months ended March 31, 2020 and 2019, respectively. The change in deferred tax assets is attributable to the changes in various book/tax differences.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect such impact to be material to our financial statements.

Note 5 – Income Per Share

Net (loss) income per common share information is as follows:

	Three months ended March 31,
	2020	2019
Basic earnings per common share:
Net (loss) income	$(216,285)	$80,805

Weighted average basic shares outstanding	35,588,775	35,568,775

Basic (loss) income per common share	$(0.01)	$-

Dilutive earnings per common share:
Net (loss) income allocable to common shareholders	$(216,285)	$80,805

Weighted average shares outstanding - basic	35,588,775	35,568,775
Diluted effect:
Stock options	-	57,333
Unvested restricted stock	-	181,722
Weighted average dilutive shares outstanding	35,588,775	35,807,830

Dilutive (loss) income per common share	$(0.01)	$-

Diluted net (loss) income per share for the three months ended March 31, 2020 and 2019 does not reflect issuance of the following potential common shares, as the effect would be antidilutive.

	Three month ended March 31,
	2020	2019

Unvested restricted stock	429,000	80,000

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 6 – Operating Leases

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

Additional information regarding the Company’s office operating leases is as follows:

Three months ended March 31,	2020

Rent expense for long-term operating leases	$30,152
Rent expense for short-term leases	30,845
Total rent expense	$60,997

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the balance sheet as of March 31, 2020.

Year	Amount
Remainder of 2020	106,747
2021	144,976
2022	110,967
Total lease payments	362,690
Less: Interest	(22,109)
Net present value of lease liabilities	$340,581

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of March 31, 2020 were as follows:

Weighted average lease term (months)	30
Weighted average discount rate	4.89%

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, our ability to adequately integrate our software offerings into our business model, our ability to market our solutions to commercial customers, the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, personnel, supply chain, Federal Government procurement process, and the geographic markets in which we operate and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2019. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we do not undertake to update our forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related information contained herein and our audited financial statements as of December 31, 2019.

Overview

Mikros Systems Corporation (the “Company”, “we”, or “us”) designs and manufactures software, hardware and electronic systems used to maintain complex distributed systems. Examples of such systems include defense equipment such as radars and combat systems, and commercial and industrial applications such as printing presses, power distribution, utility systems, and Federal Aviation Administration systems.

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

Revenues from our government contracts represented substantially all of our revenues for the three months ended March 31, 2020 and 2019. Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy (“Navy”). We provide the following key system to the Navy for maintenance of radars and combat systems:

●	ADSSS, the ADEPT Distance Support Sensor Suite, a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

More recently, we have developed and marketed software products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. Our Prognostics Framework (PF) and Diagnostic Profiler (DP) products provide software capabilities which complement our maintenance hardware products (ADEPT® and ADSSS) and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that we have a complete hardware/software solution for advanced maintenance, we are expanding into commercial and industrial markets.

Our Products

Adaptive Diagnostic Electronic Portable Testset (ADEPT). ADEPT®, also known as the AN/PSM-132, is an automated maintenance workstation designed to significantly reduce the time required to align all variants of the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. Manufacturing, selling and servicing ADEPT units was a substantial part of our business over the past decade. During the life of the program, we delivered a total of 226 ADEPT units to our Navy customers. Effective October 1, 2019, the US Navy determined to stop funding the ADEPT program in fiscal year 2020.

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

The first full AN/SYM-3 system was successfully completed on LCS 2 and onshore installation of prognostics software has been completed at Port Hueneme Division. The ADSSS is used on both variants of the LCS, currently planned to be at least 32 ships. In 2019, we completed installations on four additional LCS ships that are being deployed allowing for data collection while operational at sea. During 2020, we expect to install systems on two or three additional ships.

We are working with the government to have their virtual data transport system installed on two deploying ships, allowing for near real-time data to be sent back to shore and processed through our prognostics framework models. During 2020, we expect to add several new combat system elements to our LCS platform which is expected to expand our footprint and bring condition-based maintenance plus (CBM +) to additional mission-critical systems. We are also working to maintain SYM-3 for modernization systems that are being planned in the next 3-5 years

Through our NSSMS contract awarded in the fourth quarter of 2019, we plan to develop a new variant of the AN/SYM-3 system for the NATO Seasparrow Surface Missile System. NSSMS is installed on Navy Aircraft Carriers (CVN class) and “Big Deck” Amphibious Assault Ships (LHD/LHA class), so the new variant could be installed on these two new ship classes. We have started the software, hardware, and systems engineering tasks needed to move this CBM capability to land based test events and then to a long-term pilot installation for four systems on the NSSMS platform.

The SYM-3 has also generated interest from other ship classes, Aegis and unmanned systems, and for use to monitor shipboard hull, mechanical and electrical (HME) systems, additional combat systems, and navigational radars. This is part of the Navy’s continued effort to increase operational, sustainability and lethality for many different ship classes. We are also working to maintain SYM-3 for modernization systems that are being planned in the next three to five years.

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

In April 2017, we received contract awards totaling $2.0 million from the U.S. Navy to extend the capabilities of the ADSSS CBM system to support a fourth Navy radar system, the MK 99. The Small Business Innovation Research office in Dahlgren, VA provided $0.5 million of the total funding to support this effort.

In June 2018, we received the second delivery order under our multi-year IDIQ relating to our ADSSS product. This $2.5 million order provides for further MK 99 Fire Control System (FCS) development, test and installation.

In September 2019, we received the third delivery order under our multi-year IDIQ relating to our ADSSS product. The award covers the installation of condition-based maintenance systems for the Littoral Combat Ship and has a ceiling of $15 million. As of the date of this report, approximately $4.0 million of incremental funding has been awarded for work to be executed in government fiscal year (FY) 2020.

In October 2019, we received an additional contract award under our multi-year IDIQ relating to our ADSSS product. This incremental funding with a ceiling up to $6 million, under the third delivery order, covers the development of a new variant of the AN/SYM-3 system and installation of the new CBM system on two additional ship classes; the Aircraft Carriers (CVN class) and the “Big Deck” Amphibious Assault Ships (LHD/LHA class). As of the date of this report, $3.0 million of incremental funding has been awarded for work to be executed in FY 2020.

In November 2019, we were awarded a five (5) year Basic Ordering Agreement (BOA) from Naval Air Warfare Center Aircraft Division, to begin a Phase I SBIR effort entitled “Unmanned Surface Vehicle and Unmanned Underwater Vehicle Autonomous Behavior Development”. The amount of this Phase I effort was approximately $150,000.

In April 2020, we received $4.9 million of additional funding from the U.S. Navy to expand its flagship AN/SYM-3 program to additional LCS systems, new combat systems, and two new ship classes.  The new funding was part of the third Delivery Order awarded under our multi-year IDIQ relating to our ADSSS product.   The funding will provide for continuing installations on the LCS class and development of CBM solutions for aircraft carriers and “big deck” amphibious ships.

In April 2020, we received notification of a Phase I SBIR contract entitled “ADAPT - Naval Depot Modernization and Sustainment” This program seeks to develop an integrated solution to allow facility managers to monitor the status of a wide range of infrastructure systems, identify areas of concern, and predict future areas of concern. The Phase I objective is to demonstrate proposed solution feasibility. We will develop a solution to collect data from critical building infrastructure systems including HVAC, mechanical systems, communication systems, chillers, pumps, electrical switchgear, seismometers and surveillance systems, as well as monitor energy usage data, water level data, and data from other critical infrastructure systems. This work will include developing a limited scale system to illustrate the concept.  The amount of this Phase I effort was approximately $200,000.

Commercial Contracts

In 2019 and 2020, HP Indigo, Saab Grintek Defense and Northrop Grumman renewed their annual contracts for Diagnostic Profiler and Diagnostician Software Maintenance and Support.  We have also increased our capabilities to provide online support at one of the client’s facility.

The Mikros MindR™ system is a vendor-agnostic facility health status monitoring solution which provides the ability to collect data from critical building infrastructure systems including HVAC, mechanical systems, communication systems, chillers, pumps, electrical switchgear, seismometers and surveillance systems, as well as monitor energy usage data, water level data, and data from any other systems. Data collected can be aggregated on a centralized physical or secure cloud-based server where Mikros MindR Enterprise software can perform analysis to determine status, diagnose existing failures, and predict future failures. We are currently piloting our Mikros MindR system at a client facility to collect and distribute data from the HVAC units to the client.

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

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP, which recently extended our Diagnostic Profiler software support for a seventh year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are developing a condition-based maintenance solution for HVAC equipment based on our proprietary Prognostics Framework solution which we call Mikros Mindr. We have deployed two active pilot systems that are providing key maintenance data on a daily basis to service technicians. We are also working with an energy consulting business in Florida to remotely monitor energy use and required maintenance for its customers. We are in discussions with additional commercial companies regarding the use of our condition based maintenance applications.

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

Recent Developments

An outbreak of a novel strain of the coronavirus, COVID-19, has been recognized as a pandemic by the World Health Organization. This outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The Governor of Pennsylvania has ordered the closure of all non-life sustaining businesses in Pennsylvania where the majority of our employees work.  Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. Although our employees are able to work remotely, this coronavirus outbreak has had a negative impact on our productivity and revenues to date in 2020.

In addition, the pandemic and resulting closures has negatively impacted our supply chain for component parts necessary to timely deliver AN/SYM-3 systems to our Government customer. Non-essential travel bans and quarantine protocols imposed to access US Navy ships have and are expected to continue to materially delay our ability to complete on-ship installations, result in excessive down-time for our engineering personnel, and increase travel costs. The pandemic has also resulted in delays in contract awards, task orders, and contract modifications to fund our projects. All of the forgoing has and will continue to adversely impact our financial condition and results of operation. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

During recent years, the combination of spending caps, discretionary spending cuts, sequestration and further changes in defense spending and priorities have caused, and may in the future continue to cause, delays in funding certain projects. This may negatively impact our revenues and profits.

Changes to Critical Accounting Policies and Estimates

We reviewed all of the recently issued accounting pronouncement through May 2020 which are not yet effective and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Results of Operations

Three Months Ended March 31, 2020 and March 31, 2019

We generated revenues of $1,081,163 during the three months ended March 31, 2020 compared to $2,020,265 during the three months ended March 31, 2019, a decrease of $939,102, or 46%. This resulted primarily from the delay of follow-on funding and the delivery of direct components. Revenues in the first quarter of 2020 and 2019 consisted entirely of engineering support services contracts.

Cost of sales consists of direct contract costs including labor, material, subcontracts, travel, and other direct costs. Cost of sales for the three months ended March 31, 2020 was $357,473 compared to $778,542 for the three months ended March 31, 2019, a decrease of $421,069 or 54%. The reduction resulted from the delay of follow-on funding and the delivery of direct components.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended March 31, 2020 were $609,961 compared to $662,250 for the three months ended March 31, 2019, a decrease of $52,289, or 8%.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended March 31, 2020 were $445,319 as compared to $463,565 for the three months ended March 31, 2019, a decrease of $18,246, or 4%.

We estimated our annual effective tax rate for 2020 and 2019 to be 35% and 31%. As a result, we recognized a tax benefit of $114,503 for the three months ended March 31, 2020, as compared to tax expense of $(36,835) for the three months ended March 31, 2019. The differences from the statutory federal income tax rate were attributable to state income taxes and certain permanent book-tax differences.

We reported a net loss of $216,285 in the three months ended March 31, 2020 as compared to net income of $80,805 in three months ended March 31, 2019. The decrease was attributable primarily to the decrease in revenues in the first quarter of 2020.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the three months ended March 31, 2020, net cash used in operations was $411,374 compared to net cash used in operations of $559,073 during the three months ended March 31, 2019. The decrease in cash used in operations of $147,699 was due to a $404,259 decrease in cash used in operations resulting from the timing of receipts and payments related to our operating assets and liabilities. The decrease in cash used in operations related to noncash charges of $40,530 which amounts were offset by an increase in cash used in operations of $297,090 which represents the increase in our net loss of $216,285 for the three months ended March 31, 2020 as compared to net income of $80,805 for the three months ended March 31, 2019.

Net cash used in investing activities was $0 in the three months ended March 31, 2020 as compared to $30,842 in the three months ended March 31, 2019, a decrease of $30,842. The decrease was related to the completion of an expansion of our offices in Pennsylvania in 2019.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2020 and has been extended to January 31, 2021. The facility accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of March 31, 2020, no amounts were outstanding under the facility.

In order to pursue strategic opportunities, obtain additional SBIR contracts, or acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities. In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions. There can be no assurance, assuming we successfully raise additional funds or enter into business alliances.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.   Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.  Other Information.

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to “Item 8.01 Other Events” of Form 8-K.

On May 13, 2020, we paid $753,300 to PNC Bank representing repayment in full of the amount we borrowed from PNC pursuant to the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration.

Item 6.   Exhibits

No.	Description

10.1	Consulting Agreement dated March 2, 2020 by and between the Company and Mark J. Malone.

31.1

Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKROS SYSTEMS CORPORATION

May 15, 2020	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer

MIKROS SYSTEMS CORPORATION

May 15, 2020	By:	/s/ Mark J. Malone
Mark J. Malone
Chief Financial Officer