Form 10-Q
period 2020-06-30
MIKROS SYSTEMS CORP
filed 2020-08-14
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 14, 2020, 35,588,775 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1

	Statements of Income for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	2

	Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	3

	Statements of Cash Flows for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	16

	Signatures	16

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Balance Sheets
(unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$1,773,465	$1,621,309
Receivables on government contracts	742,042	587,848
Prepaid expenses and other current assets	355,381	273,004
Total current assets	2,870,888	2,482,161

Property and equipment
Operating lease-right to use asset	293,002	353,685
Equipment	433,328	404,091
Leasehold improvements	21,306	21,306
Furniture & fixtures	43,174	43,174
Less: accumulated depreciation	(258,647)	(171,956)
Property and equipment, net	532,163	650,300
Intangible assets	142,001	141,158
Less: accumulated amortization	(106,971)	(96,394)
Intangible assets, net	35,030	44,764
Deferred tax assets	-	682
Total assets	$3,438,081	$3,177,907

Liabilities and shareholders' equity
Current liabilities:
Line of credit-bank	$260,000	$-
Accrued payroll and payroll taxes	354,344	327,246
Accounts payable and accrued expenses	76,144	41,299
Lease obligation, current portion	131,274	126,633
Deferred revenue	65,500	17,000
Total current liabilities	887,262	512,178
Lease obligation, net of current portion	177,721	244,655
Deferred tax liability	6,956	-
Total liabilities	1,071,939	756,833

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,588,775 shares	355,889	355,889
Capital in excess of par value	10,136,343	10,129,020
Accumulated deficit	(8,126,090)	(8,063,835)
Total shareholders' equity	2,366,142	2,421,074
Total liabilities and shareholders' equity	$3,438,081	$3,177,907

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Contract revenues	$1,844,923	$1,853,503	$2,926,086	$3,873,768

Cost of sales	734,223	792,151	1,091,696	1,570,693

Gross margin	1,110,700	1,061,352	1,834,390	2,303,075

Expenses:
Engineering	531,816	695,838	1,141,777	1,358,088
General and administrative	344,286	369,742	789,605	833,307

Total expenses	876,102	1,065,580	1,931,382	2,191,395

Income (loss) from operations	234,598	(4,228)	(96,992)	111,680

Other income:
Interest income, net	595	939	1,397	2,671

Income (loss) before income taxes	235,193	(3,289)	(95,595)	114,351

Income tax (expense) benefit	(81,163)	(432)	33,340	(37,267)

Net income (loss) available to common shareholders	$154,030	$(3,721)	$(62,255)	$77,084

Income (loss) per common share - basic	$-	$-	$-	$-

Basic weighted average number of shares outstanding	35,588,775	35,577,786	35,588,775	35,573,305

Income (loss) per common share - diluted	$-	$-	$-	$-

Diluted weighted average number of shares outstanding	35,588,775	35,577,786	35,588,775	35,765,111

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Shareholders' Equity

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at April 1, 2020	-	$-	35,588,775	$355,889	$10,133,259	$(8,280,120)	$2,209,028
Stock-based compensation	-	-	-	-	3,084	-	3,084
Net income	-	-	-	-	-	154,030	154,030

Balance at June 30, 2020	-	$-	35,588,775	$355,889	$10,136,343	$(8,126,090)	$2,366,142

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at April 1, 2019	-	-	35,568,775	$355,689	$10,110,883	$(8,013,561)	$2,453,011
Stock-based compensation	-	-	-	-	4,539	-	4,539
Exercise of stock options	-	-	20,000	200	3,800	-	4,000
Net loss	-	-	-	-	-	(3,721)	(3,721)

Balance at June 30, 2019	-	$-	35,588,775	$355,889	$10,119,222	$(8,017,282)	$2,457,829

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2020	-	$-	35,588,775	$355,889	$10,129,020	$(8,063,835)	2,421,074
Stock-based compensation	-	-	-	-	7,323	-	7,323
Net loss	-	-	-	-	-	(62,255)	(62,255)

Balance at June 30, 2020	-	$-	35,588,775	$355,889	$10,136,343	$(8,126,090)	$2,366,142

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2019	-	$-	35,568,775	$355,689	$10,106,344	$(8,094,366)	2,367,667
Stock-based compensation	-	-	-	-	9,078	-	9,078
Exercise of stock options	-	-	20,000	200	3,800	-	4,000
Net income	-	-	-	-	-	77,084	77,084

Balance at June 30, 2019	-	$-	35,588,775	$355,889	$10,119,222	$(8,017,282)	$2,457,829

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(62,255)	$77,084
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	72,005	51,771
Deferred tax expense (benefit)	7,638	(15,805)
Share-based compensation expense	7,323	9,078
Changes in assets and liabilities:
(Increase) in receivables on government contracts	(154,194)	(146,432)
(Increase) in prepaid expenses and other current assets	(82,377)	(44,468)
Increase (decrease) in accrued payroll and payroll taxes	27,098	(327,432)
Increase (decrease) in accounts payable and accrued expenses	34,845	(80,210)
(Decrease) in accrued warranty expense	-	(47,173)
Increase (decrease) in deferred revenue	48,500	(5,977)
(Decrease) in long-term liabilities	(1,610)	(1,542)
Net cash used in operating activities	(103,027)	(531,106)
Cash flows from investing activities:
Payments related to intangible assets	(843)	(232)
Purchase of property and equipment	(3,974)	(27,984)
Net cash used in investing activities	(4,817)	(28,216)
Cash flows from financing activities:
Proceeds from term loan	753,300	-
Repayment of term loan	(753,300)	-
Borrowings from line of credit-bank	260,000	-
Exercise of stock options	-	4,000
Net cash provided by financing activities	260,000	4,000
Net increase (decrease) in cash and cash equivalents	152,156	(555,322)
Cash and cash equivalents, beginning of period	1,621,309	2,206,749
Cash and cash equivalents, end of period	$1,773,465	$1,651,427

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019.

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

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded each period.

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

We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all our revenue is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. This continuous transfer of control of the work in process to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 30, 2020, our ending backlog was $5.2 million. For arrangements with the U.S. Department of Defense, or DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on several factors, including the contract type.

Research and Development Expense

Research and development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Salaries	$-	$11,195	$3,185	$17,641
Other costs	313	12,454	436	12,454
	$313	$23,649	$3,621	$30,095

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. Licenses are amortized using a straight-line method over their estimated life of six years. For the three and six months ended June 30, 2020 and 2019, amortization expense related to the Company’s license amounted to $5,250 and $5,250 and $10,500 and $10,500, respectively, and is included in general and administrative expenses on the Statements of Income.

Note 4 – Income Tax Matters

At June 30, 2020, we estimated our annual effective tax rate for 2020 to be 35%. We recognized a tax benefit of $33,340 for the six months ended June 30, 2020. At June 30, 2020, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has decreased/(increased) its net deferred tax assets by $7,638 and $(15,805) during the six months ended June 30, 2020 and 2019, respectively. The change in deferred tax assets is attributable to the changes in various book/tax differences.

Note 5 – Income Per Share

Net income (loss) per common share information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic earnings per common share:
Net income (loss) allocable to common shareholders	$154,030	$(3,721)	$(62,255)	$77,084

Weighted average basic shares outstanding	35,588,775	35,577,786	35,588,775	35,573,305

Basic income (loss) per common share	$-	$-	$-	$-

Dilutive earnings per common share:
Net income (loss) allocable to common shareholders	$154,030	$(3,721)	$(62,255)	$77,084

Weighted average shares outstanding - basic	35,588,775	35,577,786	35,588,775	35,573,305
Diluted effect:
Stock options	-	-	-	41,516
Unvested restricted stock	-	-	-	150,290
Weighted average dilutive shares outstanding	35,588,775	35,577,786	35,588,775	35,765,111

Dilutive income (loss) per common share	$-	$-	$-	$-

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Diluted income (loss) per share for the three and six months ended June 30, 2020 and 2019 does not reflect issuance of the following potential common shares, as the effect would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Unvested restricted stock	429,000	447,000	429,000	80,000

Stock options	-	195,000	-	-

Note 6 – Operating Leases

A right-of-use asset is measured at the amount of the lease liability adjusted for deferred straight-line rent, prepaid rent and lease incentive allowances previously recognized.

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

Leases where the lessor retains substantially all the risks and rewards of ownership are classified as operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

The Company has operating lease agreements for each of its offices. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases. These lease agreements are for terms ranging from 5.25 to 5.33 years and provide for rental escalations of approximately 2.1%.

Additional information regarding the Company’s office operating leases is as follows:

Six months ended June 30,	2020

Rent expense for long-term operating leases	$60,683
Rent expense for short-term leases	53,833
Total rent expense	$114,516

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the balance sheet as of June 30, 2020.

Year	Amount
Remainder of 2020	$71,238
2021	144,976
2022	110,857
Total lease payments	327,071
Less: Interest	(18,076)
Net present value of lease liabilities	$308,995

The weighted average remaining lease terms and discount rates for all the Company’s operating leases as of June 30, 2020 were as follows:

Weighted average lease term (months)	27
Weighted average discount rate	4.89%

Note 7 – Loan and Line of Credit

On January 31, 2018, the Company entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2019 and has been extended to January 31, 2021 and accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of June 30, 2020, there was $260,000 outstanding under the facility.

On April 14, 2020, the Company entered into a Paycheck Protection Program Term Note (the “PNC Note”) with PNC Bank pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $753,300 from the PNC Note. On May 12, 2020, the Company repaid the loan in full.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: changes in business conditions, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, our limited marketing experience, competition between us and other companies seeking Small Business Innovation Research grants, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, our ability to adequately integrate our software offerings into our business model, our ability to market our solutions to commercial customers, the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, personnel, supply chain, Federal Government procurement process, and the geographic markets in which we operate, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of our Annual Report on SEC Form 10-K for the year ended December 31, 2019 . All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we do not undertake to update our forward-looking statements.

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

Our primary business focus is to (i) provide engineering services, products, software and related maintenance under contracts with the United States Department of Defense (DoD), primarily the United States Navy and (ii) pursue Small Business Innovation Research (SBIR) programs from the DoD, Department of Homeland Security, and other governmental authorities, with a view to expanding this government funded research and development into government contracts. Since 2002, we have been awarded several Phase I, II, and III SBIR contracts, and several IDIQ contracts for our ADEPT® and ADSSS® products.

Revenues from our government contracts represented substantially all of our revenues for the six months ended June 30, 2020 and 2019. Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy (“Navy”). We provide the following key system to the Navy for maintenance of radars and combat systems:

●	ADSSS, the ADEPT Distance Support Sensor Suite, a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

More recently, we have developed and marketed software products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. Our Prognostics Framework® (PF) and Diagnostic Profiler® (DP) products provide software capabilities which complement our maintenance hardware products (ADSSS) and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that we have a complete hardware/software solution for advanced maintenance, we are expanding into commercial and industrial markets.

Our Products

Adaptive Diagnostic Electronic Portable Testset® (ADEPT). ADEPT, also known as the AN/PSM-132, is an automated maintenance workstation designed to significantly reduce the time required to align all variants of the AN/SPY-1 Radar System aboard U.S. Navy Aegis cruisers and destroyers, while optimizing system performance and readiness. Manufacturing, selling and servicing ADEPT units was a substantial part of our business over the past decade. During the life of the program, we delivered a total of 226 ADEPT units to our Navy customers. Effective October 1, 2019, the US Navy determined to stop funding the ADEPT program in fiscal year 2020.

ADEPT Distance Support Sensor Suite® (ADSSS). In 2013, we started development of ADSSS for the Navy’s LCS. Our system has now matured and has earned the official Navy nomenclature AN/SYM-3. The LCS is the U.S. Navy’s latest combat warship. AN/SYM-3 is a network-enabled system that can be configured to monitor multiple shipboard systems and report maintenance data onshore for further analysis to detect trends and predict failures. AN/SYM-3 provides an open architecture approach with industry-standard hardware, and cybersecurity compliant software to acquire and process system operational and maintenance data. The AN/SYM-3 system fully automates the capture of system operation, environment and maintenance data to provide unattended operation. The system monitors key parameters and sends alert notifications when parameters move out of tolerance.

The first full AN/SYM-3 system was successfully completed on LCS 2 and onshore installation of prognostics was completed at Port Hueneme Division. The ADSSS is used on both variants of the LCS, currently planned to be at least 32 ships. In 2019, we completed installations on four additional LCS ships that are being deployed allowing for data collection while operational at sea. During 2020, we expect to install systems on two or three additional ships.

We are working with the government to have their virtual data transport system installed on two deploying ships, allowing for near real-time data to be sent back to shore and processed through our prognostics framework models. During 2020, we expect to add several new combat system elements to our LCS platform which is expected to expand our footprint and bring condition-based maintenance plus (CBM +) to additional mission-critical systems. We are also working to maintain SYM-3 for modernization systems that are being planned in the next 3-5 years.

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

Diagnostic Profiler. The Diagnostic Profiler is an integrated development environment for developing diagnostic capabilities used in maintenance, embedded diagnostics, and troubleshooting applications. The software provides diagnostic services to its host application, including fault callouts, suggested “next best” test to further isolate faults, and direct maintenance actions. When additional faults are identified, the software prioritizes the fault callouts by probability. The use of the Diagnostic Profiler eliminates the need for the development and maintenance of diagnostic flow charts and hard-coded text sequences. This reduces the effort required to correct bugs and design changes. Over the life of the system, this could result in significant cost savings. This system is used by clients and has also generated yearly support contracts for service. We have also been upgrading and customizing the system to the client needs.

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

In June 2020, we received $1.2 million of additional funding from the U.S. Navy to expand its flagship AN/SYM-3 program to additional LCS systems and new combat systems.  The new funding was part of the third Delivery Order awarded under our multi-year IDIQ relating to our ADSSS product.   The funding will provide for continuing installations on the LCS.

Commercial Contracts

In 2019 and 2020, HP Indigo, Saab Grintek Defense, and Northrop Grumman renewed their annual contracts for Diagnostic Profiler and Diagnostician Software Maintenance and Support.  We have also increased our capabilities to provide online support at one of the client’s facility.

The Mikros MindR® system is a vendor-agnostic facility health status monitoring solution which provides the ability to collect data from critical building infrastructure systems including HVAC, mechanical systems, communication systems, chillers, pumps, electrical switchgear, seismometers and surveillance systems, as well as monitor energy usage data, water level data, and data from any other systems. Data collected can be aggregated on a centralized physical or secure cloud-based server where Mikros MindR Enterprise software can perform analysis to determine status, diagnose existing failures, and predict future failures. We are currently piloting our Mikros MindR system at a client facility to collect and distribute data from the HVAC units to the client.

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

With regard to commercial markets, our Diagnostics Profiler and Prognostics Framework software offerings complement our hardware products and allow us to provide complete hardware/software solutions for advanced maintenance applications. Current customers for these systems include major multinational corporations such as HP, which recently extended our Diagnostic Profiler software support for a seventh year. We continue to receive repeat orders from these customers to support their applications. We plan to provide “condition-based maintenance” systems for “complex distributed systems” to commercial customers. In that regard, we are developing a condition-based maintenance solution for HVAC equipment based on our proprietary Prognostics Framework solution which we call Mikros MindR. We have deployed two active pilot systems that are providing key maintenance data daily to service technicians. We are also working with an energy consulting business in Florida to remotely monitor energy use and required maintenance for its customers. We are in discussions with additional commercial companies regarding the use of our condition- based maintenance applications.

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

Recent Developments

An outbreak of a novel strain of the coronavirus, COVID-19, has been recognized as a pandemic by the World Health Organization. This outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In March 2020, the Governor of Pennsylvania ordered the closure of all non-life sustaining businesses in Pennsylvania where most of our employees work.  Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. Although our employees are able to work remotely, this coronavirus outbreak has had a negative impact on our productivity and revenues to date in 2020.

In addition, the pandemic and resulting closures has negatively impacted our supply chain for component parts necessary to timely deliver AN/SYM-3 systems to our Government customer. Non-essential travel bans, quarantine protocols imposed to access US Navy ships, and self-quarantine orders imposed by the Governor of Pennsylvania on interstate travel have and are expected to continue to materially delay our ability to complete on-ship installations, result in excessive down-time for our engineering personnel, and increase travel costs. The pandemic has also resulted in delays in contract awards, task orders, and contract modifications to fund our projects. All of the forgoing has and will continue to adversely impact our financial condition and results of operation. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

During recent years, the combination of spending caps, discretionary spending cuts, sequestration and further changes in defense spending and priorities have caused, and may in the future continue to cause, delays in funding certain projects. This may negatively impact our revenues and profits.

Changes to Critical Accounting Policies and Estimates

We reviewed all of the recently issued accounting pronouncement through August 2020 which are not yet effective and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Results of Operations

Three Months Ended June 30, 2020 and June 30, 2019

We generated revenues of $1,844,923 during the three months ended June 30, 2020 as compared to $1,853,503 during the three months ended June 30, 2019. Revenues in the second quarter of 2020 and 2019 consisted entirely of engineering support services contracts which included direct components delivered during the second quarter of 2020.

Cost of sales consists of direct contract costs including labor, material, subcontracts, travel, and other direct costs. Cost of sales for the three months ended June 30, 2020 was $734,223 compared to $792,151 for the three months ended June 30, 2019, a decrease of $57,928 or 7%. The reduction resulted from timing of delivery of direct components.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended June 30, 2020 were $531,816 compared to $695,838 for the three months ended June 30, 2019, a decrease of $164,022, or 24%. The decrease was due primarily to staff reduction and associated fringe benefits and reduced third party consultant costs.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended June 30, 2020 were $344,286 as compared to $369,742 for the three months ended June 30, 2019, a decrease of $25,456, or 7%.

We estimated our annual effective tax rate for 2020 and 2019 to be 35% and 33%. As a result, we recognized a tax expense of $81,163 for the three months ended June 30, 2020, as compared to tax expense of $432 for the three months ended June 30, 2019. The differences from the statutory federal income tax rate were attributable to state income taxes and certain permanent book-tax differences.

We reported net income of $154,030 in the three months ended June 30, 2020 as compared to a net loss of $3,721 in three months ended June 30, 2019. The increase was attributable primarily to the decrease in operating expenses in the second quarter of 2020.

Six Months Ended June 30, 2020 and June 30, 2019

We generated revenues of $2,926,086 during the six months ended June 30, 2020 compared to $3,873,768 during the six months ended June 30, 2019, a decrease of $947,682, or 32%. The decrease resulted primarily from the delay of follow-on funding during the first quarter of 2020 and the delivery of direct components. Revenues for the six months ended June 30, 2020 and 2019 consisted entirely of engineering support services contracts.

Cost of sales for the six months ended June 30, 2020 was $1,091,696 compared to $1,570,693 for the six months ended June 30, 2019, a decrease of $478,997, or 44%. The reduction resulted from the delay of follow-on funding and the delivery of direct components.

Engineering costs for the six months ended June 30, 2020 were $1,141,777 compared to $1,358,088 for the six months ended June 30, 2019, a decrease of $216,311, or 19%. The decrease was due primarily to staff reduction and associated fringe benefits, and third party consultant costs.

General and administrative costs for the six months ended June 30, 2020 were $789,605 as compared to $833,307 for the six months ended June 30, 2019, a decrease of $43,702, or 6%. The decrease was due primarily to staff reduction, and third party consultant costs.

We recognized a tax benefit of $33,340 for the six months ended June 30, 2020 due primarily to expected net income for the remainder of 2020. At June 30, 2020, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net loss of $ $62,255 for the six months ended June 30, 2020 as compared to net income of $77,084 for the six months ended June 30, 2019. The decrease was attributable primarily to the decrease in revenues in the first six months of 2020.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the six months ended June 30, 2020, net cash used in operations was $103,027 compared to net cash used in operations of $531,106 during the six months ended June 30, 2019. The $428,079 decrease in cash used in operations was due to the timing of receipts and payments related to our operating assets and liabilities and a $41,922 increase in noncash charges which were offset by a decrease in net income (loss) of $139,339 during the six months ended June 30, 2019.

Net cash used in investing activities was $4,817 for the six months ended June 30, 2020 as compared to $28,216 for the six months ended June 30, 2019, a decrease of $23,399. The decrease was related to the completion of an expansion of our Pennsylvania office in 2019.

Net cash provided by financing activities was $260,000 for the six months ended June 30, 2020 as compared to $4,000 for the six months ended June 30, 2019, an increase of $256,000. The increase consisted primarily of $260,000 of borrowings under our line of credit in 2020.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2020 and has been extended to January 31, 2021. The facility accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of June 30, 2020, $260,000 was outstanding under the facility.

On April 14, 2020, we entered into a Term Note with PNC Bank pursuant to the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. We received total proceeds of $753,300 from the PNC Note. On May 12, 2020, the term loan was repaid in full.

In order to pursue strategic opportunities, obtain additional SBIR contracts, or acquire strategic assets or businesses, we may need to obtain additional financing or seek strategic alliances or other partnership agreements with other entities. In order to raise any such financing, we anticipate considering the sale of additional debt or equity securities under appropriate market conditions. There can be no assurance of success in such strategic opportunities, assuming we successfully raise additional funds or enter into business alliances.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.   Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.   Exhibits

No.	Description

10.1	Letter Agreement between Mikros Systems Corporation and Mark J. Malone, dated July 29, 2020. (incorporated by reference to the Company’s Current Report on Form 8-K filed July 29, 2020)

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

MIKROS SYSTEMS CORPORATION

August 14, 2020	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer

MIKROS SYSTEMS CORPORATION

August 14, 2020	By	/s/ Mark J. Malone

Mark J. Malone
Chief Financial Officer