Form 10-Q
period 2020-09-30
MIKROS SYSTEMS CORP
filed 2020-11-16
CIK 317340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 13, 2020, 35,588,775 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	2

	Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	3

	Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	17

	Signatures	17

Part I Financial Information

Item 1 Financial Statements

Mikros Systems Corporation
Balance Sheets
(unaudited)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$2,052,425	$1,621,309
Receivables on government contracts	697,254	587,848
Prepaid expenses and other current assets	288,712	273,004
Total current assets	3,038,391	2,482,161

Property and equipment:
Operating lease-right to use asset	262,083	353,685
Equipment	435,469	404,091
Leasehold improvements	21,306	21,306
Furniture & fixtures	43,174	43,174
Less: accumulated depreciation	(288,980)	(171,956)
Property and equipment, net	473,052	650,300
Intangible assets	142,775	141,158
Less: accumulated amortization	(112,259)	(96,394)
Intangible assets, net	30,516	44,764
Deferred tax assets	-	682
Total assets	$3,541,959	$3,177,907

Liabilities and shareholders' equity
Current liabilities:
Line of credit-bank	$260,000	$-
Accrued payroll and payroll taxes	382,673	327,246
Accounts payable and accrued expenses	101,950	41,299
Lease obligation, current portion	133,646	126,633
Deferred revenue	25,250	17,000
Total current liabilities	903,519	512,178
Lease obligation, net of current portion	144,430	244,655
Deferred tax liability	2,239	-
Total liabilities	1,050,188	756,833

Shareholders' equity:
Preferred stock, convertible, par value $.01 per share, authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.01 per share, authorized 60,000,000 shares, issued and outstanding 35,588,775 shares	355,889	355,889
Capital in excess of par value	10,139,418	10,129,020
Accumulated deficit	(8,003,536)	(8,063,835)
Total shareholders' equity	2,491,771	2,421,074
Total liabilities and shareholders' equity	$3,541,959	$3,177,907

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Contract revenues	$1,804,800	$1,017,121	$4,730,886	$4,890,889

Cost of sales	690,901	317,015	1,782,597	1,887,708

Gross margin	1,113,899	700,106	2,948,289	3,003,181

Expenses:
Engineering	577,722	691,337	1,719,499	2,049,425
General and administrative	355,844	349,230	1,145,449	1,182,537

Total expenses	933,566	1,040,567	2,864,948	3,231,962

Income (loss) from operations	180,333	(340,461)	83,341	(228,781)

Other income:
Interest (expense) income, net	(1,514)	898	(117)	3,569

Income (loss) before income taxes	178,819	(339,563)	83,224	(225,212)

Income tax (expense) benefit	(56,265)	130,031	(22,925)	92,764

Net income (loss) available to common shareholders	$122,554	$(209,532)	$60,299	$(132,448)

Income (loss) per common share - basic	$-	$(0.01)	$-	$-

Basic weighted average number of shares outstanding	35,588,775	35,588,775	35,588,775	35,578,519

Income (loss) per common share - diluted	$-	$(0.01)	$-	$-

Diluted weighted average number of shares outstanding	35,588,775	35,588,775	35,588,775	35,578,519

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Shareholders' Equity

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at July 1, 2020	-	$-	35,588,775	$355,889	$10,136,343	$(8,126,090)	$2,366,142
Stock compensation	-	-	-	-	3,075	-	3,075
Net income	-	-	-	-	-	122,554	122,554

Balance at September 30, 2020	-	$-	35,588,775	$355,889	$10,139,418	$(8,003,536)	$2,491,771

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at July 1, 2019	-	$-	35,588,775	$355,889	$10,119,222	$(8,017,283)	$2,457,828
Stock compensation	-	-	-	-	5,499	-	5,499
Net loss	-	-	-	-	-	(209,532)	(209,532)

Balance at September 30, 2019	-	$-	35,588,775	$355,889	$10,124,721	$(8,226,815)	$2,253,795

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2020	-	$-	35,588,775	$355,889	$10,129,020	$(8,063,835)	$2,421,074
Stock compensation	-	-	-	-	10,398	-	10,398
Net income	-	-	-	-	-	60,299	60,299

Balance at September 30, 2020	-	$-	35,588,775	$355,889	$10,139,418	$(8,003,536)	$2,491,771

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value		Capital in Excess	Accumulated
	Number of shares	Par Value	Number of shares	Par Value	of Par Value	Deficit	Total
Balance at January 1, 2019	-	$-	35,568,775	$355,689	$10,106,344	$(8,094,367)	$2,367,666
Stock compensation	-	-	-	-	14,577	-	14,577
Exercise of stock options			20,000	200	3,800	-	4,000
Net loss	-	-	-	-	-	(132,448)	(132,448)

Balance at September 30, 2019	-	$-	35,588,775	$355,889	$10,124,721	$(8,226,815)	$2,253,795

See Notes to Unaudited Condensed Financial Statements

Mikros Systems Corporation
Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$60,299	$(132,448)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107,626	61,584
Deferred tax expense	2,921	2,170
Share-based compensation expense	10,398	14,577
Changes in assets and liabilities:
(Increase) decrease in receivables on government contracts	(109,406)	691,051
(Increase) in prepaid expenses and other current assets	(15,708)	(239,356)
Increase (decrease) in accrued payroll and payroll taxes	55,427	(366,859)
Increase (decrease) in accounts payable and accrued expenses	60,651	(265,904)
(Decrease) in accrued warranty expense	-	(52,888)
Increase (decrease) in deferred revenue	8,250	(4,651)
(Decrease) in long-term liabilities	(1,610)	(1,542)
Net cash provided by (used in) operating activities	178,848	(294,266)
Cash flows from investing activities:
Payments related to intangible assets	(1,617)	(233)
Purchase of property and equipment	(6,115)	(32,127)
Net cash used in investing activities:	(7,732)	(32,360)
Cash flows from financing activities:
Proceeds from term loan	753,300	-
Repayment of term loan	(753,300)	-
Borrowings from line of credit-bank	260,000	-
Exercise of stock options	-	4,000
Net cash provided by financing activities:	260,000	4,000
Net increase (decrease) in cash and cash equivalents	431,116	(322,626)
Cash and cash equivalents, beginning of period	1,621,309	2,206,749
Cash and cash equivalents, end of period	$2,052,425	$1,884,123

Cash paid for income taxes	$56,289	$121,000

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019.

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

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 30, 2020, our ending backlog was $4.8 million. For arrangements with the U.S. Department of Defense, or DoD, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on several factors, including the contract type.

Research and Development Expense

Research and development expenditures for research and development of the Company's products are expensed when incurred and are included in general and administrative expenses. The Company recognized research and development costs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Salaries	$3,383	$15,841	$6,568	$33,482
Other costs	280	4,584	716	17,038
	$3,663	$20,425	$7,284	$50,520

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Intangible Assets

The Company’s intangible assets include a license acquired during 2015. In July 2015, the Company purchased certain software products, intellectual property and related assets from VSE Corporation. The primary software programs purchased were the Prognostics Framework (PF) and Diagnostic Profiler (DP) programs. The Diagnostic Profiler software is used worldwide by several multinational companies for optimized maintenance of diverse product lines. The Diagnostic Profiler is also used by the US Air Force for depot test programs, and Prognostics Framework is used by the US Army for several missile defense systems. Licenses are amortized using a straight-line method over their estimated life of six years. For the three and nine months ended September 30, 2020 and 2019, amortization expense related to the Company’s license amounted to $5,250 and $5,250 and $15,570 and $15,750, respectively, and is included in general and administrative expenses on the Statements of Income.

Note 4 – Income Tax Matters

At September 30, 2020, we estimated our annual effective tax rate for 2020 and 2019 to be 28% and 41%, respectively. We recognized a tax (expense) benefit of $(22,925) and $92,764 for the nine months ended September 30, 2020, respectively. At September 30, 2020, the difference from the statutory federal income tax rate is attributable to state income taxes and certain permanent book-tax differences.

The Company conducts an on-going analysis to review its net deferred tax asset and the need for a related valuation allowance. As a result of this analysis and the actual results of operations, the Company has decreased its net deferred tax assets by $2,921 and $2,170 during the nine months ended September 30, 2020 and 2019, respectively. The change in deferred tax assets is attributable to the changes in various book/tax differences.

Note 5 – Income Per Share

Net income (loss) per common share information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic earnings per common share:
Net income (loss)	$122,554	$(209,532)	$60,299	$(132,448)

Weighted average basic shares outstanding	35,588,775	35,588,775	35,588,775	35,578,519

Basic income (loss) per common share	$-	$(0.01)	$-	$-

Dilutive earnings per common share:
Net income (loss) allocable to common shareholders	$122,554	$(209,532)	$60,299	$(132,448)

Weighted average shares outstanding - basic	35,588,775	35,588,775	35,588,775	35,578,519
Diluted effect:
Unvested restricted stock	-	-	-	-
Weighted average dilutive shares outstanding	35,588,775	35,588,775	35,588,775	35,578,519

Dilutive income (loss) per common share	$-	$(0.01)	$-	$-

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

Diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 does not reflect issuance of the following potential common shares, as the effect would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Unvested restricted stock	429,000	449,000	429,000	449,000

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

Additional information regarding the Company’s office operating leases is as follows:

Nine months ended September 30,	2020

Rent expense for long-term operating leases	$91,611
Rent expense for short-term leases	81,179
Total rent expense	$172,790

Mikros Systems Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the balance sheet as of September 30, 2020.

Year	Amount
Remainder of 2020	35,619
2021	144,976
2022	110,857
Total lease payments	291,452
Less: Interest	(13,376)
Net present value of lease liabilities	$278,076

The weighted average remaining lease terms and discount rates for all the Company’s operating leases as of September 30, 2020 were as follows:

Weighted average lease term (months)	24
Weighted average discount rate	4.89%

Note 7 – Loan and Line of Credit

On January 31, 2018, the Company entered into a $550,000 credit facility with PNC Bank which matures on January 31, 2021 and accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points, 2.67% at September 30, 2020. Interest expense for the three and nine months ended September 30, 2020 was $1,514 and $2,661, respectively. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of September 30, 2020, there was $260,000 outstanding under the facility.

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

Note 8 – Subsequent Event

On November 12, 2020, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with McKean Defense Group, Inc., a Delaware corporation (“McKean”), pursuant to which we will be acquired by McKean. Under the terms of the Merger Agreement, all issued and outstanding shares of our common stock will automatically be cancelled and converted into the right to receive payment in cash of $0.13 per share.  Closing of the Merger is expected to occur in the first quarter of 2021 subject to satisfaction of customary conditions, including approval by our stockholders.  For more information, please see our Current Report on Form 8-K filed with the SEC on November 13, 2020.

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

Revenues from our government contracts represented substantially all of our revenues for the nine months ended September 30, 2020 and 2019. Over the past decade, our principal customer has been the U.S. Department of Defense, primarily the U.S. Navy (“Navy”). We provide the following key system to the Navy for maintenance of radars and combat systems:

●	ADSSS, the ADEPT Distance Support Sensor Suite, a Condition-Based Maintenance (CBM) system used to monitor Combat System Elements (CSEs) onboard the Littoral Combat Ship (LCS).

We have also developed and marketed software products to analyze maintenance data collected from target systems, optimize maintenance procedures, and predict failures. Our Prognostics Framework® (PF) and Diagnostic Profiler® (DP) products provide software capabilities which complement our maintenance hardware products (ADSSS) and allow us to provide complete hardware/software solutions for advanced maintenance, particularly of complex distributed systems. Now that we have a complete hardware/software solution for advanced maintenance, we are expanding into commercial and industrial markets.

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

Through our AN/SYM-3 delivery order awarded in September of 2019, we developed a new variant of the AN/SYM-3 system for the NATO Seasparrow Surface Missile System. NSSMS is installed on Navy Aircraft Carriers (CVN class) and “Big Deck” Amphibious Assault Ships (LHD/LHA class). During the third quarter of 2020, our Government customer notified us to stop work on the AN/SYM-3 expansion into NATO Seasparrow, as it does not expect further funding for this initiative in fiscal year 2021.  We have completed all work under all outstanding task orders for this effort.  Although this is subject to change, there can be no assurance whether this initiative will be funded in the future, if at all.  Work for the Littoral Combat Ship continues uninterrupted on the same delivery order.

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

In September 2020, we received an additional $1.7 million from U.S. Navy under the third delivery order for the AN/SYM-3 program. This funding will allow for continued installations on the LCS platform and new combat systems.

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

Recent Developments

On November 12, 2020, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with McKean Defense Group, Inc., a Delaware corporation (“McKean”), pursuant to which we will be acquired by McKean. Under the terms of the MergerAgreement, all issued and outstanding shares of our common stock will automatically be cancelled and converted into the right to receive payment in cash of $0.13 per share.  Closing of the Merger is expected to occur in the first quarter of 2021 subject to satisfaction of customary conditions, including approval by our stockholders.  For more information, please see our Current Report on Form 8-K filed with the SEC on November 13, 2020.

An outbreak of a novel strain of the coronavirus, COVID-19, has been recognized as a pandemic by the World Health Organization. This outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In March 2020, the Governor of Pennsylvania ordered the closure of all non-life sustaining businesses in Pennsylvania where most of our employees work.  Further, individuals' ability to travel was curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. Although our employees are able to work remotely, this coronavirus outbreak has had a negative impact on our productivity and revenues to date in 2020.

In addition, the pandemic and resulting closures has negatively impacted our supply chain for component parts necessary to timely deliver AN/SYM-3 systems to our Government customer. Non-essential travel bans, quarantine protocols imposed to access US Navy ships, and self-quarantine orders imposed by the Governor of Pennsylvania on interstate travel have and are expected to continue to materially delay our ability to complete on-ship installations, result in excessive down-time for our engineering personnel, and increase travel costs. The pandemic has also resulted in delays in contract awards, task orders, and contract modifications to fund our projects. All the forgoing has and will continue to adversely impact our financial condition and results of operation. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

During recent years, the combination of spending caps, discretionary spending cuts, sequestration and further changes in defense spending and priorities have caused, and may in the future continue to cause, delays in funding certain projects. This may negatively impact our revenues and profits.

Changes to Critical Accounting Policies and Estimates

We reviewed all of the recently issued accounting pronouncement through November 2020 which are not yet effective and we do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Results of Operations

Three Months Ended September 30, 2020 and September 30, 2019

We generated revenues of $1,804,800 during the three months ended September 30, 2020 as compared to $1,017,121 during the three months ended September 30, 2019 an increase of $787,679, or 77%. Revenues in the third quarter of 2020 consisted entirely of engineering support services contracts while revenue in the third quarter of 2019 consisted of engineering support services and production.

Cost of sales consists of direct contract costs including labor, material, subcontracts, travel, and other direct costs. Cost of sales for the three months ended September 30, 2020 was $690,901 compared to $317,015 for the three months ended September 30, 2019, an increase of $373,886 or 118%. The increase resulted from timing of delivery of direct components.

The majority of our engineering costs consist of (i) salary, wages and related fringe benefits paid to engineering employees, (ii) rent-related costs, and (iii) consulting fees paid to engineering consultants. As the nature of these costs benefit the entire organization, and their benefit cannot be identified with a specific project or contract, these engineering costs are classified as part of “engineering overhead” and included in operating expenses. Engineering costs for the three months ended September 30, 2020 were $577,722 compared to $691,337 for the three months ended September 30, 2019, a decrease of $113,615, or 16%. The decrease was due primarily to staff reductions and associated fringe benefits and reduced third party consultant costs.

General and administrative expenses consist primarily of salary, intellectual property, consulting fees and related costs, professional fees, business insurance, franchise tax, SEC compliance costs, travel, and unallowable expenses (representing those expenses for which the government will not reimburse us, including independent research and development which consists of research and development expenses unrelated to our defense contracts). General and administrative costs for the three months ended September 30, 2020 were $355,844 as compared to $349,230 for the three months ended September 30, 2019, an increase of $6,614, or 2%.

We estimated our annual effective tax rate for 2020 and 2019 to be 28% and 41%. As a result, we recognized a tax expense of $56,265 for the three months ended September 30, 2020, as compared to a tax benefit of $130,031 for the three months ended September 30, 2019. The differences from the statutory federal income tax rate were attributable to state income taxes and certain permanent book-tax differences.

We reported net income of $122,554 in the three months ended September 30, 2020 as compared to a net loss of $209,532 in three months ended September 30, 2019. The increase was attributable primarily to the increase in revenues in the third quarter of 2020.

Nine Months Ended September 30, 2020 and September 30, 2019

We generated revenues of $4,730,886 during the nine months ended September 30, 2020 compared to $4,890,889 during the nine months ended September 30, 2019, a decrease of $160,003, or 3%. The decrease resulted primarily from the delay of follow-on funding during the first quarter and the delivery of direct components. Revenues for the nine months ended September 30 2020 and 2019 consisted entirely of engineering support services contracts.

Cost of sales for the nine months ended September 30, 2020 was $1,782,597 compared to $1,887,708 for the nine months ended September 30, 2019, a decrease of $105,111, or 6%. The reduction resulted from the delay of follow-on funding and the delivery of direct components.

Engineering costs for the nine months ended September 30, 2020 were $1,719,499 compared to $2,049,425 for the nine months ended September 30, 2019, a decrease of $329,926, or 19%. The decrease was due primarily to staff reductions and associated fringe benefits, and third-party consultant costs.

General and administrative costs for the nine months ended September 30, 2020 were $1,145,449 as compared to $1,182,537 for the nine months ended September 30, 2019, a decrease of $37,088, or 3%. The decrease was due primarily to staff reductions, and third-party consultant costs.

At September 30, 2020, we recognized tax expense of $22,925 for the nine months ended September 30, 2020 due primarily to expected net income for the remainder of 2020 as compared to a tax benefit of $92,764 for the three months ended September 30, 2019. At September 30, 2020, the difference from the expected federal statutory income tax rate is attributable to state income taxes and certain permanent book-tax differences.

We reported a net income of $60,300 for the nine months ended September 30, 2020 as compared to a net loss of $132,448 for the nine months ended September 30, 2019. The increase in net income was attributable primarily to the increase in revenues in the nine months of 2020.

Liquidity and Capital Resources

Since our inception, we have financed our operations through debt, private and public offerings of equity securities, and cash generated by operations.

During the nine months ended September 30, 2020, net cash provided by operations was $178,848 compared to net cash used in operations of $294,266 during the nine months ended September 30, 2019. The $473,114 increase in cash provided by operations was due to the timing of receipts and payments related to our operating assets and liabilities, an increase in net income of $192,748, and a $42,614 increase in noncash charges during the nine months ended September 30, 2020.

Net cash used in investing activities was $7,732 for the nine months ended September 30, 2020 as compared to $32,360 for the nine months ended September 30, 2019, a decrease of $24,628. The decrease was related to the completion of an expansion of our Pennsylvania office in 2019.

Net cash provided by financing activities was $260,000 for the nine months ended September 30, 2020 as compared to $4,000 for the nine months ended September 30, 2019, an increase of $256,000. The increase consisted primarily of $260,000 of borrowings under our line of credit of in 2020.

On January 31, 2018, we entered into a $550,000 credit facility with PNC Bank. The facility initially matured on January 31, 2020 and has been extended to January 31, 2021. The facility accrues interest at a variable rate equal to the Daily LIBOR Rate plus 250 basis points. Interest is paid monthly. Principal borrowings may be prepaid at any time without penalty and the facility is secured by substantially all of our assets. The facility contains customary affirmative and negative nonfinancial covenants. As of September 30, 2020, $260,000 was outstanding under the facility.

On April 14, 2020, we entered into a Paycheck Protection Program Term Note with PNC Bank pursuant to the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. We received total proceeds of $753,300. On May 12, 2020, the term loan was repaid in full.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.   Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d- 15(f)) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.   Exhibits

No.	Description

10.1	Letter Agreement between Mikros Systems Corporation and Mark J. Malone, dated July 29, 2020. (incorporated by reference to the Company’s Current Report on From 8-K filed July 29, 2020)

10.2	Employment Agreement between Mikros Systems Corporation and Walter T. Bristow

10.3	Settlement and Release Agreement between Mikros Systems Corporation and Mark J. Malone

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

MIKROS SYSTEMS CORPORATION

November 16, 2020	By:	/s/ Thomas J. Meaney

Thomas J. Meaney
Chief Executive Officer

MIKROS SYSTEMS CORPORATION

November 16, 2020	By:	/s/ Mark J. Malone

Mark J. Malone Chief Financial Officer